Form 10QSB
period 2000-06-30
ASIAN ALLIANCE VENTURES INC
filed 2000-11-15
CIK 1085113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO


COMMISSION FILE NUMBER:


                          Asian Alliance Ventures, Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               98-0204780
------                                                               ----------
(State or other jurisdiction   (Primary Standard             (I.R.S. Employer
of incorporation or            Industrial Classification     Identification No.)
organization)                  Code Number

Suite 1000-355 Burrard Street,
Vancouver, British Columbia, Canada                                     V6C 2G8
------------------------------------------------------------------    ---------
(Address of principal executive offices)                              (Zip Code)

                                  604.482.1288
                                  ------------
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2000, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Thornton LLP
Chartered Accountants
Management Consultants
Canadian Member Firm of
Grant Thornton International


     Notice to Reader


     We have compiled the balance sheet of Asian Alliance Ventures Inc. (a Development Stage Company) as at June 30, 2000 and the statements of operations, cash flows and stockholders' equity for the period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.








     Kelowna, B.C.
     September 1, 2000                                     Chartered Accountants



247 Lawrence Avenue
Kelowna
British Columbia
V1Y 6L
Tel:  (250) 762-4434
Fax: (250) 762-8896

Asian Alliance Ventures Inc.
(a Development Stage Company)

Balance Sheet - Unaudited
                                                       June 30      December 31
(See Notice to Reader)                                  2000            1999
                                                     -----------    ------------

Assets
Current
   Cash                                            $    19,738      $    14,890
                                                   ===========      ===========

Liabilities
Current
   Accounts payable                                $     3,473      $     1,297
   Accrued liabilities                                   3,000            3,000
   Due to related parties( Note 3)                     109,659           41,178
   Loan payable (Note 4)                               220,000          220,000
                                                   -----------      -----------
                                                       336,132          265,475
                                                   ===========      ===========
Stockholders' Equity
Capital stock (Note 5)                                   5,000            5,000
   Authorized:
     50,000,000 common shares of $0.001
      par value
     10,000,000 preferred shares of $0.001
      par value
   Issued:
      5,000,000 common shares (1999 - 5,000,000)

Additional paid-in capital                               5,000            5,000
Deficit accumulated during the development stage      (326,394)        (260,585)
                                                   -----------      -----------
                                                      (316,394)        (250,585)
                                                   -----------      -----------
                                                  $     19,738      $    14,890
                                                   ===========      ===========

On behalf of the Board

                        Director                          Director
-----------------------          -----------------------

               See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Statement of Operations - Unaudited
(See Notice to Reader)

                                 For the        For the       For the        For the        For the
                                period of    three months   three months    six months     six months
                              inception to,      ended         ended          ended          ended
                                June  30,       June 30       June 30        June 30        June 30
                                  2000           2000          1999           2000           1999
                                  ----           ----          ----           ----           ----
Bank charges and exchange$     $  18,473           --          $     7       $     69        $     7
Investor relations               272,014       $ 24,822           --           39,901           --
Licenses and permits               1,439          1,354           --            1,354           --
Office                            18,476          5,218           --           15,921           --
Professional fees                 15,992          1,445          2,963          8,564          3,063
                               ---------       --------        -------       --------        -------

Total expenses                 $ 326,394       $ 32,839        $ 2,970       $ 65,809        $ 3,070
                               =========       ========        =======       ========        =======

Net loss                       $(326,394)      $(32,839)       $(2,970)      $(65,809)       $(3,070)

Weighted average number
   of shares outstanding            --        5,000,000      1,208,791      5,000,000      3,104,396
                                              =========      =========      =========      =========

Loss per share -
   basic and diluted                --            (0.01)           Nil          (0.01)           Nil
                                               ========        =======       ========        =======


               See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Statement of Cash Flows - Unaudited

(See Notice to Reader)

                                         For the       For the         For the
                                       period from   six months      six months
                                      inception to      ended           ended
                                         June 30       June 30         June 30
                                          2000          2000            1999
                                          ----          ----            ----

Cash flows derived from

                              Operating Activities

      Net loss                       $  (326,394)  $   (65,809)    $    (3,070)
      Changes in non-cash operating
         Working capital
         Accounts payable                  3,473         2,176           1,733
         Accrued liabilities               3,000            -               -
                                      ----------    ----------      ----------
                                        (319,921)      (63,632)         (1,337)
                                      ----------    ----------      ----------

                              Financing Activities

      Advances from related parties      109,659        68,480             750
      Issue of loan payable              220,000            -               -
      Capital stock issued for cash       10,000            -           10,000
                                      ----------    ----------      ----------
                                         339,659        68,480          10,750
                                      ----------    ----------      ----------

Net increase in cash                      19,738         4,848           9,413

Cash, beginning of period                    Nil        14,890             Nil
                                      ----------    ----------      ----------

Cash, end of period                  $    19,738   $    19,738     $     9,413
                                      ----------    ----------      ----------

               See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Statement of Stockholders' Equity - Unaudited
From inception to June  30, 2000
(See Notice to Reader)


                        Common Shares       Additional
                                              Paid-In
                      Shares      Amount      Capital       Deficit       Total
                      ------      ------      -------       -------       -----

Net loss for the period
  from inception to
  December 31, 1999                                      $ (260,585) $ (260,585)
                                                        -----------  ----------
Balance,
  December 31, 1999  5,000,000  $   5,000    $   5,000     (260,585)   (250,585)
Net loss
  for the six months
  ended June 30, 2000                                       (65,809)    (65,809)
                    ---------- ----------   ----------  -----------  ----------
Balance,
  June 30, 2000     5,000,000  $    5,000   $    5,000  $ (326,394)  $ (316,394)
                    ---------- ----------   ----------  -----------  ----------

               See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Notes to the Financial Statements - Unaudited
June 30, 2000
(See Notice to Reader)


1.   Operations and going concern

The Company was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business.


The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. In accordance with SFAS #7 it is considered a development stage company. The Company's current focus is to build a power and urea business in China. Management is devoting substantially all the resources of the Company to marketing and developing this project.


The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include completion of an offering to raise additional capital.


2.   Summary of significant accounting policies


These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.


Use of estimates


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


Financial instruments


The Company has various financial instruments that include cash, payables and amounts due to related parties. It was not practicable to estimate the fair value of the amounts due to related parties. The carrying values of other financial instruments approximate their fair value.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Notes to the Financial Statements - Unaudited
June 30, 2000
(See Notice to Reader)


2.   Summary of significant accounting policies (Continued)


Deferred income taxes


Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.


3.   Related party transactions


The Company had the following transactions, recorded at their exchange amount, with related parties:


a) Incurred $220,000 during 1999 for marketing services provided by companies in which certain officers and/or shareholders have a controlling interest.


At June 30, 2000 the following balances with companies controlled by certain officers and/or shareholders were outstanding:


       Due to Access International Capital Corporation    $55,890

       Due to Axon Management Inc.                        $26,469

       Due to D.N. Larsen                                 $27,300


The balances are expected to be repaid when funds become available from equity financing, interest is payable at 9% per annum and has been waived until 2001.


4.   Loan payable


The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. The joint venture partner has advanced the Company $220,000 for investment marketing purposes. The loan is non-interest bearing and is repayable on demand. The Company will require approximately $16 Million in order to fulfil its obligations under the joint venture agreement which it expects to raise in the North American equity market.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Notes to the Financial Statements - Unaudited
June 30, 2000
(See Notice to Reader)


5.   Capital stock


Private placement


On March 6, 1999 the Company completed an offering of its common stock under Regulation "D", Rule 504 for 5,000,000 common shares of stock at $.002 per share totalling $10,000.


Stock options


The Company has not issued any stock options.


6.   Income taxes


The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.

Item 2. Management's Discussion and Analysis or Plan of Operation

We were originally incorporated with the purpose of carrying on business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects.

Following extensive research and feasibility studies, in August, 1999, we finalized a Joint Venture Agreement ("Agreement") with Shandong Hengtong Chemical Industrial Company, Ltd. ("Shandong Industrial"), a large, well established company in Linyi City, partially owned by the Peoples Republic of China ("PRC") located in the Southeast of Shandong Province, adjacent to the Beijing-Shanghai highway. This is an advantageous geographical position with a rich coal and water supply, and access to the heartland of China's agricultural output. Shandong Industrial was incorporated in China in 1993. It was restructured from a state-owned enterprise to a joint-stock ownership company in 1996. Its authorized share capital is $15,164,082.00. The Tancheng state-owned Assets Management Bureau holds 64.25% of the equity interest and 35.75% is held by the workers of Shandong Industrial's fertilizer plant. Shandong Industrial owns and operates three plants in Linyi: Chemical Fertilizer, Chemical and Thermoelectricity. The Chemical Fertilizer Plant and the Thermoelectricity Plant are to be sold to Shandong Development. The Fertilizer Plant manufactures urea and refined methyl alcohol for sale to customers. The Thermoelectricity Plant generates electricity and steam for sale to the local power grid and for Shandong Industrial's own use. All sales are made to customers in China. Shandong Industrial is registered with the Shandong Provincial Administrative Bureau for Industry and Commerce. Its business license number is 26717136-X-1.

The Agreement provides for the establishment of Shandong Hengtong Development Chemical Co. Ltd ("Shandong Development") as a majority-owned subsidiary of the Company. The Agreement provides for Shandong Development to acquire all the assets of Shandong Industrial necessary to manufacture chemical fertilizer ("Urea") and thermoelectricity. Current Urea produced by Shandong Industrial amounts to 200,000 tons per year. We hope to increase that production to

300,000 tons per year. Current levels of thermoelectricity produced by Shandong Industrial amounts to 200 Million KWh per year. We anticipate that the thermoelectricity can be increased to 375,000 KWh per year.

Under the Agreement, Shandong Industrial will contribute its existing manufacturing facilities for a 49% interest in the Joint Venture. In exchange for a 51% ownership interest in Shandong Development, we will infuse approximately Thirteen Million Dollars ($13,000,000) into Shandong Development. Negotiations have begun with several international companies interested in providing the necessary funds for our initial capital infusion in Shandong Development. All discussions are preliminary, however, and we have not executed any written agreements. We anticipate that we will enter into such written agreements with these private investors by the end of the second quarter of 2000. The initial funds provided by us will be used to increase Urea and thermoelectric power production capacity in order to meet existing market demand. The balance of our capital infusion will be used for financing expenses, project development and working capital.

Plan of Operation. The Agreement was drafted and entered into in accordance with the Chinese-Foreign Co-operative Joint Venture Law of the People's Republic of China, its implementation regulations and other relevant Chinese laws and regulations. In the Agreement, Shandong Industrial and the Company agreed to set up Shandong Development in Shandong, China to operate as a majority-owned subsidiary of the Company. Shandong Development has the status of a Chinese legal person and is subject to the jurisdiction of, and protected by the laws of the PRC. The Agreement specifically provides that all activities of Shandong Development shall be governed by the relevant laws, rules and regulations of the PRC.

Shandong Development is a limited liability company. Our liability to Shandong Development is limited to the capital invested in Shandong Development. We shall share profits, risks and losses of Shandong Development with Shandong Industrial in proportion to our respective contributions to the registered capital of Shandong Development.

The business scope of Shandong Development shall be to develop, produce and distribute chemical fertilizer, power and steam and other related products. The initial production scale of Shandong Development is anticipated to be an annual output of 200,000 tons of Urea and 2X12 thousand KW thermal power.

The total amount of capital we are required to contribute to Shandong Development will be $29,928,916 ("Total Contribution"). The registered capital of Shandong Development is $25,600,000 ("Registered Capital").

We have agreed to contribute a total of $13,000,000.00 towards the Registered Capital, representing a 51% ownership interest. Within three months of Shandong Development obtaining its business license (the "Business License"), we have agreed to deliver $6,500,000.00 to Shandong Development. The remaining $6,500,000.00 will be delivered to Shandong Development within eight months of the issuance of the Business License to Shandong Development. Within three months of the date that Shandong Development obtains the Business License, Shandong Industrial will contribute equipment, facilities and materials valued at $12,600,000.00 for a 49% ownership interest in Shandong Development. The difference between the Total Contribution and Registered Capital of Shandong Development shall be raised by assuming current liabilities of $4,328,000.00 of Shandong Industrial.

The Agreement provides that Shandong Development shall lease the land, factory and facilities and the remaining equipment, facilities and materials within three months from the date the Business License is issued.

Should one of the parties to the Agreement fail to make its Registered Capital contribution in full within the time prescribed under the Agreement, that party shall be deemed to have breached the Agreement. Upon the request of the non-breaching party, the defaulting party shall consent to the termination of the Agreement without prejudice.

The Agreement provides that when more funds are raised by one party from time to time by agreement of each party, and the other party cannot raise enough funds to keep its original equity proportion, such other party shall, upon the former party's request, be obligated to transfer its comparable equity interests in Shandong Development to the former party or the former party's associated companies, parent companies, or subsidiaries.

Distribution of Profits. The Agreement provides that the profits of Shandong Development shall not be distributed unless the losses of previous fiscal years have been paid in full. Otherwise, no less than 80% of profits of Shandong Development shall be distributed annually. Shandong Industrial shall receive 49% of distributed profits, and we shall receive 51% of distributed profit.

For the fiscal year ended 1998 and 1999, Shandong Industrial earned revenue of $38,500,000.00 and $48,500.000.00 respectively.

Duration of the Joint Venture. The term of the Agreement is thirty (30) years from the date on which the Business License is issued. The term may be extended upon the agreement of all parties.

Liquidity. At December 31, 1999, we had cash resources of $14,890.00. At June 30, 2000, we had cash resources of $19,738.00. At December 31, 1999, we had total current assets of $14,890.00 and total current liabilities of $265,475.00. At December 31, 1999, total current liabilities exceeded total current assets by $250,585.00. At June 30, 2000, we had total current assets of $19,738.00 and total current liabilities of $336,132.00. At June 30, 2000, total current liabilities exceeded total current assets by $316,394.00. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues, our only external source of liquidity is the sale of its capital stock.

We have not yet realized any significant revenue from operations. For the six months ended June 30, 1999, we experienced a net loss of $3,070.00. For the six months ended June 30, 2000, we experienced a net loss of $65,809.00. The increase in the loss for the corresponding periods was primarily due to increased office expenses, expenses related to investor relations and professional fees.

We will require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and our financial condition.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors.

We will need to raise additional capital within the next 12 months in order to implement our business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we will be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

We anticipate that we will begin to realize a positive revenue stream beginning in or about the first quarter of Shandong Development's operations as a result of the profit sharing provided for under the Agreement. Specifically, the Company believes that the historical financial data provided by Shandong Industrial demonstrates that we will begin to realize a positive revenue stream very soon after the terms and conditions of the Agreement are met.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November    , 2000               ASIAN ALLIANCE VENTURES, INC.


                                  By:    /s/ John Fraser
                                         ---------------------------------------
                                         John Fraser
                                  Its:   President