Form 10QSB
period 2000-09-30
ASIAN ALLIANCE VENTURES INC
filed 2000-11-21
CIK 1085113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


COMMISSION FILE NUMBER:


                          Asian Alliance Ventures, Inc.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                     98-0204780
(State or other jurisdiction          (Primary Standard Industrial      (I.R.S. Employer
of incorporation or organization)     Classification Code Number)      Identification No.)

Suite 1000-355 Burrard Street, Vancouver, British Columbia, Canada      V6C 2G8
(Address of principal executive offices)                               Zip Code)

                                  604.482.1288
                (Issuer's Telephone Number, including Area Code)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2000, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Grant Thornton LLP                                         [LOGO]
Chartered Accountants                                      Grant Thornton
Management Consultants
Canadian Member Firm of
Grant Thornton International









Notice to Reader


We have compiled the balance sheet of Asian Alliance Ventures Inc. (a Development Stage Company) as at September 30, 2000 and the statements of operations, cash flows and stockholders' equity for the period then ended from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.


Kelowna, B.C.
November 16, 2000                                          Chartered Accountants



247 Lawrence Avenue
Kelowna
British Columbia
V1Y 6L
Tel:  (250) 762-4434
Fax:  (250) 762-8896

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Balance Sheet - Unaudited
                                                    September 30  December 31
(See Notice to Reader)                                      2000         1999
--------------------------------------------------------------------------------

Assets
Current
   Cash                                                $   6,803    $  14,890
                                                       =========    =========
--------------------------------------------------------------------------------
Liabilities
Current
   Accounts payable                                    $     920    $   1,297
   Accrued liabilities                                     1,000        3,000
   Due to related parties (Note 3)                       115,651       41,178
   Loan payable (Note 4)                                 220,000      220,000
                                                       ---------    ---------
                                                         337,571      265,475
                                                       ---------    ---------

Stockholders' Equity
Capital stock (Note 5)                                     5,000        5,000
   Authorized:
     50,000,000 common shares of $0.001 par value
     10,000,000 preferred shares of $0.001 par value
   Issued:
      5,000,000 common shares (1999 - 5,000,000)
Additional paid-in capital                                 5,000
Deficit accumulated during the development stage        (340,768)    (260,585)
                                                       ---------    ---------
                                                        (330,768)    (250,585)
                                                       ---------    ---------

                                                       $   6,803    $  14,890
                                                       =========    =========
--------------------------------------------------------------------------------

On behalf of the Board

____________________________Director____________________________Director



               See accompanying notes to the financial statements.


Grant Thornton [LOGO]

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Operations - Unaudited
(See Notice to Reader)
--------------------------------------------------------------------------------

                              For the      For the        For the         For the         For the
                             period of   three months   three months   nine months     nine months
                           inception to     ended          ended          ended           ended
                           September 30  September 30   September 30   September 30    September 30
                                2000          2000           1999           2000           1999
                            -----------   -----------    -----------    -----------    -----------
Bank charges and exchange   $    18,499            26    $     4,583    $        95    $     4,590
Investor relations              274,975   $     2,961         55,000         42,862         55,000
Licenses and permits              1,439            --             85          1,354             85
Office                           23,926         5,450             --         21,371             --
Professional fees                18,559         2,567             --         11,131          3,063
                            -----------   -----------    -----------    -----------    -----------
Travel                            3,370         3,370             --          3,370             --

Total expenses              $   340,768   $    14,374    $    59,668    $    80,183    $    62,738
                            ===========   ===========    ===========    ===========    ============

Net loss                    $ (340,768)   $   (14,474)       (59,668)   $   (80,183)   $   (62,738)

Weighted average number
   of shares outstanding                    5,000,000      5,000,000      5,000,000       3,754,579
                                          ===========    ===========    ===========    ============
Loss per share -
   basic and diluted                              Nil    $     (0.01)       $ (0.01)   $      (0.01)
                                          ===========    ===========    ===========    ============

--------------------------------------------------------------------------------

               See accompanying notes to the financial statements.


Grant Thornton [LOGO]

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Cash Flows - Unaudited
(See Notice to Reader)
--------------------------------------------------------------------------------

                                              For the       For the       For the
                                            period from   nine months   nine months
                                           inception to     ended         ended
                                           September 30   September 30  September 30
                                               2000           2000          1999
                                            ---------      ---------     ---------
Cash flows derived from

   Operating Activities
      Net loss                              $(340,768)     $ (80,183)    $ (62,738)
      Changes in non-cash operating
         working capital
         Accounts payable                         920           (377)        1,733
         Accrued liabilities                    1,000         (2,000)           --
                                            ---------      ---------     ---------
                                             (338,848)       (82,560)      (61,005)
                                            ---------      ---------     ---------
   Financing Activities
      Advances from related parties           115,651         74,473        10,280
      Issue of loan payable                   220,000             --        55,000
      Capital stock issued for cash            10,000             --        10,000
                                            ---------      ---------     ---------
                                              345,651         74,473        75,280
                                            ---------      ---------     ---------

Net increase in cash                            6,803         (8,087)       14,275

Cash, beginning of period                         Nil         14,890           Nil
                                            ---------      ---------     ---------

Cash, end of period                         $   6,803      $   6,803     $  14,275
                                            =========      =========     =========

--------------------------------------------------------------------------------

Grant Thornton [LOGO]

--------------------------------------------------------------------------------
               See accompanying notes to the financial statements.
Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Stockholders' Equity - Unaudited
From inception to September 30, 2000
(See Notice to Reader)
--------------------------------------------------------------------------------

                                      Common Shares         Additional
                                      -------------           Paid-In
                                  Shares        Amount        Capital       Deficit         Total
                                ---------    -----------    -----------   -----------    -----------
Net loss for the period
  from inception to
  December 31, 1999                                                       $  (260,585)   $  (260,585)
                                                                          -----------    -----------
Balance,
  December 31, 1999             5,000,000    $     5,000    $     5,000      (260,585)      (250,585)

Net loss
  for the nine months
  ended September  30, 2000                                                   (80,183)       (80,183)
                                ---------    -----------    -----------   -----------    -----------

Balance,
  September  30, 2000           5,000,000    $     5,000    $     5,000   $  (340,768)   $  (330,768)
                                =========    ===========    ===========   ===========    ===========

--------------------------------------------------------------------------------


Grant Thornton [LOGO]

--------------------------------------------------------------------------------
               See accompanying notes to the financial statements.
Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
September 30, 2000
(See Notice to Reader)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Financial instruments


Grant Thornton [LOGO]

--------------------------------------------------------------------------------
The Company has various financial instruments that include cash, payables and amounts due to related parties. It was not practicable to estimate the fair value of the amounts due to related parties. The carrying values of other financial instruments approximate their fair value.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
September 30, 2000
(See Notice to Reader)
--------------------------------------------------------------------------------

2.   Summary of significant accounting policies (Continued)

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.
--------------------------------------------------------------------------------

3.   Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

a) Incurred $220,000 during 1999 for marketing services provided by companies in which certain officers and/or shareholders have a controlling interest.

At September 30, 2000 the following balances with companies controlled by certain officers and/or shareholders were outstanding:

    Due to Access International Capital Corporation              $70,929
    Due to Axon Management Inc.                                  $14,800
    Due to D.N. Larsen                                           $29,922

The balances are expected to be repaid when funds become available from equity financing, interest is payable at 9% per annum and has been waived until 2001.
--------------------------------------------------------------------------------

4.   Loan payable

The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. The

Grant Thornton [LOGO]

--------------------------------------------------------------------------------
joint venture partner has advanced the Company $220,000 for investment marketing purposes. The loan is non-interest bearing and is repayable on demand. The Company will require approximately $16 Million in order to fulfil its obligations under the joint venture agreement which it expects to raise in the North American equity market.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
September 30, 2000
(See Notice to Reader)
--------------------------------------------------------------------------------

5.   Capital stock

Private placement

On March 6, 1999 the Company completed an offering of its common stock under Regulation "D", Rule 504 for 5,000,000 common shares of stock at $.002 per share totalling $10,000.

Stock options

The Company has not issued any stock options.

--------------------------------------------------------------------------------

6.   Income taxes

The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.


Grant Thornton [LOGO]

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company was originally incorporated with the purpose of carrying on business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects.

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

For the fiscal year ended 1998, Shandong Industrial earned revenue of $38,500,000.00. For the fiscal year ended 1999, Shandong Industrial earned revenue of approximately $48,500,000.00 Shandong Industrial projects approximately $55,000,000.00 in revenue for the fiscal year ended 2000.

Duration of the Joint Venture. The term of the Agreement is thirty (30) years from the date on which the Business License is issued. The term may be extended upon the agreement of all parties.

Liquidity. At September 30, 1999, we had cash resources of $14,275.00. At September 30, 2000, we had cash resources of $6,803.00. At September 30, 1999, we had total current assets of $14,275.00 and total current liabilities of $67,264.00. At September 30, 1999, total current liabilities exceeded total current assets by $52,989.00. At September 30, 2000, the Company had total current assets of $6,803.00 and total current liabilities of $337,571.00. At September 30, 2000, total current liabilities exceeded total current assets by $330,768.00. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues, our only external source of liquidity is the sale of its capital stock.

We have not yet realized any significant revenue from operations. For the nine-months ended September 30, 1999, we experienced a net loss of $62,738.00. For the nine months ended September 30, 2000, we experienced a net loss of $80,183.00. The increase in the loss for the specified periods was primarily due to increased office expenses and increased professional fees.

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

Dated:  November 20, 2000                 ASIAN ALLIANCE VENTURES, INC.


                                   By:    /s/ John Fraser
                                          -----------------------------
                                          John Fraser
                                   Its:   President