Form 10QSB/A
period 2000-06-30
ASIAN ALLIANCE VENTURES INC
filed 2000-12-14
CIK 1085113

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


COMMISSION FILE NUMBER:


                          Asian Alliance Ventures, Inc.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                                            98-0204780
(State or other jurisdiction of     (Primary Standard Industrial        (I.R.S. Employer Identification No.)
incorporation or organization)      Classification Code Number)

Suite 1000-355 Burrard Street, Vancouver, British Columbia, Canada       V6C 2G8
(Address of principal executive offices)                              (Zip Code)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[_] Yes [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2000, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

-------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Balance Sheet - Unaudited
                                                          June 30   December 31
                                                             2000          1999
-------------------------------------------------------------------------------

Assets
Current
   Cash                                                 $  19,738     $  14,890
                                                        =========     =========

-------------------------------------------------------------------------------

Liabilities
Current
   Accounts payable                                     $   3,473     $   1,297
   Accrued liabilities                                      3,000         3,000
   Due to related parties( Note 3)                        109,659        41,178
   Loan payable (Note 4)                                  220,000       220,000
                                                        ---------     ---------
                                                          336,132       265,475
                                                        ---------     ---------

Stockholders' Equity
Capital stock (Note 5)                                      5,000         5,000
   Authorized:
     50,000,000 common shares of $0.001 par value
     10,000,000 preferred shares of $0.001 par value
   Issued:
     5,000,000 common shares (1999 - 5,000,000)
Additional paid-in capital                                  5,000         5,000
Deficit accumulated during the development stage         (326,394)     (260,585)
                                                        ---------     ---------
                                                         (316,394)     (250,585)
                                                        ---------     ---------

                                                        $  19,738     $  14,890
                                                        =========     =========

-------------------------------------------------------------------------------

On behalf of the Board

_____________________________ Director    _____________________________ Director


               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Operations - Unaudited
--------------------------------------------------------------------------------

                                     For the           For the            For the            For the            For the
                                    period of        three months       three months        six months         six months
                                  inception to,         ended              ended              ended              ended
                                     June 30,          June 30            June 30            June 30            June 30
                                      2000               2000               1999               2000               1999
                                      ----               ----               ----               ----               ----
Bank charges and exchange         $    18,473                 --        $         7        $        69        $         7
Investor relations                    272,014        $    24,822                 --             39,901                 --
Licenses and permits                    1,439              1,354                 --              1,354                 --
Office                                 18,476              5,218                 --             15,921                 --
Professional fees                      15,992              1,445              2,963              8,564              3,063
                                  -----------        -----------        -----------        -----------        -----------

Total expenses                    $   326,394        $    32,839        $     2,970        $    65,809        $     3,070
                                  ===========        ===========        ===========        ===========        ===========

Net loss                          $  (326,394)       $   (32,839)       $    (2,970)       $   (65,809)       $    (3,070)

Weighted average number
   of shares outstanding                               5,000,000          1,208,791          5,000,000          3,104,396
                                                     ===========        ===========        ===========        ===========
Loss per share -
   basic and diluted                                       (0.01)               Nil              (0.01)               Nil
                                                     ===========        ===========        ===========        ===========

--------------------------------------------------------------------------------

               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Cash Flows - Unaudited
--------------------------------------------------------------------------------

                                                     For the                For the                 For the
                                                   period from             six months              six months
                                                   inception to              ended                   ended
                                                     June 30                June 30                 June 30
                                                      2000                    2000                    1999
                                                      ----                    ----                    ----
Cash flows derived from

   Operating Activities
       Net loss                                    $(326,394)              $ (65,809)              $  (3,070)
       Changes in non-cash operating
           Working capital
           Accounts payable                            3,473                   2,176                   1,733
           Accrued liabilities                         3,000                      --                      --
                                                   ---------               ---------               ---------
                                                    (319,921)                (63,632)                 (1,337)
                                                   ---------               ---------               ---------

   Financing Activities
       Advances from related parties                 109,659                  68,480                     750
       Issue of loan payable                         220,000                      --                      --
       Capital stock issued for cash                  10,000                      --                  10,000
                                                   ---------               ---------               ---------
                                                     339,659                  68,480                  10,750
                                                   ---------               ---------               ---------

Net increase in cash                                  19,738                   4,848                   9,413

Cash, beginning of period                                Nil                  14,890                     Nil
                                                   ---------               ---------               ---------

Cash, end of period                                $  19,738               $  19,738               $   9,413
                                                   =========               =========               =========

--------------------------------------------------------------------------------

               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Stockholders' Equity - Unaudited
From inception to June  30, 2000
--------------------------------------------------------------------------------

                                       Common Shares              Additional
                                  -----------------------          Paid-In
                                  Shares           Amount          Capital         Deficit           Total
                                  ------           ------          -------         -------           -----
Net loss for the period
   from inception to
   December 31, 1999                                                            $  (260,585)     $  (260,585)
                                                                                -----------      -----------
Balance,
   December 31, 1999            5,000,000      $     5,000      $     5,000        (260,585)        (250,585)

Net loss
   for the six months
   ended June 30, 2000                                                              (65,809)         (65,809)
                                ---------      -----------      -----------     -----------      -----------
Balance,
   June 30, 2000                5,000,000      $     5,000      $     5,000     $  (326,394)     $  (316,394)
                                =========      ===========      ===========     ===========      ===========

               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
June 30, 2000
--------------------------------------------------------------------------------

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

Basis of presentation

These unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements for the year ended December 31, 1999. In the opinion of management, these unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
June 30, 2000
--------------------------------------------------------------------------------

2.   Summary of significant accounting policies (Continued)

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

--------------------------------------------------------------------------------

The balances are expected to be repaid when funds become available from equity financing, interest is payable at 9% per annum and has been waived until 2001.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
June 30, 2000
--------------------------------------------------------------------------------

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

Dated:   December 12, 2000                    ASIAN ALLIANCE VENTURES, INC.


                                        By:   /s/ John Fraser
                                              ---------------------------------
                                              John Fraser
                                        Its:  President