Form 10QSB/A
period 2000-09-30
ASIAN ALLIANCE VENTURES INC
filed 2000-12-14
CIK 1085113

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

Asian Alliance Ventures Inc.
(a Development Stage Company)
Balance Sheet - Unaudited

                                                      September 30  December 31
                                                              2000         1999
--------------------------------------------------------------------------------

Assets
Current
   Cash                                                  $   6,803    $  14,890
                                                         =========    =========
--------------------------------------------------------------------------------

Liabilities
Current
   Accounts payable                                      $     920    $   1,297
   Accrued liabilities                                       1,000        3,000
   Due to related parties (Note 3)                         115,651       41,178
   Loan payable (Note 4)                                   220,000      220,000
                                                         ---------    ---------
                                                           337,571      265,475
                                                         ---------    ---------

Stockholders' Equity
Capital stock (Note 5)                                       5,000        5,000
   Authorized:
      50,000,000 common shares of $0.001 par value
      10,000,000 preferred shares of $0.001 par value
   Issued:
      5,000,000 common shares
Additional paid-in capital                                   5,000        5,000
Deficit accumulated during the development stage          (340,768)    (260,585)
                                                         ---------    ---------
                                                          (330,768)    (250,585)
                                                         ---------    ---------

                                                         $   6,803    $  14,890
                                                         =========    =========

--------------------------------------------------------------------------------

On behalf of the Board

_________________________ Director           __________________________ Director


               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Operations - Unaudited
--------------------------------------------------------------------------------

                                    For the           For the            For the            For the            For the
                                   period of        three months       three months       nine months       nine months
                                 inception to          ended              ended              ended              ended
                                 September 30       September 30       September 30       September 30      September 30
                                     2000               2000               1999               2000               1999
                                     ----               ----               ----               ----               ----
Bank charges and exchange        $    18,499        $        26        $     4,583        $        95        $     4,590
Investor relations                   274,975              2,961             55,000             42,862             55,000
Licenses and permits                   1,439                 --                 85              1,354                 85
Office                                23,926              5,450                 --             21,371                 --
Professional fees                     18,559              2,567                 --             11,131              3,063
Travel                                 3,370              3,370                 --              3,370                 --
                                 -----------        -----------        -----------        -----------        -----------

Total expenses                   $   340,768        $    14,374        $    59,668        $    80,183        $    62,738
                                 ===========        ===========        ===========        ===========        ===========

Net loss                         $  (340,768)       $   (14,374)       $   (59,668)       $   (80,183)       $   (62,738)
                                 ===========        ===========        ===========        ===========        ===========

Weighted average number
   of shares outstanding                              5,000,000          5,000,000          5,000,000          3,754,579
                                                    ===========        ===========        ===========        ===========
Loss per share -
   basic and diluted                                        Nil        $     (0.01)       $     (0.01)       $     (0.01)
                                                    ===========        ===========        ===========        ===========

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

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Cash Flows - Unaudited
--------------------------------------------------------------------------------

                                                 For the                For the                 For the
                                               period from            nine months             nine months
                                              inception to               ended                   ended
                                              September 30            September 30            September 30
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

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Stockholders' Equity - Unaudited
From inception to September 30, 2000
--------------------------------------------------------------------------------

                                         Common Shares                   Additional
                                    -------------------------              Paid-In
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

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
September 30, 2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
September 30, 2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

3.   Related party transactions

The Company had the following transaction, recorded at its exchange amount, with related parties:

     - Incurred $220,000 during 1999 for marketing services provided by companies in which certain officers and/or shareholders have a controlling interest.

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

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
September 30, 2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

5.   Capital stock

Private placement

On March 6, 1999 the Company completed an offering of its common stock under Regulation "D", Rule 504 for 5,000,000 common shares of stock at $0.002 per share totalling $10,000.

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