Form 10KSB
period 2000-12-31
ASIAN ALLIANCE VENTURES INC
filed 2001-04-12
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________


                          Asian Alliance Ventures, Inc.
             (Exact name of registrant as specified in its charter)

Nevada                                                                98-0204780
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

Suite 1000-355 Burrard Street, Vancouver, British Columbia, Canada       V6C 2G8
(Address of registrant's principal executive offices)                 (Zip Code)

                                  604.482.1288
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

  Title of Each Class                             Name of Each Exchange on which
  to be so Registered:                           Each Class is to be Registered:
  --------------------                           -------------------------------
          None                                                 None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Preferred Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes    [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2001, approximately $0.00.

As of March 30, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding. As of March 30, 2001, there were no shares of the issuer's $.001 par value preferred stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  [X] Yes    [_] No

                                     PART I

Item 1. Description of Business.

Our Business. Following extensive research and feasibility studies, in August, 1999, we finalized a Joint Venture Agreement ("Agreement") with Shandong Hengtong Chemical Industrial Company, Ltd. ("Shandong Industrial"), a large, well established company in Linyi City, partially owned by the Peoples Republic of China ("PRC") located in the Southeast of Shandong Province, adjacent to the Beijing-Shanghai highway. This is an advantageous geographical position with a rich coal and water supply with access to the heartland of China's agricultural output. Shandong Industrial was incorporated in China in 1993. It was restructured from a state-owned enterprise to a joint-stock ownership company in 1996. Its authorized share capital is $15,164,082.00. The Tancheng state-owned Assets Management Bureau holds 64.25% of the equity interest and 35.75% is held by the individuals who work in Shandong Industrial's fertilizer plant. Shandong Industrial owns and operates three plants in Linyi which produce chemical fertilizer, chemical and thermoelectricity. The Chemical Fertilizer Plant and the Thermoelectricity Plant are to be sold to Shandong Development. The Fertilizer Plant manufactures urea and refined methyl alcohol for sale. The Thermoelectricity Plant generates electricity and steam for sale to the local power grid. Shandong Industrial also utilizes a portion of the electricity generated by the Thermoelectricity Plant. All sales are made to customers in China. Shandong Industrial is registered with the Shandong Provincial Administrative Bureau for Industry and Commerce. Its business license number is 3700001805541.

The Agreement provides for the establishment of Shandong Hengtong Development Chemical Co. Ltd ("Shandong Development") as our majority-owned subsidiary. The Agreement provides for Shandong Development to acquire all the assets of Shandong Industrial necessary to manufacture chemical fertilizer ("urea") and thermoelectricity. Current urea produced by Shandong Industrial amounts to 200,000 tons per year. We hope to increase that production to 300,000 tons per year. Current levels of thermoelectricity produced by Shandong Industrial amounts to 200 Million KWh per year. We anticipate that the thermoelectricity can be increased to 375,000 KWh per year.

Under the Agreement, Shandong Industrial will contribute its existing manufacturing facilities in exchange for a 49% interest in the Joint Venture. In exchange for a 51% ownership interest in Shandong Development, we will infuse approximately Thirteen Million Dollars ($13,000,000) into Shandong Development. Negotiations have begun with several international companies interested in providing the necessary funds for our initial capital infusion in Shandong Development. All discussions are preliminary, however, and we have not executed any written agreements. We anticipate that we will enter into such written agreements with these private investors by the end of the second quarter of 2001. The initial funds provided by us to Shandong Development will be used to increase urea and thermoelectric power production capacity in order to meet existing market demand. The balance of our capital infusion will be used for financing expenses, project development and working capital.

Urea. We believe China is a large developing country, with a solid agricultural foundation providing food for a population of 1.2 billion people. In the past decade, the traditional cultivation method utilizing manure, is rapidly being replaced by the scientific method of fertilizer application. Nitrogenous fertilizer is a type of fertilizer that is in demand for a great variety of crops. Nitrogen is an important element of fertilizer. Nitrogen can help crops produce protein. Unfortunately, Nitrogen is very easily washed out of the soil; therefore, constant application of Nitrogen is required to maintain or expand a crops yield. Urea occupies the first position in the list of nitrogenous fertilizers. It contains 46% nitrogen which is the highest among solid fertilizers. We believe urea is easy to handle, slow in its release of nutrient nitrogen and non-toxic, factors we believe make it more and more popular among the Chinese farming community.

In general, the Chinese government has always promoted the fertilizer industry. For years, they have subsidized power used for producing fertilizers; e.g., the current "Subsidized Utility Price" is approximately 87% of the market rate charged by the local state-owned Power Bureau. Moreover, the government offers the chemical fertilizer manufacturers a tax exemption from the value-added tax assessed on imports. The import tariff for chemical fertilizer in China is low, about 5%, which means that even if China is allowed to join the World Trade Organization in the near future, we believe the advantages of the relationship established by the Agreement will not be significantly reduced.

Geographically, the project is located on the Yellow River and Huaihe River Valley flood plain, which has approximately 6,000,000 hectare of cultivated land. Wheat, corn, rice, beans, and malt are the main crops grown. The estimated demand for urea is more than 4,000,000 tons per year in Shandong and Shandong Industrial's prime market area makes up about

10% of the China market. According to estimates from the Statistic Bureau of Shandong Province, the consumption of nitrogen-based chemical fertilizers in China has consistently exceeded production in recent years. The shortage has been met by imports, mainly from Japan and Russia. This supply shortage has allowed Shandong Industrial production at near full capacity of 200,000 tons of urea in 1999 and 230,000 tons in 2000. We believe this gives Shandong Development a solid market for increased sales. Furthermore, with continuing education and promotion, we believe the market is growing larger year by year. As the biggest seller and manufacturer of chemical fertilizer in the region, Shandong Industrial has earned an outstanding reputation for its quality products, pricing, delivery and customer services. Shandong Development will inherit this legacy and has a ready market for its planned 100,000 tons per year increase in urea production. Prices in 2000, set by the international market, remained relatively stable compared to 1999 prices and were higher than 1998 prices.

We believe that our initial capital infusion will allow us the opportunity to:

     o    participate in Chinese development in agriculture industry and power;

     o    realize  above  average  returns  on  our  capital  infusion;

     o    take  advantage  of  an  established   enterprise   with  a  preferred
          competitive position;

     o    work with premium Chinese partners and excellent management;

     o    produce   environmentally   positive   products   such  as  urea   and
          thermoelectricity;

     o    benefit from immediate  growth potential of existing and new products;
          and

     o    enjoy the benefit of agreements and approvals already in place.

The Joint Venture Agreement. The Agreement was drafted and entered into in accordance with the Chinese-Foreign Co-operative Joint Venture Law of the People's Republic of China ("PRC"), as well as China's implementation regulations and other relevant Chinese laws and regulations. In the Agreement, we agreed with Shandong Industrial to set up Shandong Development in Shandong, China to operate as our majority-owned subsidiary. Shandong Development has the status of a Chinese legal person and is subject to the jurisdiction of, and protected by the laws of the PRC. The Agreement specifically provides that all activities of Shandong Development shall be governed by the relevant laws, rules and regulations of the PRC.

Shandong Development is a limited liability company. Our liability to Shandong Development is limited to the capital invested in Shandong Development. We shall share profits, risks and losses of Shandong Development with Shandong Industrial in proportion to our respective contributions to the registered capital of Shandong Development.

The business scope of Shandong Development shall be to develop, produce and distribute chemical fertilizer, power and steam and other related products. The initial production scale of Shandong Development is anticipated to be an annual output of 230,000 tons of urea and 2X12 thousand KW thermal power.

The  total  amount  of  capital  contributed  to  Shandong  Development  will be
$29,928,916   ("Total   Contribution").   The  registered  capital  of  Shandong
Development is $25,600,000 ("Registered Capital").

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

The Agreement provides that Shandong Development shall lease the land, factory, facilities and the remaining equipment within three months from the date the Business License is issued.

Should one of the parties to the Agreement fail to make its Registered Capital contribution in full within the time prescribed under the Agreement, that party shall be deemed to have breached the Agreement. Upon the request of the non-breaching party, the defaulting party shall consent to the termination of the Agreement without prejudice. Notwithstanding delays in making the required contributions, neither party to the Agreement has requested termination nor has either party indicated that they intend to terminate the Agreement.

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

Specific Responsibilities of Shandong Industrial. Shandong Industrial has agreed to:

     o contribute the necessary equipment, facilities and materials to allow Shandong Development to conduct its operations;

     o    be responsible for making application to the relevant  authorities for
          approval  of  the   Agreement   and  the   registration   of  Shandong
          Development;

     o assist Shandong Development in importing and obtaining importation licenses for all raw materials, machinery and equipment necessary for the operation of business;

     o    obtain effective insurance coverage and renew same in a timely manner;

     o inform us of related Chinese laws, regulations, notices and any other information affecting the operations of Shandong Development;

     o    provide  Shandong  Development  and us  available  information  on the
          Chinese  market   necessary  to  facilitate   Shandong   Development's
          operations;

     o assist Shandong Development in purchasing and handling all necessary equipment and materials in China;

     o assist Shandong Development in obtaining all necessary utilities and supplies, including, but not limited to, water, electricity and communication capabilities;

     o recommend to Shandong Development (without obligation on the part of Shandong Development to employ) persons suitable to undertake managerial and technical positions, and render all assistance to Shandong Development in the recruitment of such and other personnel;

     o assist foreign workers, staff and their family members in obtaining all necessary entry visas, work permits and other travel documents;

     o assist Shandong Development in solving legal, administrative and other problems arising from time to time with respect to the business operations of Shandong Development;

     o assist Shandong Development in obtaining the preferential status and treatment that it should be entitled to from the Chinese government;

     o    manage  Shandong  Development  according to the  management  agreement
          ("Management   Agreement")   contemplated  by  Shandong   Development,
          Shandong Industrial and us;

     o assist Shandong Development in convening meetings of the Board of Directors of Shandong Development in China, such reasonable expenses to be borne by Shandong Development; and

     o    use its best  efforts  to  assist  Shandong  Development  in any other
          matters   entrusted  to  it  or   reasonably   requested  by  Shandong
          Development.

Our Specific Responsibilities.  We have agreed to:

     o    contribute the cash contributions in United States Dollars;

     o supervise the management and financial affairs of Shandong Development pursuant to the Management Agreement;

     o recommend (without obligation on the part of Shandong Development to employ) managerial and technical personnel to Shandong Development, and render all assistance to Shandong Development in the recruitment of such personnel;

     o assist Shandong Development in convening meetings of the Board of Directors in the United States of America whenever the Board of Directors of Shandong Development shall decide to meet in the United States of America, such reasonable expenses to be borne by Shandong Development; and

     o    use our best  efforts  to  assist  Shandong  Development  in any other
          matters   entrusted  to  us  or   reasonably   requested  by  Shandong
          Development.

The parties to the Agreement have also agreed that the Board of Directors of Shandong Development shall be comprised of 5 directors, of which 3 directors shall be appointed by us and 2 directors shall be appointed by Shandong
Industrial, provided, however, that the ratio representation on Shandong Development's Board of Directors shall reflect as near as practicable the proportion of each party's contributions to the Registered Capital. The ratio representation on Shandong Development's Board of Directors shall be adjusted to take effect immediately upon the date of change in proportion of Registered Capital contributions. The Chairman of the Board of Directors of Shandong Development shall be appointed by the party that maintains a majority proportion of the Registered Capital of Shandong Development.

Distribution of Profits. The Agreement provides that the profits of Shandong Development shall not be distributed unless the losses of previous fiscal years have been paid in full. Otherwise, no less than 80% of profits of Shandong Development shall be distributed annually to us and Shandong Industrial. Shandong Industrial shall receive 49% of distributed profits, and we shall receive 51% of distributed profit.

For the fiscal years ended 1998, 1999 and 2000 Shandong Industrial earned revenue of $38,500,000.00, $48,500.000.00 and $54,200,000.00 respectively.

Duration of the Joint Venture. The term of the Agreement is thirty (30) years from the date on which the Business License is issued. The term may be extended upon the agreement of all parties.

Product Production. Shandong Industrial's Linyi facility consists of a Thermo power and Steam Plant, a Chemical Fertilizer Plant and office facilities. All are relatively modern and well maintained. They are contiguous on a single site of about 200 hectares of land in Tan Cheng County, occupied under a land use right granted from the state. Linyi is located in southeastern Shandong Province adjacent to the Beijing-Shanghai highway. Shandong Industrial has excellent communication and transportation services, including high speed Internet, road, rail and air transportation. Beijing is an hour by air to the north; Qingdao, on the Pacific coast is five hours by road to the east. Qingdao is a hub city with an International airport, rail and port facilities.

For every different technological stage during the manufacturing process, there is a separate management level of accountability: Quality Control, Measurement Control, Equipment and Power Management, Safety and Environmental Protection Management, and Technology and Expenditure Reduction Control. These Professional Management Offices are focus on the policy of "identify the reason, correct the mistake, and learn the lesson" and "combine treatment with prevention". In order to maintain quality of their products, Shandong Industrial has:

     o    installed quality control detectors in the systems; and

     o taken precautionary actions to prevent down time and rejects. The plant has won awards for "Best Management", "Expenditure Reduction", "Environmental Protection", "Clean Plant Model", and "Golden Products for Customers" from the county and state.

Shandong Industrial places a strong emphasis on quality control. The quality control department and production management department has approximately 30 staff members. This department is responsible for the quality control of incoming raw materials and the chemical fertilizer products. All raw materials purchased by Shandong Industrial are subject to random inspections or testing in accordance with quality standards set by Shandong Industrial. Shandong
Industrial also carries out random inspections or testing on its finished products in accordance with standards that are set by Shandong Industrial with reference to national quality standards.

Shandong Industrial's current equipment uses highly developed technology to control industrial pollutants. It has solved a problem with "amino nitrogen", and chilled water is now recycled in closed circuits. There are no harmful gas emissions in Shandong Industrial's factory, and its slag from urea production has been used in the thermoelectricity plant. Shandong Industrial has instituted safety policies and procedures, complete and effective safety standards, and clear-cut duties. Full time safety inspectors supervise all workshops everyday and check the fire prevention equipment regularly. The plant has complete first-aid facilities. In its clinic, doctors, and nurses can give health care service and inspections for each employee and family, and regularly provide prevention treatments

Power and Steam. The Thermoelectricity Plant is tied into the regional power grid which buys all the energy not needed by Shandong Industrial. It has two generating sets of 15,000KW, capable of producing 200 million KWh of power annually and heat generating capacity of 1.2 million tons of steam. Both power units are relatively new; the latest was installed in 1997-1998. The plant is coal fired, using regional sources. We anticipate that a third power unit will be added in 2001 increasing capacity to 45,000KW and 375 million KWh per year. The capital cost of the unit has been estimated at $7.2 Million.

New Products. The chemical fertilizer plant can also produce 20,000 tons of carbinol per year which is widely used in medicine, pesticide production and other products. This capability and other strategic investments may result in some new products being introduced by Shandong Industrial in or around 2004. Projected new products include:

     o a new ionic film caustic soda system for caustic soda production of 100,000 tons per year;

     o development of a cyanic uric acid system producing 10,000 tons annual output;

     o    the  production  of 100,000  tons of  compound  fertilizer;  and

     o    the increased production of chlorine cyanic uric acid.

After expanding Shandong Industrial's major existing production lines, we anticipate that Shandong Development's focus will include developing its by-products from the major lines, by using Shandong Industrial's superiority in product markets, the combination of steam and power, high added value, and high technology. Such by-products include:

     o    progesterone glycoside and ginkgo products;

     o    lysine;

     o    chlorinated polypropylene;

     o    chlorinated polyvinyl chloride;

     o    Methane chloride;

     o    Furanidine; and

     o    Adipic acid.

New Chemical Products. Early planning has commenced to develop, produce and sell significant volumes of caustic soda and chlorine and minor quantities of methanol, hydrochloric acid, hydrogen and one kind of chlorinated polypropylene.

Resources. We believe that one of the most attractive aspects of acquiring the well-established business from Shandong Industrial is the elimination of the need to secure additional sources of resources. Sufficient quantities of coal, power, water, buildings, equipment and people are already in place, with increases readily available.

Urea's source material is coal. Coal is also the key input for steam and power production. The coal is mainly supplied from the Shanxi Coal Mine, and refined on site. Based on relevant studies, we believe that ample quantities of coal are available. The price appears to be stable. Shandong Industrial currently pays $47.00 a ton.

Electricity for fertilizer production is purchased from the Power Bureau's network, which offers preferred capacity at a subsidized price for agriculture related production of 3.4 cents per KWh. All other power requirements are supplied by Shandong Industrial's thermoelectric plant. The main resource for power production is smoked coal, which is available locally for $25.00 a ton.

A local utility provides all the water needed by Shandong Industrial. Once used in the manufacturing process, the industrial water is recycled through specially constructed cooling towers.

We believe that all necessary buildings and equipment are in place for the continuation of the business carried on by Shandong Industrial and to be continued by Shandong Development.

Shandong Industrial will provide management, production and administrative staff. As part of its contract to provide management services, Shandong
Industrial retains all personnel obligations, including those related to housing, welfare, and pensions. Staffing proposed include employees with university level qualifications and extensive experience in the relevant industries. Most of Shandong Industrial's employees are from Tancheng County.

Technology. In order to manage the facility effectively and efficiently, Shandong Industrial has invested in a computer support system which has integrated computer network technology, and information management to provide a high quality, comprehensive information management platform for forecasting, decision-making, operation, production control, and general management. Based on the factory's current management system and method, we believe that the system can precisely and effectively recognize changes in the external and internal circumstances at different times and various places, implement uniform and optimal management information, and form a decision support system, thus speeding up the decision-making processes and saving administration costs.

The facility for power production is only 4-years old. The thermoelectricity plant, a regional thermoelectricity station, integrates heat generation, heat supply and environmental protection using modern processes and technology. Shandong Industrial has two sets of urea equipment, which were recently improved. Shandong Industrial was the first operator to combine two towers in China. With this new combined system its annual output has risen. Shandong Industrial further plans to increase the output of the system with technology from Japan or France.

For new product  development,  Shandong  Industrial  has  established  a Product
Research Department. It has its own experienced research technicians and engineers for developing new products and adding extra value to existing products to meet the constantly changing demand of the markets. Shandong Industrial has budgeted annual expenditures for technology transformation, technology upgrade, employee development, and feasibility studies to improve production quality and quantities.

Our Competition. Shandong Industrial is the largest chemical fertilizer manufacturer in Southern Shandong, Northern Jiangsu, and the Northern Anhui provinces. Most of the region's agricultural wholesalers have traded with Shandong Industrial for many decades and have established long-term relationship. The nearest domestic competitor is in Yucheng City at the outer edge of Shandong Industrial's primary market area.

Shandong Industrial's urea products meet the quality standards laid down by the Shandong Provincial Bureau of Standard and have received many awards. We believe that price and quality are the most attractive factors to consumers of fertilizer industry in China. Based on our research, we believe that Shandong
Industrial has a competitive advantage in both. We believe that Shandong Development can maintain Shandong Industrial's market position, remain competitive and grow with the increasing demand in the region due to the following factors:

     o Shandong Industrial's brand name urea product has earned a quality image;

     o cost of production is lower than the competitors because of production volumes;

     o high integration of resources, for instance, raw material, by-products (steam), and co-product (power) avoids damage from power shortages;

     o    excellent customer service;

     o    proven sales and marketing strategies; and

     o    highly qualified executive managers.

In order to maintain and increase the competitive advantage that Shandong Industrial has established, Shandong Development must pre-empt competitors by expanding present operations to improve cost structures and profitability. Shandong Development must also capitalize on its capacity to develop other refined chemical products which use urea as raw materials, and chemical products which use, for example, local ginkgo as raw material.

There are several competitors such as Chin-I Chemical Fertilizer, Chin-Shun Chemical Fertilizer, and Bo-Yong Chemical Fertilizer. However, we believe that all of these competitors produce lower amounts of fertilizer with higher production costs. Although most of these manufacturers are relatively small, and struggling to survive, some do have expansion plans which have not yet been fully approved and funded.

Japan and Russia are the principal countries that export urea to China. We believe that such importers lack a competitive advantage in the Shandong region because:

     o long distance shipments can damage packaging and the products lose visual appeal, are hard to handle and give rise to questions regarding quality;

     o    transport costs add to the cost or price to customers;

     o    storage and delivery costs are added; and

     o    customer service is practically non-existent.

The National government controls the import of chemical fertilizers into China, through the requirement to obtain import licenses and the imposition of an import tariff, which is currently levied at 5%. Based on historical experience and the fact that the price of the imported urea is normally higher than that produced within China, we believe that imports will have no material adverse effect on sales despite imported urea being generally of a higher quality. Even if the 5% levy on imported fertilizers is eliminated after China joins the World Trade Organization, imports should not adversely affect Shandong Development's competitive position.

Government Regulation. Shandong Development's results may be adversely affected by changes in the political and social conditions in China and by, among other things, changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. While the Chinese government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the Chinese leadership could lead to changes in economic policy.

Employees. As of March 30, 2001, we do not currently have any employees. Shandong Industrial currently has 2,300 employees.

Item 2.  Description of Property.

Property Held by Us. As of the dates specified in the following table, we held the following property in the following amounts:

        Property                 December 31, 1999         December 31, 2000
    ----------------             -----------------         -----------------
          Cash                      $14,890.00                 $9,106.00

We do not presently own any interests in real estate. We do not presently own any inventory or equipment.

The Company's Facilities. We do not own any real or personal property. However, we do lease office space from Automation Plus located at Suite 1000, 355 Burrard Street, Vancouver, British Columbia, Canada V6C 2G8, for $1,118.05 a month.

Independent Management Consultants of BC, a company controlled by Benjamin Leboe, our Secretary, Treasurer and a member of our Board of Directors, provides office services to the Company. During the fiscal year ended December 31, 2000, we paid Independent Management Consultants of BC $3,500.00 for such services.

Item 3.  Legal Proceedings.

We are not aware of any pending litigation nor do we it have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that could be sold pursuant to Rule 144 pursuant to the Securities Act of 1933 or that we have agreed to register under the Securities Act of 1933 for sale by security holders. There are approximately 35 shareholders holding shares of our stock.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

     o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

     o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

     o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

     o    a toll-free telephone number for inquiries on disciplinary actions;

     o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

     o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

     o    the bid and offer quotations for the penny stock;

     o the compensation of the broker-dealer and its salesperson in the transaction;

     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. At December 31, 1999, we had cash resources of $14,890.00. At December 31, 2000, we had cash resources of $9,106.00. At December 31, 1999, we had total current assets of $14,890.00 and total current liabilities of $265,475.00. At December 31, 1999, total current liabilities exceeded total current assets by $250,585.00. At December 31, 2000, we had total current assets of $9,106.00 and total current liabilities of $419,998.00. At December 31, 2000, total current liabilities exceeded total current assets by $410,892.00. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues, our only external source of liquidity is the sale of our capital stock.

Results of Operations. We have not yet realized any revenue from operations. For the year ended December 31, 2000, we experienced a net loss of $160,307.00. For the year ended December 31, 1999, we experienced a net loss of $260,335.00. The decrease in the loss for the corresponding periods was primarily due to decreased office expenses, decreased professional fees and decreased investor relations expenses.

Marketing. Shandong Industrial currently sells three main products from its Linyi facility: urea, power and steam. The power and steam is mostly consumed in urea production with the remainder sold to Shandong Industrial's chemical plant and the regional Power Bureau. The urea is sold to the agricultural community, primarily in eastern China.

The power produced by Shandong Industrial is used mainly for its chemical line and urea production, and the excess has always been sold to the state utility grid where it is highly in demand. Shandong Development will continue this practice to use or sell all its power and earn some income from steam sales to Shandong Industrial's chemical plant.

About ten full-time staff work on increasing the market share of Shandong Industrial's urea sales. They also handle the day-to-day sales and delivery operation with the sales agents, authorized distributors, and other channel partners. Independent contractors, mainly using trucks and tractors, through a well-developed distribution network, handle delivery. They have articulated sales and market strategies, target markets and key product and service objectives. Prices, set by the international market have been relatively stable and were marginally higher in 2000 compared to 1998 prices.

Our Plan of Operation for the Next Twelve Months. We will require additional cash to implement our business strategies, including cash for: (i) payment of increased operating expenses; and (ii) further implementation of those business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we may be required to curtail its operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish. No assurance can be given, however, that we will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy our cash requirements to implement our business strategies. Our inability to access the capital markets or obtain acceptable financing could have a material adverse effect on our results of operations and financial conditions.

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

We anticipate that we will begin to realize a positive revenue stream beginning in or about the first quarter of Shandong Development's operations as a result of the profit sharing provided for under the Agreement. Specifically, we believe that the historical financial data provided by Shandong Industrial demonstrates that we will begin to realize a positive revenue stream very soon after the terms and conditions of the Agreement are met.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Independent Auditors' Report on the Financial Statements

To the Shareholders of
Asian Alliance Ventures Inc.

We have audited the balance sheets of Asian Alliance Ventures Inc. (a Development Stage Company) as at December 31, 2000 and 1999 and the related statements of operations, cash flows and stockholders' equity for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Alliance Ventures Inc. as at December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelowna, Canada
March 12, 2001                                             Chartered Accountants


200-1633 Ellis Street
Kelowna
British Columbia
V1Y 2A8
Tel:  (250) 712-6800
Fax: (250) 712-6850

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Balance Sheet
December 31                                                  2000           1999
--------------------------------------------------------------------------------

Assets
Current
   Cash                                                 $   9,106     $  14,890
                                                        =========     =========

--------------------------------------------------------------------------------

Liabilities
Current
   Accounts payable                                     $  26,848     $   1,297
   Accrued liabilities                                      2,500         3,000
   Due to related parties (Note 3)                        170,650        41,178
   Loan payable (Note 4)                                  220,000       220,000
                                                        ---------      --------
                                                          419,998       265,475
                                                        ---------      --------

Stockholders' Equity
Capital stock (Note 5)                                     5,000          5,000
   Authorized:
       50,000,000 common shares of $0.001 par value
       10,000,000 preferred shares of $0.001 par value
   Issued:
       5,000,000 common shares
Additional paid-in capital                                 5,000          5,000
Deficit accumulated during the development stage        (420,892)      (260,585)
                                                        (410,892)      (250,585)
                                                       ---------      ---------
                                                       $   9,106      $  14,890
                                                       =========      =========

--------------------------------------------------------------------------------


               See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Operations
--------------------------------------------------------------------------------
                                                  For the
                                                period from        For the            For the
                                              October 2, 1998       year               year
                                              (inception) to        ended              ended
                                                December 31      December 31        December 31
                                                   2000             2000               1999
                                                   ----             ----               ----
Bank charges and exchange                        $  18,899      $       495      $    18,404
Investor relations                                 293,958           61,845          232,113
Office                                              34,078           31,523            2,555
Licenses and permits                                 4,645            4,560               85
Management fees                                     29,000           29,000
Professional fees                                   29,419           21,991            7,178
Travel                                              10,893           10,893
                                                 ---------      -----------      -----------
Total expenses                                     420,892          160,307          260,335
                                                 ---------      -----------      -----------

Net loss                                         $(420,892)     $  (160,307)     $  (260,335)
                                                 =========      ===========      ===========

Weighted average number
   of shares outstanding                                          5,000,000        4,057,377
                                                                ===========      ===========
Loss per share - basic and diluted                              $     (0.03)     $     (0.06)
                                                                ===========      ===========


              See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Cash Flows
                                                     For the
                                                   period from          For the          For the
                                                 October 2, 1998         year             year
                                                 (inception) to          ended            ended
                                                   December 31        December 31      December 31
                                                      2000               2000             1999
                                                    ---------        ---------        ---------
Cash flows derived from

   Operating Activities
       Net loss                                     $(420,892)        (160,307)       $(260,335)
       Changes in non-cash operating
       working capital
           Accounts payable                            26,848           25,551            1,297
           Accrued liabilities                          2,500             (500)           3,000
                                                    ---------        ---------        ---------
                                                     (391,544)        (135,256)        (256,038)
                                                    ---------        ---------        ---------
   Financing Activities
       Advances from related parties                  170,650          129,472           40,928
       Proceeds from loan payable                     220,000                           220,000
       Capital stock issued for cash                   10,000                            10,000
                                                    ---------        ---------        ---------
                                                      400,650          129,472          270,928
                                                    ---------        ---------        ---------
Net (decrease) increase in cash                         9,106           (5,784)          14,890

Cash, beginning of period                                               14,890
                                                    ---------        ---------        ---------
Cash, end of period                                 $   9,106        $   9,106        $  14,890
                                                    =========        =========        =========


              See accompanying notes to the financial statements.



--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Stockholders' Equity
From inception to December 31, 2000
--------------------------------------------------------------------------------
                                           Common Shares           Additional
                                       --------------------          Paid-In
                                       Shares        Amount          Capital           Deficit           Total
                                       ------        ------          -------           -------           -----
Common stock
   issued for cash                    5,000,000         $5,000         $5,000                --          $  10,000

Net loss for the period
   from inception to
   December 31, 1999                                                                  $(260,585)         $(260,585)
                                      ---------         ------         ------         ---------          ---------

Balance,
   December 31, 1999                  5,000,000          5,000          5,000          (260,585)          (250,585)

Net loss
   for the year ended
   December 31, 2000                                                                   (160,307)          (160,307)
                                      ---------         ------         ------         ---------          ---------
Balance,
   December 31, 2000                  5,000,000         $5,000         $5,000         $(420,892)         $(410,892)
                                      =========         ======         ======         =========          =========


              See accompanying notes to the financial statements.

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

2.   Summary of significant accounting policies

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

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

Financial instruments

The Company has various financial instruments that include cash, payables and amounts due to related parties. The carrying values of financial instruments approximate their fair value due to the relatively short period to maturity.

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

2.   Summary of significant accounting policies (Continued)

Income taxes

Deferred income taxes result from significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Loss Per Share

The Company reports basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the years ending December 31, 2000 and 1999, the Company had no potentially dilutive securities outstanding.

Newly Issued Accounting Standards

In June 1999, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and as amended by SFAS No's. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective with the first quarter of 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 will require the Company to measure all derivatives at fair value and to recognize them in its balance sheet as an asset or liability, depending on the Company's rights or obligations under the derivative contract. Implementation of this standard is not anticipated to have a material effect on the Company's results of operations, financial position or cash flows.

--------------------------------------------------------------------------------

3.   Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

a) Incurred $29,000 (1999: Nil) for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

b) Incurred $16,935 (1999: Nil) for administrative services provided by a Company in which certain officers and/or shareholders have a controlling interest.

At December 31, 2000 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

     Due to Access International Capital Corporation                   $70,928
     Due to D.N. Larsen                                                $29,922
     Due to Axon Management Inc.                                       $14,800
     Due to Tristar Inc.                                               $55,000

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

The balances owing to Access International Capital Corporation, D.N. Larsen and Axon Management Inc. bear interest at 9% per annum. Interest has been waived until 2001. The balance owing to Tristar Inc. does not bear interest.

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

--------------------------------------------------------------------------------
Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

6.   Income taxes

The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.

Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B except for the following:

On or about April 16, 2000, our auditor, Barry L. Friedman, CPA, resigned as our auditor. Mr. Friedman's report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by our entire Board of Directors. There were no disagreements with our former accountant on any matter. Mr. Friedman, a sole practitioner, subsequently passed away and a letter pursuant to Item 304(a)(3) of Regulation S-K cannot be filed. On or about July 20, 2000, Grant Thornton LLP, executed an engagement letter agreeing to act as our auditors. In or around February 2001, we filed a Form 8-K disclosing the change in auditors.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

Name and Address                          Age             Position                    Term as Director
----------------                          ---             --------                    -----------------
Robert Clarke                             56              Director                October 2, 1998 (inception)
915 Leyland Street                                                                to present.
West Vancouver, British Columbia,
Canada V7T 2L6

Benjamin Leboe                            55     Secretary, Treasurer and a       November 1999 to present.
16730 Carrs Landing Road                                  Director
Lake Country, British Columbia,
Canada V4R 1B2

John Fraser                               54      President and a Director        From  September  21, 2000 to
104 Elm Avenue                                                                    the present.
Toronto, Ontario,
Canada M4W 1P2

Charlie Rodriguez                         56              Director                From September  21, 2000 to
1662 West Petunia Place                                                           the present.
Tucson, Arizona 85737

Robert Clarke, age 56, is a member of our Board of Directors. Mr. Clarke has earned a Bachelor of Commerce as well as a Masters Degree in Business
Administration. During portions of the last 5 years he has acted as an independent business consultant for various companies. From January, 1997 to December, 1997, Mr. Clarke was the President, Chief Executive Officer and a Director of Waverider Communications Inc. which is listed on the OTCBB under Symbol "WAVC". From September 18, 1995 to October 17, 1996, and again from February 11, 1998, to October 11, 1999, Mr. Clarke was a Director of Global CT & T Telecommunications Inc. a company that trades under the symbol "GLC" on the Vancouver Stock Exchange. Mr. Clarke was the Secretary of Pacific Western Capital Corporation (traded on Vancouver Stock Exchange) from August 15, 1995 to October 17, 1996.

Benjamin Leboe, age 55, is our Secretary, Treasurer and a member of our Board of Directors. Mr. Leboe holds a Bachelor of Commerce and Business Administration from the University of British Columbia. He is also a British Columbia Chartered Accountant and Certified Management Consultant. From 1978 to 1981, Mr. Leboe was a Partner in the accounting firm of KPMG. From in or around 1991 to June 1995, he was the Vice-President and Chief Financial Officer of VECW Industries Ltd. Mr. Leboe was a Director and the President of CPT Pemberton Technologies Ltd., a company that trades on Vancouver Stock Exchange under the symbol of "CPT", from March, 1995 to June, 1995. He is also the owner and manager of Independent Management Consultants of British Columbia.

     John Fraser, age 54, is our President and a member of our Board of Directors. In 1968, Mr. Fraser earned an Economics Degree from the Victoria University of Wellington in New Zealand. In 1970, Mr. Fraser earned a Business Degree from the University of Pittsburgh. From 1938 to 1969, Mr. Fraser was the assistant manager at Unkever Ltd. in New Zealand. From 1973 to 1976, Mr. Fraser was the Senior Consultant for W.D. Scott & Co. From 1976 to 1980, Mr. Fraser was a principal in Stevenson Kellogg as well as a principal in Thorne Riddell. From 1980 to 1983, Mr. Fraser was the Vice President of Sungate Resources. From 1983 to 1998, Mr. Fraser was the Vice Chairman of KPMG, Canada, responsible for the management consulting division of that company. He has managed both development stage and established businesses. He has worked in Europe, Africa, North America, Australia and New Zealand. From 1998 to 2000, Mr. Fraser has been a principal in Fraser Leishman.

Charlie Rodriguez, age 56, is a member of our Board of Directors. He is responsible for all of the North American regulatory aspects of 7bridge Systems. He has held several senior positions with both public and private companies; including, acting as President, Director, Chief Financial Officer and Treasurer. Mr. Rodriguez has assisted in acquisitions, mergers, and several private and public placements. Mr. Rodriguez was based in London for two years, where he was President of the public telecommunications company. Mr. Rodriguez has also acted as Vice President of Corporate Affairs for another public telecommunications company where he was directly involved with the company's development from start-up through expansion.

Other than Mr. Clarke, Mr. Fraser, Mr. Leboe and Mr. Rodriguez, there are no significant employees expected by us to make a significant contribution to our business. Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Clarke, Mr. Fraser, Mr. Leboe or Mr. Rodriguez from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting them of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Section 16(a) Beneficial Ownership Reporting Compliance. All of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of March 30, 2001, our officers have received no compensation for their services provided to us. However, during the fiscal year ended December 31, 2000, we paid consulting fees of $15,000.00 to a company controlled by John Fraser, our President and a member of our Board of Directors. During that same period, we also paid $14,000.00 in consulting fees to a company controlled by Charlie Rodriguez, a member of our Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2001, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                                                      Amount and Nature of
Title of Class     Name of Beneficial Owner             Beneficial Owner         Percent of Class
--------------     ------------------------           --------------------       ----------------
                   Robert Clarke
 Common Stock      915 Leyland Street                        225,000                   4.5%
                   West Vancouver, British
                   Columbia, Canada V7T 2L6

                   Benjamin Leboe
 Common Stock      16730 Carrs Landing Road                  320,620                   6.5%
                   Lake Country,  British Columbia,
                   Canada V4R 1B2

                   John Fraser
 Common Stock      104 Elm Avenue                            207,500                   4.1%
                   Toronto, Ontario
                   Canada M4W 1P2

                   Charlie Rodriguez
 Common Stock      1662 West Petunia Place                    20,380                   0.4%
                   Tucson, Arizona 85737
    Totals                                                   773,500                  15.5%

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters. There have been no transactions with promoters.

Related Party Transactions. During the fiscal year ended December 31, 2000, we incurred $29,000.00 for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

During the fiscal year ended December 31, 2000, we incurred $16,935.00 for administrative services provided by a company in which certain officers and/or shareholders have a controlling interest.

At December 31, 2000, the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

         Due to Access International Capital Corporation            $70,928.00
         Due to D.N. Larsen                                         $29,922.00
         Due to Axon Management, Inc.                               $14,800.00
         Due to Tristar, Inc.                                       $55,000.00

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

The balances owing to Access International Capital Corporation, D.N. Larsen and Axon Management, Inc. bear interest at 9% per annum. Interest ahs been waived until 2001. The balance owing to Tristar, Inc. does not bear interest.

Our joint venture partner, Shandong Hengtong Chemical Industrial Company Ltd., has loaned us $220,000.00 for investment marketing purposes. The loan does not earn any interest and is repayable upon demand.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to:

     o    disclosing such transactions in prospectus' where required;

     o disclose in any and all filings with the Securities and Exchange Commission, where required;

     o    obtain  uninterested  directors  consent;  and

     o    obtain shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1        Certificate of Incorporation*
           (Charter Document)

3.2        Bylaws*

* Included in Registration Statement on Form 10-SB filed on March 20, 2000.

(b) Reports on Form 8-K

Filed on February 22, 2001, re: Change in Auditor and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2001.

                                    Asian Alliance Ventures, Inc.,
                                    a Nevada corporation

                                    By:     /s/ John Fraser
                                            ------------------------------------
                                            John Fraser
                                    Its:    President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Fraser                                 April 11, 2001
------------------------------------
John Fraser
President and a Director


/s/ Robert Clarke                               April 11, 2001
------------------------------------
Robert Clarke
Director


/s/ Benjamin Leboe                              April 11, 2001
------------------------------------
Benjamin Leboe
Secretary, Treasurer and a Director


/s/ Charlie Rodriguez                           April 11, 2001
------------------------------------
Charlie Rodriguez
Director