Form 10-Q
period 2001-03-31
ASIAN ALLIANCE VENTURES INC
filed 2001-11-20
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended: March 31, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: ______________________

ASIAN ALLIANCE VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0204780 (IRS Employer Identification No.)

Suite 1240 — 155 University Avenue
Toronto, Ontario, Canada M5H 3B7
(Address of principal executive offices)

Suite 1240 — 155 University Avenue
Toronto, Ontario, Canada M5H 3B7
(Address of principal corporate offices)

Telephone Number: (416) 363-1088

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [ ]	No [X]

As of September 30, 2001 there were 9,400,000 shares of the Registrant’s Common Stock outstanding.

Item 1. Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements March 31, 2001

Asian Alliance Ventures Inc.

(a Development Stage Company)

Balance Sheet — Unaudited

	March 31	December 31
	2001	2000

Assets
Current
Cash	$132	$9,106

Liabilities
Current
Accounts payable	$31,335	$26,848
Accrued liabilities	1,000	2,500
Due to related parties (Note 3)	198,459	170,650
Loan payable (Note 4)	220,000	220,000

	450,794	419,998

Stockholders’ Equity
Capital stock	5,000	5,000
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
5,000,000 common shares
Additional paid-in capital	5,000	5,000
Deficit accumulated during the development stage	(460,662)	(420,892)

	(450,662)	(410,892)

	$132	$9,106

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Operations — Unaudited

	For the	For the	For the
	period from	three months	three months
	inception to	ended	ended
	March 31	March 31	March 31
	2001	2001	2000

Bank charges and exchange	$19,214	$315	$69
General and administrative	313,652	19,694	15,079
Licenses and permits	5,583	938	—
Management fees	29,000	—	—
Office	45,678	11,600	10,703
Professional fees	31,980	2,561	7,121
Travel	15,555	4,662	—

Total expenses	$460,662	$39,770	$32,972

Net loss	$(460,662)	$(39,770)	$(32,972)

Weighted average number of shares outstanding		5,000,000	5,000,000

Loss per share - basic and diluted		$(0.008)	$(0.007)

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Cash Flows — Unaudited

	For the	For the	For the
	period from	three months	three months
	inception to	ended	ended
	March 31	March 31	March 31
	2001	2001	2000

Cash flows derived from
Operating Activities
Net loss	$(460,662)	$(39,770)	$(32,972)
Changes in non-cash operating working capital
Accounts payable	31,335	4,487	3,803
Accrued liabilities	1,000	(1,500)	—

	(428,327)	(36,783)	(29,169)

Financing Activities
Advances from related parties	198,459	27,809	47,579
Proceeds from loan payable	220,000	—	—
Capital stock issued for cash	10,000	—	—

	428,459	27,809	47,579

Net increase (decrease) in cash	132	(8,974)	18,410
Cash, beginning of period	Nil	9,106	14,890

Cash, end of period	$132	$132	$33,300

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity — Unaudited

From inception to March 31, 2001

	Common Shares		Additional
			Paid-In
	Shares	Amount	Capital	Deficit	Total

Common stock issued for cash	5,000,000	$5,000	$5,000	$—	$10,000
Net loss for the period from inception to December 31, 2000	—	—	—	(420,892)	(420,892)

Balance, December 31, 2000	5,000,000	5,000	5,000	(420,892)	(410,892)
Net loss for the three months ended March 31, 2001	—	—	—	(39,770)	(39,770)

Balance, March 31, 2001	5,000,000	$5,000	$5,000	$(460,662)	$(450,662)

Asian Alliance Ventures Inc.

Notes to the Financial Statements — Unaudited
March 31, 2001

1. Operations and going concern

The Company was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business.

The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. In accordance with SFAS #7 it is considered a development stage company.

The Company’s current focus is to build a power and urea business in China. Management is devoting substantially all the resources of the Company to marketing and developing this project.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s plans include completion of an offering to raise additional capital.

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

Financial instruments

Asian Alliance Ventures Inc.

Notes to the Financial Statements — Unaudited
March 31, 2001

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

For the period ending March 31, 2001 and 2000, the Company had no potentially dilutive securities outstanding.

3. Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

Incurred $2,500 (2000: Nil) for administrative services provided by a Company in which certain officers and/or shareholders have a controlling interest.

At March 31, 2001 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

Asian Alliance Ventures Inc.

Notes to the Financial Statements — Unaudited
March 31, 2001

Due to Access International Capital Corporation	$70,929
Due to D.N. Larsen	$29,922
Due to Axon Management Inc.	$14,800
Due to Tristar Inc.	$80,000
Due to 7Bridge Systems Limited	$2,808

Additionally, included in accounts payable is $21,090 payable to companies controlled by shareholders or directors of the company.

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

The balances owing to Access International Capital Corporation, D.N. Larsen and Axon Management Inc. bear interest at 9% per annum. Interest has been waived until 2001. The balances owing to Tristar Inc. and 7Bridge Systems Limited do not bear interest.

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

5. Income taxes

Asian Alliance Ventures Inc.

Notes to the Financial Statements — Unaudited
March 31, 2001

The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Actual operating results, progress from a development stage to an operating entity, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

The Company is filing its Reports on Form 10-Q for the three quarterly periods ended March 31, June 30 and September 30, 2001 concurrently. For future comparative reference and to comply with applicable reporting requirements, each of the Reports is being filed as a separate document but disclosure under the reference “Subsequent Events” has been included in the Reports for the periods ended March 31 and June 30, 2001 to reference activities since the date on which those reports would have been filed, if filed on a timely basis.

OVERVIEW

Asian Alliance Ventures was originally incorporated to pursue business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects. In August 1999, we finalized a Joint Venture Agreement (“Agreement”) with Shandong Hengtong Chemical Industrial Company, Ltd. (“Shandong Industrial”) in Linyi City, partially owned by the Peoples Republic of China (“PRC”), located in the Southeast of Shandong Province, adjacent to the Beijing-Shanghai highway and incorporated in 1993. It was restructured from a state-owned enterprise to a joint-stock ownership company in 1996. By June 30, 2001, the Company had entered into the joint venture but no activities had commenced and, therefore, the Company is a development stage company.

The Agreement provided for the establishment of Shandong Hengtong Development Chemical Co. Ltd. (“Shandong Development”) as a majority-owned subsidiary of the Company and for Shandong Development to acquire all the assets of Shandong Industrial necessary to manufacture chemical fertilizer (“Urea”).

Under the Agreement, Shandong Industrial was to contribute its existing manufacturing facilities for a 49% interest in the Joint Venture and the Company was to acquire the balance for contribution of Thirteen Million Dollars ($13,000,000) in capital. Negotiations are ongoing with several debt and equity sources and we anticipate that we will enter into formal agreements with by the end of the first quarter of 2002. The initial funds provided by us will be used to increase Urea and thermoelectric power production capacity in order to meet existing market demand. The balance of our capital infusion will be used for financing expenses, project development and working capital.

The total amount of capital the Company is required to contribute to Shandong Development is approximately $13 million to acquire a 51% ownership interest, of which $6.5 million will be contributed within three months of Shandong Development obtaining its business license (the “Business License”), and the balance to be delivered to Shandong Development within eight months of the issuance of the Business License to Shandong Development. Within three months of the date that Shandong Development obtains the Business License, Shandong Industrial will contribute equipment, facilities and materials valued at $12,600,000.00 for its 49% ownership interest in Shandong Development and the Shandong Development will assume approximately $4,328,000.00 in obligations of Shandong Industrial. Should one of the parties to the Agreement fail to make its Registered Capital contribution in full within the time prescribed under the Agreement upon the request of the other party, the non-funding party is required to consent to the termination of the Agreement without prejudice. The Agreement has a 30 year initial term, from the date the Business License is issued, and provides that the profits of Shandong Development shall not be distributed unless the losses of previous fiscal years have been paid in full. Otherwise, no less than 80% of profits of Shandong Development shall be distributed annually, with Shandong Industrial receiving 49% of distributed profits and the Company receiving 51% of distributed profit.

RESULTS OF OPERATIONS

Revenues and Operating Expenses

There were no revenues from operations for the three months ended March 31, 2001 or March 31, 2000. The Company incurred expenses of $39,770 for the quarter ended March 31, 2001 as compared to $32,972 for the same period in 2000 resulting in an increased net loss of $6,798, an increase of 21%. In all periods no revenues were reported, as the Company was in the development stage and pursuing the Agreement.

The expenses related to general administrative and office costs and professional fees and other increases were commensurate with the overall increases. These expenses have been funded from shareholder advances.

Until the Agreement is implemented, the Company does not expect to report any operating revenues and does not intend to support any research, development or marketing activities. Its activities will be focused on implementing the approvals, licenses and funding needed for the Agreement. In the event that the Agreement is not pursued, the Company will be required to seek other business opportunities or may be required to suspend any business opportunities until funding and new initiatives are available.

Subsequent Events

On August 7, 2001, the $220,000 loan due to Shandong Chemical was converted to 4,400,000 shares. In the quarters ended June 30 and September 30, 2001, the Company incurred respectively, $42,425 and $112,228, in additional expenses and had no resources. These amounts are reported in the Company’s Form 10-Qs for the respective quarters being filed concurrently with this report.

Liquidity

At December 31, 2000, the Company had cash resources of $9,106. At March 31, 2001, it had cash resources of $132. At December 31, 2000, the Company had total current assets of $9,106 and total current liabilities of $419,998. At December 31, 2000, total current liabilities exceeded total current assets by $410,892. At March 31, 2001, there were current assets of $132 and total current liabilities of $450,794, with total current liabilities exceeding total current assets by $450,662.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

We will require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. To effect the Agreement, we need to raise approximately $20 million in the next year and, in addition, need to raise funds for overhead and other operating costs.

Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we will be required to curtail or suspend operations significantly or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2001

ASIAN ALLIANCE VENTURES, INC.
(Registrant)

/s/ John Fraser, President