Form 10-Q
period 2001-06-30
ASIAN ALLIANCE VENTURES INC
filed 2001-11-20
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended: June 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: ______________________

ASIAN ALLIANCE VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	98-0204780

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

     YES [   ]                    NO [X]

As of September 30, 2001 there were 9,400,000 shares of the Registrant’s Common Stock outstanding.

Item 1.	Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements June 30, 2001

Asian Alliance Ventures Inc.

(a Development Stage Company)

Balance Sheet — Unaudited

	June 30	December 31
	2001	2000

Assets
Current
Cash	$488	$9,106

Liabilities
Current
Accounts payable	$59,194	$26,848
Accrued liabilities	1,000	2,500
Due to related parties (Note 3)	213,381	170,650
Loan payable (Note 4)	220,000	220,000

	493,575	419,998

Stockholders’ Equity
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
5,000,000 common shares (2000 — 5,000,000)	5,000	5,000
Additional paid-in capital	5,000	5,000
Deficit accumulated during the development stage	(503,087)	(420,892)

	(493,087)	(410,892)

	$488	$9,106

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Operations — Unaudited

	For the	For the	For the	For the	For the
	period from	three months	three months	six months	six months
	inception to	ended	ended	ended	ended
	June 30,	June 30	June 30	June 30	June 30
	2001	2001	2000	2001	2000

Bank charges and exchange	$19,382	$168	$—	$483	$69
General & administrative	317,590	3,938	24,822	23,632	39,901
Licenses and permits	6,325	742	1,354	1,680	1,354
Management fees	34,000	5,000	—	5,000	—
Office	59,286	13,608	5,218	25,208	15,921
Professional fees	35,820	3,840	1,445	6,401	8,564
Travel	30,684	15,129	—	19,791	—

Total expenses	$503,087	$42,425	$32,839	$82,195	$65,809

Net loss	$(503,087)	$(42,425)	$(32,839)	$(82,195)	$(65,809)

Weighted average number of shares outstanding		5,000,000	5,000,000	5,000,000	5,000,000

Loss per share - basic and diluted		$(0.01)	$(0.01)	$(0.02)	$(0.01)

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Cash Flows — Unaudited

	For the	For the	For the
	period from	six months	six months
	inception to	ended	ended
	June 30	June 30	June 30
	2001	2001	2000

Cash flows derived from
Operating Activities
Net loss	$(503,087)	$(82,195)	$(65,809)
Changes in non-cash operating working capital
Accounts payable	59,194	32,346	2,177
Accrued liabilities	1,000	(1,500)	—

	(442,893)	(51,349)	(63,632)

Financing Activities
Advances from related parties	213,381	42,731	68,480
Proceeds from loan payable	220,000	—	—
Capital stock issued for cash	10,000	—	—

	443,381	42,731	64,480

Net increase (decrease) in cash	488	(8,618)	4,848
Cash, beginning of period	—	9,106	14,890

Cash, end of period	$488	$488	$19,738

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity — Unaudited

From inception to June 30, 2001

	Common Shares		Additional
			Paid-In
	Shares	Amount	Capital	Deficit	Total

Common stock issued for cash	5,000,000	$5,000	$5,000	$—	$10,000
Net loss for the period from inception to December 31, 2000	—	—	—	(420,892)	(420,892)

Balance, December 31, 2000	5,000,000	5,000	5,000	(420,892)	(410,892)
Net loss for the six months ended June 30, 2001	—	—	—	(82,195)	(82,195)

Balance, June 30, 2001	5,000,000	$5,000	$5,000	$(503,087)	$(493,087)

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Notes to the Financial Statements — Unaudited

June 30, 2001

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

Asian Alliance Ventures Inc.

(a Development Stage Company)

Notes to the Financial Statements — Unaudited

June 30, 2001

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

For the period ending June 30, 2001 and 2000, the Company had no potentially dilutive securities outstanding.

3. Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

Incurred $3,600 for administrative services provided by a Company in which certain officers and/or shareholders have a controlling interest.

At June 30, 2001 the following balances with shareholders or companies controlled by certain officers and/or

Asian Alliance Ventures Inc.

(a Development Stage Company)

Notes to the Financial Statements — Unaudited

June 30, 2001

shareholders were outstanding:

Due to Access International Capital Corporation	$70,929
Due to D.N. Larsen	$29,923
Due to Axon Management Inc.	$14,800
Due to Tristar Inc.	$90,000
Due to 7Bridge Systems Limited	$7,729

Additionally, included in accounts payable is $39,997 payable to companies controlled by shareholders or directors of the Company.

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

Subsequent to June 30, 2001 the debt was converted to 4,400,000 shares.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Notes to the Financial Statements — Unaudited

June 30, 2001

5. Income taxes

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

RESULTS OF OPERATIONS

Revenues and Operating Expenses

There were no revenues from operations for the three months ended June 30, 2001 or June 30, 2000. The Company incurred expenses of $42,425 for the quarter ended June 30, 2001 as compared to $32,839 for the same period in 2000 resulting in an increased net loss of $9,586, an increase of 29%. For the six months ended June 30, 2001, the Company reported a net loss of $82,195 compared to $65,809 for the same period in 2,000 and increase of $16,386 (25%). In all periods no revenues were reported, as the Company was in the development stage and pursuing the Agreement.

The expenses related to general administrative and office costs and professional fees and other increases were commensurate with the overall increases except that, during the current quarter, the Company’s general and administrative expenses decreased from $24,832 for the period ended June 30, 2000 to $3,938 for the same period in 2001. In addition, during the quarter ended June 30, 2001, the Company had paid a management fee of $5,000 and incurred office expenses of $13,608 compared to $5,218 in office expenses and no management fee for the same quarter in the prior year. These increases incurred because the President received some compensation, in contrast to a year earlier, were offset by the decreased general and administrative expenses. These expenses have been funded from shareholder advances.

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

Subsequent Events

On August 7, 2001, the $220,000 loan due to Shandong Chemical was converted to 4,400,000 shares. In the quarter ended September 30, 2001, the Company incurred $112,228 in additional expenses and had no resources. These amounts are reported in the Company’s Form 10-Q for the quarter ended September 30, 2001, being filed concurrently with this report.

Liquidity

At December 31, 2000, the Company had cash resources of $9,106. At June 30, 2001, it had cash resources of $488. At December 31, 2000, the Company had total current assets of $9,106 and total current liabilities of $419,998. At December 31, 2000, total current liabilities exceeded total current assets by $410,892. At June 30, 2001, there were current assets of $488 and total current liabilities of $493,575, with total current liabilities exceeding total current assets by $493,087.

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

/s/ John Fraser

John Fraser, President