Form 10-Q
period 2001-09-30
ASIAN ALLIANCE VENTURES INC
filed 2001-11-20
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended: September 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: ______________________

ASIAN ALLIANCE VENTURES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0204780 (IRS Employer Identification No.)

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

Item 1. Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements September 30, 2001

Asian Alliance Ventures Inc.

(a Development Stage Company)

Balance Sheet — Unaudited

	September 30	December 31
	2001	2000

Assets
Current
Cash	$464	$9,106

Liabilities
Current
Accounts payable	$131,822	$26,848
Accrued liabilities	8,000	2,500
Due to related parties (Note 3)	145,106	170,650
Loan payable (Note 4)	—	220,000

	284,928	419,998

Stockholders’ Equity
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value 10,000,000 preferred shares of $0.001 par value
Issued:
9,400,000 common shares (2000 — 5,000,000)	9,400	5,000
Additional paid-in capital	220,600	5,000
Deficit accumulated during the development stage	(514,464)	(420,892)

	(284,464)	(410,892)

	$464	$9,106

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Operations — Unaudited

	For the	For the	For the	For the	For the
	period from	three months	three months	nine months	nine months
	inception to	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2001	2001	2000	2001	2000

Bank charges and exchange	$19,430	$48	$26	$531	$95
General & administrative	337,435	19,845	2,961	43,477	42,862
Licenses and permits	6,350	25	—	1,705	1,354
Management fees	64,000	30,000	—	35,000	—
Office	73,153	13,867	5,450	39,075	21,371
Professional fees	53,820	18,000	2,567	24,401	11,131
Travel	61,127	30,443	3,370	50,234	3,370

Total expenses	$615,315	$112,228	$14,374	$194,423	$80,183

Loss before extraordinary item	$(615,315)	$(112,228)	$(14,374)	$(194,423)	$(80,183)
Extraordinary item (Note 5)	100,851	100,851	—	100,851	—

Net loss	$(514,464)	$(11,377)	$(14,374)	$(93,572)	$(80,183)

Weighted average number of shares outstanding		5,573,913	5,000,000	5,193,407	5,000,000

Loss per share before extraordinary
Item basic and diluted		$(0.02)	$(0.00)	$(0.04)	$(0.02)
Net loss per share		$(0.00)	$(0.00)	$(0.02)	$(0.02)

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Cash Flows — Unaudited

	For the	For the	For the
	period from	nine months	nine months
	inception to	ended	ended
	September 30	September 30	September 30
	2001	2001	2000

Cash flows derived from
Operating Activities
Net loss	$(514,464)	$(93,572)	$(80,183)
Changes in non-cash operating working capital
Accounts payable	131,822	104,974	(377)
Accrued liabilities	8,000	5,500	(2,000)

	(374,642)	16,902	(82,560)

Financing Activities
Advances from (to) related parties	145,106	(25,544)	74,473
Proceeds from loan payable	—	(220,000)	—
Capital stock from debt conversion	220,000	220,000	—
Capital stock issued for cash	10,000	—	—

	375,106	(25,544)	74,473

Net increase (decrease) in cash	464	(8,642)	(8,087)
Cash, beginning of period	—	9,106	14,890

Cash, end of period	$464	$464	$6,803

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity — Unaudited

From inception to September 30, 2001

	Common Shares		Additional
			Paid-In
	Shares	Amount	Capital	Deficit	Total

Common stock issued for cash	5,000,000	$5,000	$5,000	$—	$10,000
Net loss for the period from inception to December 31, 2000	—	—	—	(420,892)	(420,892)

Balance, December 31, 2000	5,000,000	$5,000	$5,000	(420,892)	(410,892)
Shares issued in exchange for debt September 18, 2001	4,400,000	4,400	215,600	—	220,000
Net loss for the nine months ended September 30, 2001	—	—	—	(93,572)	(93,572)

Balance, September 30, 2001	9,400,000	$9,400	$220,600	$(514,464)	$(284,464)

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Notes to the Financial Statements — Unaudited

September 30, 2001

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

September 30, 2001

Financial instruments

The Company has various financial instruments that include cash, payables and amounts due to related parties. The carrying values of financial instruments approximate their fair value due to the relatively short period to maturity.

Income taxes

Deferred income taxes result from significant carry forwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

For the period ending September 30, 2001 and 2000, the Company had no potentially dilutive securities outstanding.

3. Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

Incurred $4,200 for administrative services provided by a Company in which certain officers and/or shareholders have a controlling interest.

Asian Alliance Ventures Inc.

(a Development Stage Company)

Notes to the Financial Statements — Unaudited

September 30, 2001

At September 30, 2001 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

Due to Imtex International Ltd.	$2,032
Due to Axon Management Inc.	$44,439
Due to Tristar Inc.	$90,000
Due to 7Bridge Systems Limited	$8,635

Additionally, included in accounts payable is $76,050 payable to companies controlled by shareholders or directors of the Company.

These balances bear no interest, have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

4. Loan payable

The Company entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. The joint venture partner advanced the Company $220,000 for investment marketing purposes. On September 18, 2001 the entire debt was converted to 4,400,000 shares.

The Company will require approximately $16 Million in order to fulfil its obligations under the joint venture agreement which it expects to raise in the North American equity market.

5. Extraordinary item

Asian Alliance Ventures Inc.

(a Development Stage Company)

Notes to the Financial Statements — Unaudited

September 30, 2001

During the period a related party forgave balances owing in the amount of $100,851.

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

RESULTS OF OPERATIONS

Revenues and Operating Expenses

There were no revenues from operations for the three months ended 30, 2001 or September 30, 2000. The Company incurred expenses of $112,228 for the quarter ended September 30, 2001 as compared to $14,374 for the same period in 2000 resulting in an increased net loss of $97,854. For the nine months ended September 30, 2001, the Company reported a net loss of $194,423 compared to $80,183 for the same period in 2,000 and increase of $114,240 (142%). In all periods no revenues were reported, as the Company was in the development stage and pursuing the Agreement.

Almost one-half of the increase in operating loss of $114,240 was due to increased travel by both JV parties between China and North America as we increased our efforts to raise equity for the Company. The balance of the increase in loss relates to increased professional fees — accounting and legal and senior management — relating to the same activity. These expenses have been funded from shareholder advances.

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

Liquidity

At December 31, 2000, the Company had cash resources of $9,106. At September 30, 2001, it had cash resources of $464. At December 31, 2000, the Company had total current assets of $9,106 and total current liabilities of $419,998. At December 31, 2000, total current liabilities exceeded total current assets by $410,892. At September 30, 2001, there were current assets of $464 and total current liabilities of $284,928, with total current liabilities exceeding total current assets by $284,464.

The reduction in current liabilities occurred because on August 7, 2001, the $220,000 loan due to Shandong Chemical was converted to 4,400,000 shares.

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