Form 10KSB
period 2001-12-31
ASIAN ALLIANCE VENTURES INC
filed 2002-04-15
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

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

104 Elm Avenue, Toronto, Ontario, Canada       M4W 1P2
(Address of registrant's principal executive offices)                 (Zip Code)

                                  416.966.1858
              (Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes ____ [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2002, approximately $0.00.

As of March 30, 2002, there were 9,400,000 shares of the issuer's $.001 par value common stock issued and outstanding. As of March 30, 2002, there were no shares of the issuer's $.001 par value preferred stock issued and outstanding.

Documents  incorporated  by reference.  None.

Transitional Small Business Disclosure format (check one):  [X] Yes    [_] No

                                     PART I

Item 1. Description of Business.

Asian Alliance Ventures, Inc. (the "Company"), was incorporated in the State of Nevada on October 2, 1998, and maintains its principal executive offices at 104 Elm Avenue, Toronto, Ontario, Canada, M4W 1P2.

The Company was originally incorporated with the purpose of carrying on business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects.

Relationship with Shandong International.

Following extensive research and feasibility studies, in August, 1999, we finalized a Joint Venture Agreement ("Agreement") with Shandong Hengtong Chemical Industrial Company, Ltd. ("Shandong Industrial"), a large, established company in Linyi City, partially owned by the Peoples Republic of China ("PRC") and located in the Southeast of Shandong Province, adjacent to the Beijing-Shanghai highway. This advantageous geographical position offers a rich coal and water supply, and access to the heartland of China's agricultural output. The Agreement provides for the establishment of Shandong Hengtong Development Chemical Co. Ltd ("Shandong Development") as our majority-owned subsidiary.

Shandong Industrial was incorporated in China in 1993. It was restructured from a state-owned enterprise to a joint-stock ownership company in 1996. Its authorized share capital is US$15,164,082.00. The Tancheng state-owned Assets Management Bureau holds 64.25% of the equity interest and the workers of Shandong Industrial's fertilizer plant hold 35.75%. Shandong Industrial owns and operates three plants in Linyi: Chemical Fertilizer, Chemical and Thermoelectricity. Originally the Chemical Fertilizer and thermoelectricity plant were to be sold to Shandong Development. Then in 2001, Shandong Industrial commenced construction on 2 additional thermoelectricity power plants, each of 60MW capacity. The first of these new plants, due to become operational in the middle of 2002, will be sold to Shandong Development. The existing power Plants generate electricity and steam for sale to the local power grid and for Shandong Industrial's own use. The additional power plants will enable Shandong Industrial to significantly increase production. Shandong Industrial is registered with the Shandong Provincial Administrative Bureau for Industry and Commerce. Its business license number is 26717136-X-1.

China is a large developing country, with an agricultural sector that provides food for a population of 1.2 billion people. In the past decade, the traditional cultivation method utilizing manure is rapidly being replaced by the scientific method of fertilizer application. Nitrogenous fertilizer is a type of fertilizer that is in demand for a great variety of crops. Nitrogen is an important element of fertilizer and assists nitrogen in crop based production. Unfortunately, Nitrogen is very easily washed out of the soil; therefore, constant application of Nitrogen is required to maintain or expand crop yield. Urea occupies the first position in the list of nitrogenous fertilizers, since it contains 46% nitrogen, the highest ratio in the solid fertilizers. We believe urea is easy to handle, slow in its release of nutrient nitrogen and non-toxic, factors we believe that make it highly accepted by the Chinese farming community.

Geographically, the project is located on the Yellow River and Huaihe River Valley flood plain, which has approximately 6,000,000 hectares of cultivated land. Wheat, corn, rice, beans, and malt are the main crops grown. The estimated demand for urea is more than 4,000,000 tons per year in Shandong and Shandong Industrial's prime market area, which constitutes approximately 10% of the China market. According to estimates from the Statistic Bureau of Shandong Province, the consumption of nitrogen-based chemical fertilizers in China has consistently exceeded production in recent years. The shortage has been met by imports, mainly from Japan and Russia. This supply shortage has allowed Shandong Industrial to produce at near full capacity of 200,000 tons of urea in 1999, 230,000 tons in 2000, and close to 300,000 tons in 2001. As the biggest seller and manufacturer of chemical fertilizer in the region, Shandong Industrial has earned an outstanding reputation for its quality products, pricing, and delivery and customer services.

The Joint Venture Agreement.

The Agreement establishes Shandong Development as a limited liability joint venture owned 49% by Shandong Industrial and 51% by us. It was drafted and entered into in accordance with the Chinese-Foreign Co-operative Joint Venture Law of the PRC, as well as the implementation regulations and other relevant Chinese laws and regulations. Shandong Development has the status of a Chinese legal person and is subject to the jurisdiction of, and protected by the laws of the PRC.

Since Shandong Development is a limited liability company, our liability to Shandong Development is limited to the capital we invest in Shandong Development and we will share in 51% of the profits, risks and losses of Shandong Development with Shandong Industrial having 49% of the same, all in proportion to our respective contributions to the registered capital of Shandong Development.

The business scope of Shandong Development is to develop and produce urea, power and steam and other related products.

The total amount of capital contributed to Shandong Development will be
$29,928,916 ("Total   Contribution"). The registered capital of Shandong
Development is $25,600,000 ("Registered Capital"). The total amount of capital the Company is required to contribute to Shandong Development is approximately $13 million to acquire a 51% ownership interest, of which $6.5 million will be contributed within three months of Shandong Development obtaining its Business License and the balance to be delivered to Shandong Development within eight months of the issuance of the Business License. Within three months of the date that Shandong Development obtains the Business License, Shandong Industrial will contribute equipment, facilities and materials valued at $12,600,000.00 for its 49% ownership interest and Shandong Development will assume approximately $4,328,000.00 in obligations of Shandong Industrial. Should one of the parties to the Agreement fail to make its Registered Capital contribution in full within the time prescribed under the Agreement upon the request of the other party, the non-funding party is required to consent to the termination of the Agreement without prejudice. The Agreement has a 30-year initial term, from the date the Business License is issued, and provides that the profits of Shandong Development shall not be distributed unless the losses of previous fiscal years have been paid in full. Otherwise, no less than 80% of profits of Shandong Development shall be distributed annually, with Shandong Industrial receiving 49% of distributed profits and the Company receiving 51% of distributed profit.

The Agreement provides that Shandong Development shall lease the land, facilities and the remaining equipment within three months from the date the Business License is issued.

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

The parties to the Agreement have also agreed that the Board of Directors of Shandong Development shall be comprised of 5 directors, of which 3 directors shall be appointed by us and 2 directors shall be appointed by Shandong Industrial, provided, however, that the ratio representation on Shandong Development's Board of Directors shall reflect as near as practicable the proportion of each party's contributions to the Registered Capital. The ratio representation on Shandong Development's Board of Directors shall be adjusted to take effect immediately upon the date of change in proportion of Registered Capital contributions. The Chairman of the Board of Directors of Shandong Development shall be appointed by the party that maintains a majority proportion of the Registered Capital of Shandong Development. To date no Board has been designated.

Distribution  of Profits.

The Agreement provides that the profits of Shandong Development shall not be distributed until the losses of previous fiscal years have been paid in full. Otherwise, the Agreement provides that no less than 80% of profits shall be distributed annually, with Shandong Industrial shall receiving 49% of distributed profits, and we would receive 51% of distributed profit, assuming no changes in capital allocation.

For the fiscal years ended 1998, 1999 and 2000 Shandong Industrial reported revenue of $38,500,000.00, $48,500.000.00 and $54,200,000.00 respectively.

Duration of the Joint  Venture.

The term of the Agreement is thirty (30) years from the date on which the Business License is issued. The term may be extended upon the agreement of all parties.

Product  Production.

Shandong Industrial's Linyi facility consists of a Thermopower and Steam Plant, a Chemical Fertilizer Plant and office facilities. All are relatively modern and well maintained. They are contiguous on a single site of about 200 hectares of land in Tan Cheng County, occupied under a land use right granted from the state. Linyi is located in southeastern Shandong Province adjacent to the Beijing-Shanghai highway. Shandong Industrial has excellent communication and transportation services, including high speed Internet, road, rail and air transportation. Beijing is an hour by air to the north; Qingdao, on the Pacific coast is five hours by road to the east. Qingdao is a hub city with an International airport, rail and port facilities.

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

Our  Competition.

If we pursue this Agreement, we should be able to rely upon the competitive practices of Shandong Industrial as the largest chemical fertilizer manufacturer in Southern Shandong, Northern Jiangsu, and the Northern Anhui provinces. Most of the region's agricultural wholesalers have traded with Shandong
Industrial for many decades and have established long-term relationship. The nearest domestic PRC competitor is in Yucheng City at the outer edge of Shandong Industrial's primary market area.

Government Regulation.

Shandong Development's results may be adversely affected by changes in the political and social conditions in PRC and by, among other things, changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. While the PRC government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the PRC leadership could lead to changes in economic policy.

Employees.

As of March 30, 2002, we have no employees and we administer our business through consulting contracts with the Company's officers and directors. Shandong Industrial currently has 2,300 employees.

Item 2.  Description of Property.

Property Held by Us.

As of the dates specified in the following table, we held the following property in the following amounts:

        Property                 December 31, 2000         December 31, 2001
    ----------------             -----------------         -----------------
          Cash                      $9,106.00                 $437.00

We do not own any interests in real estate. We do not own any inventory or equipment.

The Company's Facilities.

We do not own any real or personal property. However, we do occupy office space located at 104 Elm Avenue, Toronto, Ontario, Canada, M4W 1P2.

Item 3.  Legal Proceedings.

We are not aware of any litigation pending against us, nor are we aware of any matter that would currently give rise to litigation against us. However we expect that in the ordinary course of business, claims may be asserted in the future.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

Not applicable

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

This report on Form 10-KSB contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Actual operating results, progress from a development stage to an operating entity, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

OVERVIEW

Asian Alliance Ventures was originally incorporated to pursue business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects. In August 1999, we finalized our Joint Venture Agreement with Shandong Industrial in Linyi City and partially owned by the PRC. Shandong Industrial was restructured from a state-owned enterprise to a joint-stock ownership company in 1996. While the Company had entered into the Agreement no activities had commenced and, therefore, the Company is a development stage company.

The Agreement provided for the establishment of Shandong Development, which is to be 51% owned by us and 49% by Shandong Industrial. The Agreement originally provided for Shandong Development to acquire all the assets of Shandong Industrial necessary to manufacture chemical fertilizer ("Urea"). Subsequently, we have agreed with Shandong Industrial that Shandong Development will acquire the new 60,000 kw thermoelectric power plant presently under construction at Shandong Industrial's site in Linyi. The power plant is valued at $30 million.

Under the Agreement, Shandong Industrial will contribute the facility for a 49% interest in the Joint Venture and the Company will acquire the balance for contribution of Thirteen Million Dollars ($13,000,000) in capital. Negotiations are ongoing with several debt and equity sources and we anticipate that we will enter into formal agreements during 2002. The initial funds provided by us will be used to complete the thermoelectric power plant expansion. The balance of our capital infusion will be used for financing expenses, project development and working capital.

The total amount of capital the Company is required to contribute to Shandong Development is approximately $13 million to acquire a 51% ownership interest, of which $6.5 million will be contributed within three months of Shandong Development obtaining its Business License and the balance to be delivered to Shandong Development within eight months of the issuance of the Business License. Within three months of the date that Shandong Development obtains the Business License, Shandong Industrial will contribute equipment, facilities and materials valued at $12,600,000.00 for its 49% ownership interest and Shandong Development will assume approximately $4,328,000.00 in obligations of Shandong Industrial. Should one of the parties to the Agreement fail to make its Registered Capital contribution in full within the time prescribed under the Agreement upon the request of the other party, the non-funding party is required to consent to the termination of the Agreement without prejudice. The Agreement has a 30-year initial term, from the date the Business License is issued, and provides that the profits of Shandong Development shall not be distributed unless the losses of previous fiscal years have been paid in full. Otherwise, no less than 80% of profits of Shandong Development shall be distributed annually, with Shandong Industrial receiving 49% of distributed profits and the Company receiving 51% of distributed profit.

RESULTS OF OPERATIONS

Revenues and Operating Expenses

There were no revenues from operations for the twelve months ended December 31, 2001, December 31, 2000 and December 31, 1999. The Company incurred expenses of $129,633 for the quarter ended December 31, 2001 as compared to $80,124 for the same period in 2000 and expenses of $197,596 for the same period in 1999. For the twelve months ended December 31, 2001, the Company reported an operating loss of $325,295 compared to $160,306 for the same period in 2000, and compared to an operating loss of $260,335 for the twelve months ended December 31, 1999. In all periods no revenues were reported, as the Company was in the development stage and pursuing the Agreement.

Of the increase in operating loss of $164,989 between 2000 and 2001, approximately $63,000 was due to increased travel by both JV parties between China and North America as we increased our efforts to raise equity for the Company. The balance of the increase in loss relates to increased professional fees - accounting and legal and senior management - relating to the same activity.

For the most part these expenses have been funded from shareholder advances. In addition, during 2001, a related party forgave a balance owing of $100,851, reducing the net operating loss of $325,295 to a net loss of $224,444 for FY2001.

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

Liquidity

At December 31, 2000, the Company had cash resources of $9,106. At December 31, 2001, it had cash resources of $437. At December 31, 2000, the Company had total current assets of $9,106 and total current liabilities of $419,998. At December 31, 2000, total current liabilities exceeded total current assets by $410,892. At December 31, 2001, there were current assets of $437 and total current liabilities of $419,190, with total current liabilities exceeding total current assets by $418,753.

A reduction in current liabilities occurred on August 7, 2001, when the $220,000 loan due to Shandong Industrial was converted to 4,400,000 shares.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

We require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. To effect the Agreement, we need to raise approximately $20 million in the next year and, in addition, need to raise funds for overhead and other operating costs.

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



Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation except that on or about April 16, 2000, our auditor, Barry L. Friedman, CPA, resigned as our auditor. Mr. Friedman's report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by our entire Board of Directors. There were no disagreements with our former accountant on any matter. Mr. Friedman, a sole practitioner, subsequently died and a letter pursuant to Item 304(a)(3) of Regulation S-K cannot be filed. On or about July 20, 2000, Grant Thornton LLP, executed an engagement letter agreeing to act as our auditors. In or around February 2001, we filed a Form 8-K disclosing the change in auditors.

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

Our directors and principal executive officers are as specified on the following table:

Name and Address                          Age             Position                    Term as Director
-----------------                         ---             --------                    -----------------
Robert Clarke                             56              Chairman and Director       October 2, 1998 (inception) to present.
Apt. C2, Bayview Court
49 Mount Davis Road
Hong Kong


Benjamin Leboe                            55              Secretary, Treasurer        November 1999 to present.
16730 Carrs Landing Road                                  and Director
Lake Country, British Columbia,
Canada V4R 1B2

John Fraser                               55              President and Director      From September 21, 2000 to present.
104 Elm Avenue
Toronto, Ontario,
Canada M4W 1P2

Charlie Rodriguez                         56              Director                    From September 21, 2000 to present.
1662 West Petunia Place
Tucson, Arizona 85737

Robert Clarke, age 56, is Chairman of our Board of Directors. Mr. Clarke has earned a Bachelor of Commerce as well as a Masters Degree in Business Administration. During portions of the last 5 years he has acted as an independent business consultant for various companies. From January, 1997 to December, 1997, Mr. Clarke was the President, Chief Executive Officer and a Director of Waverider Communications Inc. which is listed on the OTCBB under Symbol "WAVC". From September 18, 1995 to October 17, 1996, and again from February 11, 1998, to October 11, 1999, Mr. Clarke was a Director of Global CT & T Telecommunications Inc. a company that trades under the symbol "GLC" on the Vancouver Stock Exchange. Mr. Clarke was the Secretary of Pacific Western Capital Corporation (traded on Vancouver Stock Exchange) from August 15, 1995 to October 17, 1996.

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


John Fraser, age 55, is our President and a member of our Board of Directors. In 1968, Mr. Fraser earned an Economics Degree from the Victoria University of Wellington in New Zealand. In 1970, Mr. Fraser earned a Business Degree from the University of Pittsburgh. From 1968 to 1969, Mr. Fraser was the assistant manager at Unilever Ltd. in New Zealand. From 1973 to 1976, Mr. Fraser was Senior Consultant for W.D. Scott & Co. (NZ) From 1976 to 1980, Mr. Fraser was a principal in Stevenson Kellogg (Canada) as well as a principal in Thorne Riddell. From 1980 to 1983, Mr. Fraser was the Vice President of Sungate Resources. From 1983 to 1998, Mr. Fraser was the Vice Chairman of KPMG, Canada, responsible for the management consulting division of that company. He has managed both development stage and established businesses. He has worked in Europe, Africa, North America, Australia and New Zealand.

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

Compensation  of Officers.

As of March 30, 2002, our officers have received no compensation for their services provided to us. However, during the fiscal year ended December 31, 2001, we paid consulting fees of $20,000.00 to a company controlled by John Fraser, our President and a member of our Board of Directors. During that same period. We paid $10,000.00 in consulting fees to a company controlled by Ben Leboe, Secretary, treasurer and a member of our Board of Directors, and we paid $10,000 to a company controlled by Robert Clarke, the Chairman of our Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

                                                      Amount and Nature of
Title of Class     Name of Beneficial Owner             Beneficial Owner         Percent of Class
---------------     ------------------------           --------------------       ----------------
                   NY Holdings
Common Stock       12th Floor, On Lan Centre
                   11-15 On Lan Street
                   Central, Hong Kong                      4,400,000                  46.8%
                   Robert Clarke
Common Stock       Apt. C2 Bayview Ct.
                   49 Mount Davis Road
                   Hong Kong                                 225,000                   2.4%

                   Benjamin Leboe
Common Stock       16730 Carrs Landing Road                  329,620                   3.5%
                   Lake Country, British Columbia,
                   Canada V4R 1B2


                   John Fraser
Common Stock       104 Elm Avenue                            207,500                   2.2%
                   Toronto, Ontario
                   Canada M4W 1P2


                   Charlie Rodriguez
Common Stock       1662 West Petunia Place                    175,000                   1.9%
                   Tucson, Arizona 85737

Totals                                                      5,337,120                  56.8%

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

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters. There have been no transactions with promoters.
----------------------------

Related Party  Transactions.

The Company had the following transactions, recorded at their exchange amount, with related parties:

a) Incurred $75,000 (2000 - $29,000) for management services provided by companies in which certain officers and/or shareholders have a controlling interest.
b) Incurred $19,300 (2000 - $16,935) for administrative services provided by a company in which certain officers and/or shareholders have a controlling interest.
c) Incurred $9,300 (2000 - Nil) for professional services provided by a company in which certain officers and/or shareholders have a controlling interest.

At December 31, 2001 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outsdtanding:

         Due to Imtex International Limited                        $21,015
         Due to Miramar Capital Investment Inc.                    $ 3,000
         Due to Axon Management Inc.                               $65,265
         Due to Tristar Inc.                                       $90,000

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

In addition, at December 31, 2001, the Company has accounts payable balance of $84,809 (2000 - $18,490) due to related parties.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1        Certificate of Incorporation*
           (Charter Document)

3.2        Bylaws*

* Included in Registration Statement on Form 10-SB filed on March 20, 2000.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

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

/s/ John Fraser                                 April 15, 2002
- ------------------------------------
John Fraser
President and a Director


/s/ Robert Clarke                               April 15, 2002
- ------------------------------------
Robert Clarke
Director


/s/ Benjamin Leboe                              April 15, 2002
- ------------------------------------
Benjamin Leboe
Secretary, Treasurer and a Director


/s/ Charlie Rodriguez                           April 15, 2002
-------------------------------------
Charlie Rodriguez
Director