Form 10KSB/A
period 2001-12-31
ASIAN ALLIANCE VENTURES INC
filed 2002-04-19
CIK 1085113

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


/s/ Robert Clarke                               April 15, 2002
- ------------------------------------
Robert Clarke
Director


/s/ Benjamin Leboe                              April 15, 2002
- ------------------------------------
Benjamin Leboe
Secretary, Treasurer and a Director


/s/ Charlie Rodriguez                           April 15, 2002
-------------------------------------
Charlie Rodriguez
Director

Grant Thornton LLP
Chartered Accountants
Management Consultants
Canadian Member Firm of
Grant Thornton International







































                                            Asian Alliance
                                            Ventures Inc.
                                            (a Development Stage Company)
                                            Financial Statements
                                            December 31, 2001

Contents

                                                                Page


Independent Auditors' Report on the Financial Statements           1

Balance Sheet                                                      2

Statement of Operations                                            3

Statement of Cash Flows                                            4

Statement of Stockholders' Equity                                  5

Notes to the Financial Statements                                6-9

Grant Thornton LLP
Chartered Accountants
Management Consultants
Canadian Member Firm of
Grant Thornton International







         Independent Auditors' Report on the Financial Statements

         To the Shareholders of
         Asian Alliance Ventures Inc.

         We have audited the balance sheets of Asian Alliance Ventures Inc. (a Development Stage Company) as at December 31, 2001 and 2000 and the related statements of operations, cash flows and stockholders' equity for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Alliance Ventures Inc. as at December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

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








         Kelowna, Canada
         April 12, 2002                                    Chartered Accountants

200-1633 Ellis Street
Kelowna
British Columbia
V1Y 2A8
Tel:  (250) 712-6800
Fax: (250) 712-6850


Asian Alliance Ventures Inc.
(a Development Stage Company)
Balance Sheet
December 31                                                                 2001                 2000
-----------------------------------------------------------------------------------------------------

Assets
Current
   Cash                                                           $          437       $        9,106

Capital (Note 3)                                                           3,417                    -
                                                                  --------------       --------------
                                                                  $        3,854       $        9,106
                                                                  ==============       ==============

Liabilities
Current
   Accounts payable                                               $      136,910       $       26,848
   Accrued liabilities                                                     3,000                2,500
   Due to related parties (Note 4)                                       179,280              170,650
   Loan payable (Note 5)                                                 100,000              220,000
                                                                  --------------       --------------
                                                                         419,190              419,998
                                                                  ==============       ==============
Stockholders' Equity
Capital stock (Note 6)
   Authorized:
       50,000,000 common shares of $0.001 par value
       10,000,000 preferred shares of $0.001 par value
   Issued:
       9,400,000 common shares (2000 - 5,000,000)                          9,400                5,000
Additional paid-in capital                                               220,600                5,000
Deficit accumulated during the development stage                        (645,336)            (420,892)
                                                                  --------------       ---------------
                                                                        (415,336)            (410,892)
                                                                  --------------       ---------------
                                                                  $        3,854       $        9,106
                                                                  ==============       ===============


-----------------------------------------------------------------------------------------------------







               See accompanying notes to the financial statements.


Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Operations
-----------------------------------------------------------------------------------------------------

                                                         For the
                                                       period from        For the            For the
                                                     October 2, 1998       year               year
                                                     (inception) to        ended              ended
                                                       December 31      December 31        December 31
                                                          2001             2001               2000
                                                          ----             ----               ----

Expenses
   Amortization                                    $         603     $         603      $          -
   Bank charges and exchange                              21,445             2,546                495
   Financing fee                                          10,000            10,000                 -
   General and administration                            360,674            66,716             61,845
   Office                                                 94,416            60,338             31,523
   Licenses and permits                                    8,518             3,873              4,560
   Management fees                                       104,000            75,000             29,000
   Professional fees                                      62,147            32,728             21,991
   Travel                                                 84,384            73,491             10,893
                                                   -------------     -------------      -------------
Total expenses                                           746,187           325,295            160,307
                                                   -------------     -------------      -------------
Loss before extraordinary item                          (746,187)         (325,295)          (160,307)

Extraordinary item (Note 7)                              100,851           100,851
                                                   -------------     -------------      -------------
Net loss                                           $    (645,336)    $    (224,444)     $    (160,307)
                                                   ==============    =============      =============
Weighted average number
   of shares outstanding                                             $   6,253,699      $   5,000,000
                                                                     =============      =============
Loss per share - basic and diluted                                   $       (.05)      $       (0.03)
                                                                     =============      =============


-----------------------------------------------------------------------------------------------------






                          See accompanying notes to the financial statements.


Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Cash Flows


                                                         For the
                                                       period from        For the            For the
                                                     October 2, 1998       year               year
                                                     (inception) to        ended              ended
                                                       December 31      December 31        December 31
                                                          2001             2001               2000
                                                          ----             ----               ----
Cash flows derived from

   Operating Activities
       Net loss                                    $    (645,336)    $    (224,444)     $    (160,307)
       Amortization                                          603               603                 -
                                                   -------------     -------------      -------------
                                                        (644,733)         (223,841)          (160,307)
       Changes in non-cash operating
         working capital
           Accounts payable                              136,910           110,062             25,551
           Accrued liabilities                             3,000               500               (500)
                                                   -------------     -------------      -------------
                                                        (504,823)         (113,279)          (135,256)

   Financing Activities
       Advances from related parties                     179,280             8,630            129,472
       Proceeds from loan payable                        220,000
       Repayment of loan payable                        (120,000)         (120,000)
       Capital stock from debt conversion                220,000           220,000
       Capital stock issued for cash                      10,000                -                  -
                                                   -------------     -------------      -------------
                                                         509,280           108,630            129,472
                                                   =============     =============      =============

   Investing Activities
       Purchase of capital assets                         (4,020)           (4,020)
                                                   -------------     -------------      --------------

Net (decrease) increase in cash                              437            (8,669)            (5,784)

Cash, beginning of period                                      -             9,106             14,890
                                                   -------------     -------------      ---------------

Cash, end of period                                 $        437      $        437      $       9,106
                                                   =============     =============      ===============







               See accompanying notes to the financial statements.



Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Stockholders' Equity
From inception to December 31, 2001
-----------------------------------------------------------------------------------------------------

                               Common Shares           Additional
                               -------------             Paid-In
                           Shares        Amount          Capital             Deficit      Total
                           ------        ------          -------             -------      -----

Common stock
   issued for cash         5,000,000   $     5,000     $      5,000   $           -    $    10,000

Net loss for the period
   from inception to
   December 31, 2000              -             -                -        (420,892)       (420,892)
                           ---------   -----------     ------------   -------------    -----------
Balance,
   December 31, 2000       5,000,000         5,000            5,000       (420,892)       (410,892)

Common stock
   issued in exchange
   for retirement of debt  4,400,000         4,400          215,600              -         220,000

Net loss
   for the year ended
   December 31, 2001               -             -                -       (224,444)       (224,444)
                           ---------   -----------     ------------   -------------    -----------
Balance,
   December 31, 2001       9,400,000   $     9,400     $    220,600   $   (645,336)    $  (415,336)



-----------------------------------------------------------------------------------------------------













              See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

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

Amortization

The rate of amortization applied on a declining balance basis to write off the cost of capital assets over their estimated lives is 30%.

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

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2001
--------------------------------------------------------------------------------


2.   Summary of significant accounting policies (Continued)

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

For the years ending December 31, 2001 and 2000, the Company had no potentially dilutive securities outstanding.

Newly Issued Accounting Standards

In June 2000, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and as amended by SFAS No's. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2001. The Company will adopt SFAS No. 133 effective with the first quarter of 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 will require the Company to measure all derivatives at fair value and to recognize them in its balance sheet as an asset or liability, depending on the Company's rights or obligations under the derivative contract. Implementation of this standard is not anticipated to have a material effect on the Company's results of operations, financial position or cash flows.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2001
--------------------------------------------------------------------------------
3.   Capital assets                                         2001       2000
                                                            ----       ----

                                     Accumulated     Net            Net
                          Cost       Amortization    Book Value     Book Value
                          ----       ------------    ----------     ----------
Computer equipment    $   4,020      $    603        $    3,417     $      -
--------------------------------------------------------------------------------

4.   Related party transactions

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

At December 31, 2001 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

     Due to Imtex International Limited                                $21,015
     Due to Axon Management Inc.                                       $65,265
     Due to Tristar Inc.                                               $90,000
     Due to Mirimar Capital Investment Inc.                            $ 3,000

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

In addition, at December 31, 2001 the Company has accounts payable balance of $84,809 (2000 - $18,490) due to related parties.
--------------------------------------------------------------------------------

5.   Loan payable

The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. The joint venture partner has advanced the Company $100,000 for investment marketing purposes. The loan is non-interest bearing and is repayable on demand. The Company will require approximately $16 Million in order to fulfil its obligations under the joint venture agreement which it expects to raise in the North American equity market.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

6.   Capital stock

During the year 4,400,000 common shares were issued at estimated fair value in exchange for the retirement of a loan payable of $220,000.

Private Placement

On March 6, 1999 the Company completed an offering of its common stock under Regulation "D", Rule 504 for 5,000,000 common shares of stock at $.002 per share totalling $10,000.

Stock options

The Company has not issued any stock options.
--------------------------------------------------------------------------------

7.   Extraordinary item

During the year a related party forgave balances owing in the amount of $100,851.

--------------------------------------------------------------------------------
8.   Income taxes

The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.