Form 10QSB
period 2002-03-31
ASIAN ALLIANCE VENTURES INC
filed 2002-06-07
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q
                         ------------------------------

 (MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended: March 31, 2002

                                       OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number: ______________________


                          ASIAN ALLIANCE VENTURES, INC.
             (Exact name of registrant as specified in its charter)

                            NEVADA                          98-0204780
        (State or other jurisdiction of                     (IRS Employer
         incorporation or organization)                     Identification No.)

                                 104 Elm Avenue
                        Toronto, Ontario, Canada M4W 1P2
                    (Address of principal executive offices)

                                 104 Elm Avenue
                        Toronto, Ontario, Canada M4W 1P27
                    (Address of principal corporate offices)


                        TELEPHONE NUMBER: (416)966-1858

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES  ___                       NO  |X|
                                                                  ---

As of March 31, 2002 there were 9,400,000 shares of the Registrant's Common Stock outstanding.

Item 1. Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements March 31, 2002






(a Development Stage Company)

Balance Sheet - Unaudited

                                                                        March 31          December 31
                                                                            2002                 2001


  Assets
Current
   Cash                                                           $        3,168       $          437

Capital (Note 3)                                                           3,160                3,417
                                                                  --------------       --------------
                                                                  $        6,328       $        3,854


  Liabilities
Current
   Accounts payable                                               $      145,169       $      136,910
   Accrued liabilities                                                     7,000                3,000
   Due to related parties (Note 4)                                       189,952              179,280
   Loan payable (Note 5)                                                 100,000              100,000
                                                                  --------------       --------------
                                                                         442,121              419,190
                                                                  --------------       --------------
  Stockholders' Equity
Capital stock
   Authorized:
        50,000,000 common shares of $0.001 par value
        10,000,000 preferred shares of $0.001 par value
   Issued:
         9,400,000 common shares (2001 - 9,400,000)                        9,400                9,400

Additional paid-in capital                                               220,600              220,600
Deficit accumulated during the development stage                        (665,793)            (645,336)
                                                                  --------------       --------------
                                                                        (435,793)            (415,336)
                                                                  --------------       --------------
                                                                  $        6,328       $        3,854
                                                                  ==============       ==============

              See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Statement of Operations - Unaudited


                                                               For the        For the         For the
                                                             period from    three months   three months
                                                            inception to        ended          ended
                                                              March 31,       March 31       March 31
                                                                2002            2002           2001
                                                                ----            ----           ----

Amortization                                                $        859   $       256    $         -
Bank charges and exchange                                         21,552           107            315
Financing fee                                                     10,000             -              -
General & administrative                                         360,802           128         19,694
Licenses and permits                                               9,133           615            938
Management fees                                                  104,000             -              -
Office                                                            97,745         3,330         11,600
Professional fees                                                 70,823         8,675          2,561
Travel                                                            91,730         7,346          4,662
                                                            ------------   -----------    -----------
  Total expenses                                            $    766,644   $    20,457    $    39,770
                                                            ============   ===========    ===========
Loss before
   extraordinary item                                       $   (766,644)  $   (20,457)   $   (39,770)

Extraordinary item                                               100,851             -              -
                                                            ------------   -----------    -----------
  Net loss                                                  $   (665,793)  $   (20,457)   $   (39,770)
                                                            ============   ===========    ===========
Weighted average number
   of shares outstanding                                                     9,400,000      5,000,000
                                                                             =========    ===========

Net loss per share                                                         $     (0.00)   $     (0.01)
                                                                           ============   ============

              See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Statement of Cash Flows - Unaudited


                                                         For the          For the            For the
                                                       period from     three months       three months
                                                      inception to         ended              ended
                                                        March 31         March 31           March 31
                                                          2002             2002               2001
                                                          ----             ----               ----

Cash flows derived from

              Operating Activities
       Net loss                                    $    (665,793)    $     (20,457)     $     (39,770)
       Amortization                                          859               256                  -
                                                   --------------    --------------     --------------
                                                        (664,934)          (20,201)           (39,770)

       Changes in non-cash operating
       working capital
           Accounts payable                              145,170             8,260              4,487
           Accrued liabilities                             7,000             4,000             (1,500)
                                                   --------------    --------------     --------------
                                                        (512,764)           (7,941)           (36,783)
                                                   --------------    --------------     --------------

              Financing Activities
       Advances from (to) related parties                189,952            10,672             27,809
       Proceeds from loan payable                        220,000                -                  -
       Repayment of loan payable                        (120,000)
       Capital stock from debt conversion                220,000                 -                  -
       Capital stock issued for cash                      10,000                -                   -
                                                   --------------    --------------     --------------
                                                         519,952            10,672             27,809
                                                   --------------    --------------     --------------
  Investing Activities
   Purchase of capital assets                             (4,020)                -                  -
                                                   --------------    --------------     --------------
Net increase (decrease) in cash                            3,168             2,731             (8,974)

Cash, beginning of period                                      -               437              9,106
                                                   --------------    --------------     --------------
Cash, end of period                                $       3,168     $       3,168      $         132
                                                   ==============    ==============     ==============

               See accompanying notes to the financial statements

Asian Alliance Ventures Inc.
(a Development Stage Company)

Statement of Stockholders' Equity - Unaudited
From inception to March 31, 2002


                                                       Additional
                                Common Shares            Paid-In
                             Shares       Amount         Capital           Deficit            Total
                             ------       ------         -------           -------            -----
Common stock issued
   for cash                 5,000,000   $      5,000  $       5,000    $           -   $      10,000

Common stock
   issued  in exchange
   for retirement of debt   4,400,000          4,400        215,600                -         220,000

Net loss for the period
   from inception to
   December 31, 2001                -             -               -         (645,336)       (645,336)
                            ---------   ------------  -------------     ------------     ------------
Balance,
   December 31, 2001        9,400,000   $      9,400  $     220,600         (645,336)       (415,336)



Net loss
   for the three months
   ended March 31,
   2002                             -              -              -          (20,457)        (20,457)
                           ----------   ------------   ------------    -------------    -------------
Balance,
   March 31, 2002           9,400,000   $      9,400  $     220,600    $    (665,792)   $   (435,793)


              See accomopanying notes to the financial statements

Asian Alliance Ventures Inc.
(a Development Stage Company)

Notes to the Financial Statements - Unaudited
March 31, 2002


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

Notes to the Financial Statements - Unaudited
March 31, 2002

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

For the period ending March 31, 2002 and 2001, the Company had no potentially dilutive securities outstanding.

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

Asian Alliance Ventures Inc.
(a Development Stage Company)

Notes to the Financial Statements - Unaudited
March 31, 2002




3.   Capital assets                                      2002          2001
                                                         ----          ----

                                       Accumulated         Net         Net
                              Cost     Amortization     Book Value   Book Value

   Computer equipment  $      4,020   $      859       $    3,161   $    3,417
                       ============   ==========       ==========   ==========


4.       Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

Incurred $3,300 for administrative services provided by a Company in which certain officers and/or shareholders have a controlling interest.

At March 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

         Due to Imtex International Ltd.                      $    24,015

         Due to Axon Management Inc.                          $    70,687

         Due to Tristar Inc.                                  $    92,250

         Due to Mirimar Capital Investment Inc.               $     3,000

Additionally, included in accounts payable is $87,217 payable to companies controlled by shareholders or directors of the Company.

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

Notes to the Financial Statements - Unaudited
March 31, 2002


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

OVERVIEW

Asian Alliance Ventures, Inc. ("Company") was originally incorporated to pursue business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects. In August 1999, we finalized a Joint Venture Agreement ("Agreement") with Shandong Hengtong Chemical Industrial Company, Ltd. ("Shandong Industrial") in Linyi City, partially owned by the Peoples Republic of China ("PRC"), located in the Southeast of Shandong Province, adjacent to the Beijing-Shanghai highway and incorporated in 1993. It was restructured from a state-owned enterprise to a joint-stock ownership company in 1996. By June 30, 2001, the Company had entered into the joint venture but no activities had commenced and, therefore, the Company is a development stage company.

The Agreement provided for the establishment of Shandong Hengtong Development Chemical Co. Ltd. ("Shandong Development") as a majority-owned subsidiary of the Company and for Shandong Development to acquire the assets of Shandong Industrial necessary to manufacture chemical fertilizer ("Urea") and produce thermoelectric power for the region in Shandong Province.

Under the Agreement, Shandong Industrial was to contribute its existing manufacturing facilities for a 49% interest in the Joint Venture and the Company was to acquire the balance in exchange for $13 million in capital. Negotiations are ongoing with several debt and equity sources and, while there has been no significant progress in concluding arrangements since the last filing, we continue to anticipate that we will enter into formal agreements with such sources during 2002. The initial funds provided by the Company will be used to increase both Urea and thermoelectric power production capacity in order to meet existing market demand in the Shandong region. The balance of our capital infusion will be used for financing expenses, project development and working capital.

Under the Agreement, the Company is required to contribute to Shandong Development approximately $12.6 million of which $6.5 million of its $13 million investment will be contributed within three months of Shandong Development obtaining its business license ("Business License"), and the other $6.5 million balance is to be delivered to Shandong Development within eight months of the issuance of the Business License to Shandong Development. Within three months from the date that Shandong Development obtains its Business License, Shandong Industrial will contribute equipment, facilities and materials valued at approximately $12.6 million for its interest in Shandong Development and the Shandong Development will assume approximately $4,328,000.00 in debt obligations of Shandong Industrial. Should one of the parties to the Agreement fail to make its required capital contribution in full within the time prescribed under the Agreement upon the request of the other party, the non-funding party is required to consent to the termination of the Agreement, without prejudice. The Agreement has a 30-year initial term, from the date the Business License is issued and provides that the profits of Shandong Development shall not be distributed unless the losses of previous fiscal years have been paid in full. Otherwise, no less than 80% of profits of Shandong Development shall be distributed annually, with Shandong Industrial receiving 49% of distributed profits and the Company receiving 51% of distributed profit.

RESULTS OF OPERATIONS
Revenues and Operating Expenses

There were no revenues from operations for the three months ended March 31, 2002 or March 31, 2001 since the Company was in the development stage and pursuing the Agreement and funding. The Company incurred expenses of $20,456 for the quarter ended March 31, 2002 as compared to $39,770 for the same period in 2001 resulting in a reduced net loss of $19,314.

The reduction in the operating loss was due to reduced General and Administration costs as well as office costs, as management endeavors to conserve resources until funding is in place. These expenses have been funded from shareholder advances and amounts not currently funded are reflected as accounts payable.

Until the Agreement is implemented, the Company does not expect to report any operating revenues and does not intend to support any research, development or marketing activities. The Company's activities continue to be focused on implementing the approvals, licenses and funding needed to implement the Agreement, although there has not been any further progress since the Company's last filing. In the event that the activities under the Agreement are not pursued, the Company will be required to seek other business opportunities or may be required to suspend any business activities until funding and new initiatives are available.

Liquidity

At March 31, 2001, the Company had cash resources of $132. At March 31, 2002, it had cash resources of $3,169. At March 31, 2001, the Company had total current assets of $132 and total current liabilities of $450,794 and total current liabilities exceeded total current assets by $450,662. At March 31, 2002, there were current assets of $3,169 and total current liabilities of $442,121, with total current liabilities exceeding total current assets by $438,952.

We do not plan to incur significant research and development costs or to rent or lease any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

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

Dated:  June 4, 2002



                          ASIAN ALLIANCE VENTURES, INC.
                          (Registrant)


                           /s/
                          ------------------------------------------------------
                          John Fraser, President