Form 10-Q
period 2002-06-30
ASIAN ALLIANCE VENTURES INC
filed 2002-08-19
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q
                         ------------------------------

 (MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended: June 30, 2002

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


                           The Exchange Tower, PO Box 427
                           130 King Street West, Suite 1800
                        Toronto, Ontario, Canada M5X 1E3
                    (Address of principal corporate offices)


                        TELEPHONE NUMBER: (416) 966-1858

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

                               YES  _|X|_                       NO
                                                                  ---

As of March 31, 2002 there were 9,400,000 shares of the Registrant's Common Stock outstanding.

Item 1. Asian  Alliance  Ventures Inc. (a Development  Stage Company)

                                 Asian Alliance
                                  Ventures Inc.
                          (a Development Stage Company)
                              Financial Statements
                                  June 30, 2002

Asian Alliance Ventures Inc.
(a Development Stage Company)
Balance Sheet - Unaudited

                                                                         June 30          December 31
                                                                            2002                 2001
                                                                         -------          -----------

Assets
Current
   Cash                                                           $          910       $          437

Capital (Note 3)                                                           2,904                3,417
                                                                  --------------       --------------
                                                                  $        3,814       $        3,854
                                                                  --------------       --------------

Liabilities
Current
   Accounts payable                                               $      148,303       $      136,910
   Accrued liabilities                                                     5,000                3,000
   Due to related parties (Note 4)                                       200,934              179,280
   Loan payable (Note 5)                                                 100,000              100,000
                                                                  --------------       --------------
                                                                         454,237              419,190

Stockholders' Equity
Capital stock
   Authorized:
        50,000,000 common shares of $0.001 par value
        10,000,000 preferred shares of $0.001 par value
   Issued:
         9,400,000 common shares (2001 - 9,400,000)                        9,400                9,400
Additional paid-in capital                                               220,600              220,600
Deficit accumulated during the development stage                        (680,423)            (645,336)
                                                                  ---------------      ---------------
                                                                        (450,423)            (415,336)
                                                                  ---------------      ---------------
                                                                  $        3,814       $        3,854
                                                                  ---------------      ---------------

On behalf of the Board


------------------------Director  -----------------------Director


               See accompanying notes to the financial statements

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Operations - Unaudited

                                 For the       For the          For the        For the        For the
                               period from   three months    three months    six months     six months
                              inception to       ended           ended          ended          ended
                                June  30,       June 30         June 30        June 30        June 30
                                  2002           2002            2001           2002           2001
                                  ----           ----            ----           ----           ----

Amortization                 $      1,116  $        256     $          -  $        513    $         -
Bank charges and exchange          21,727           175              168           282            483
Financing fee                      10,000             -                -             -              -
General and administrative        360,802             -            4,097           128         23,791
Licenses and permits                9,212            80              742           694          1,680
Management fees                   104,000             -            5,000             -          5,000
Office                            104,623         6,878           13,608        10,208         25,208
Printing and reproduction             789           790                -           790              -
Professional fees                  75,035         4,212            3,840        12,887          6,401
Travel                             93,970         2,240           15,129         9,585         19,791
                             ------------  ------------     ------------  ------------    -----------
Total expenses               $    781,274  $     14,631     $     42,584  $     35,087    $    82,354
                             ------------  ------------     ------------  ------------    -----------
Loss before
   extraordinary item        $   (781,274) $    (14,631)    $    (42,584) $    (35,087)   $   (82,354)

Extraordinary item                100,851             -                -             -              -
                             ------------- ------------     ------------- ------------    ------------
Net loss                     $   (680,423) $    (14,631)    $    (42,584) $    (35,087)   $   (82,354)

Weighted average number
   of shares outstanding                      9,400,000        5,000,000     9,400,000      5,000,000
                                              ---------        ---------     ---------      ---------

Net loss per share
   - basic and diluted                     $      (0.00)    $      (0.01) $      (0.00)   $      (0.02)
                                           -------------    ------------- -------------   -------------





               See accompanying notes to the financial statements

Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Cash Flows - Unaudited


                                                         For the          For the            For the
                                                       period from      six months         six months
                                                      inception to         ended              ended
                                                         June 30          June 30            June 30
                                                          2002             2002               2001
                                                          ----             ----               ----

Cash flows derived from

   Operating Activities
       Net loss                                      $  (680,423)      $   (35,087)       $   (82,354)
       Amortization                                        1,116               513                  -
       Changes in non-cash operating
       working capital
           Accounts payable                              148,303            11,393             32,505
           Accrued liabilities                             5,000             2,000             (1,500)
                                                        ---------          --------           --------
                                                        (526,004)          (21,181)           (51,349)
                                                        ---------          --------           --------
   Financing Activities
       Advances from related parties                     200,934            21,654             42,731
       Proceeds from loan payable                        220,000                 -                  -
       Repayment of loan payable                        (120,000)                -                  -
       Capital stock from debt conversion                220,000                 -                  -
       Capital stock issued for cash                      10,000                 -                  -
                                                        ---------          --------           --------
                                                         530,934            21,654             42,731
                                                        ---------          --------           --------

Investing Activities
       Purchase of capital assets                         (4,020)                -                  -
                                                       ---------          --------           --------
Net increase (decrease) in cash                              910               473             (8,618)

Cash, beginning of period                                      -               437              9,106
                                                       ---------          --------           --------
Cash, end of period                                  $       910       $       910        $       488
                                                       ---------          --------           --------



               See accompanying notes to the financial statements

 Asian Alliance Ventures Inc.
(a Development Stage Company)
Statement of Stockholders' Equity - Unaudited
From inception to June 30, 2002


                                                         Additional
                                Common Shares              Paid-In
                             Shares       Amount           Capital         Deficit            Total
                             ------       ------           -------         -------            -----
Common stock issued
   for cash                 5,000,000    $  5,000          $ 5,000        $    -         $   10,000

Common stock
   issued  in exchange
   for retirement of debt   4,400,000       4,400          215,600             -            220,000

Net loss for the period
   from inception to
   December 31, 2001                -              -             -      (645,336)          (645,336)

Balance,
   December 31, 2001        9,400,000    $  9,400         $220,600      (645,336)          (415,336)

Net loss
   for the six months
   ended June 30,
   2002                             -           -                -       (35,087)           (35,087)

Balance,
   June 30, 2002            9,400,000    $  9,400         $220,600    $ (680,423)     $    (450,423)




               See accompanying notes to the financial statements

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Financial Statements - Unaudited
June 30, 2002

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

The balance sheets as of June 30, 2002 and December 31, 2001, the statements of earnings for the three and six month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2002 and 2001 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Amortization

The rate of amortization applied on a declining balance basis to write off the cost of capital assets over their estimated lives is 30%.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

For the period ending June 30, 2002 and 2001, the Company had no potentially dilutive securities outstanding.

Newly Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
o Goodwill as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will not longer be subject to amortization.
o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.



3.   Capital assets                                                           2002               2001
                                                                              ----               ----

                                                     Accumulated               Net                Net
                                         Cost       Amortization        Book Value         Book Value
                                         ----       ------------        ----------         ----------
Computer equipment               $        4,020    $       1,116     $       2,904      $       3,417
                                 --------------    -------------     -------------      -------------

4.   Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

Incurred $9,300 for administrative services provided by a company in which certain officers and/or shareholders have a controlling interest.

At June 30, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

     Due to Imtex International Ltd.                          $    31,715
     Due to Axon Management Inc.                              $    73,969
     Due to Tristar Inc.                                      $    92,250
     Due to Mirimar Capital Investment Inc.                   $     3,000

Additionally, included in accounts payable is $94,095 payable to companies controlled by shareholders or directors of the Company.

These balances bear no interest, have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

5.   Loan payable

The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. The joint venture partner has advanced the Company $100,000 for investment marketing purposes. The loan is non-interest bearing and is repayable on demand. The Company will require approximately $16,000,000 in order to fulfil its obligations under the joint venture agreement which it expects to raise in the North American equity market.

6.   Income taxes

The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.

7.   Subsequent event

In early July the Company acquired 100% of a newly established Hong Kong company, Asian Alliance Ventures (HK) Limited which has leased office premises expiring May 12, 2004. The rent is HK$16,574.60 per calendar month, commencing in July, plus rates. 7bridge Capital Ltd., a company related to an officer, has agreed to sublet a significant portion and compensate the Company accordingly. Other than the above noted lease commitment no other commitments resulted from the acquisition. In addition, no financing was required.

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

RESULTS OF OPERATIONS
Revenues and Operating Expenses

There were no revenues from operations for the three months ended June 30, 2002 or June 30, 2001 since the Company was in the development stage and pursuing the Agreement and funding. The Company incurred expenses of $14,631 for the quarter ended March 31, 2002 as compared to $42,584 for the same period in 2001 resulting in a reduced net loss of $27,954. For the six months ended June 30, 2002, the Company reported a net loss $35,087 compared to a loss of $82,354 for the same period in 2001, a decrease of $47,267.

The reduction in the operating loss was due to reduced General and Administration costs as well as office and travel costs, as management endeavors to conserve resources until funding is in place. These expenses have been funded from shareholder advances and amounts not currently funded are reflected as accounts payable.

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

Further, in July 2002, the Company acquired a 100% interest in a newly established Hong Kong company, Asian Alliance Ventures (HK) Limited (the "Limited"). Limited has leased office space for a term expiring in May of 2004 at a rent of approximately $2,125 per month, plus any common charges and certain taxes. In the acquisition, the Company paid only nominal consideration for the stock interest. The Limited will fund the lease costs through loans and cash advances from stockholders of the Company, equity capital, if available and through a sub-let arrangement with 7bridge Capital Ltd., ("bridge") a company owned in part by three members of the Board of Directors of the Company. This will allow all three entities to share the cost of office space in the very limited Hong Kong real estate market.

Liquidity

At June 30, 2001, the Company had cash resources of $488. At June 30, 2002, it had cash resources of $910. At June 30, 2001, the Company had total current assets of $488 and total current liabilities of $493,575 and total current liabilities exceeded total current assets by $493,087. At June 30, 2002, there were current assets of $910 and total current liabilities of $454,237, with total current liabilities exceeding total current assets by $453,327.

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

Dated:  August 14, 2002



                          ASIAN ALLIANCE VENTURES, INC.
                          (Registrant)


                           /s/
                          ------------------------------------------------------
                          John Fraser, President