Form 10-Q
period 2002-09-30
ASIAN ALLIANCE VENTURES INC
filed 2002-11-19
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q
                         ------------------------------

 (MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended: September 30, 2002

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

                               YES  __X_                       NO  |  |
                                                                  ---
As of March 31, 2002 there were 9,400,000 shares of the Registrant's Common Stock outstanding.

Item 1. Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements September 30, 2002

                                 Asian Alliance
                                  Ventures Inc.
                          (a Development Stage Company)
                                  Consolidated
                              Financial Statements
                               September 30, 2002

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Balance Sheet - Unaudited

                                                                    September 30          December 31
                                                                            2002                 2001
                                                                    ------------          -----------

Assets
Current
   Cash                                                           $        3,679       $          437
   Accounts receivable                                                     2,977                    -
                                                                  --------------       --------------
                                                                           6,656                    -

Capital (Note 3)                                                           6,534                3,417
Prepaid deposits                                                           4,000                    -
                                                                  --------------       --------------
                                                                  $       17,190       $        3,854
                                                                  --------------       --------------


Liabilities
Current
   Accounts payable                                               $      189,991       $      136,910
   Accrued liabilities                                                     4,700                3,000
   Due to related parties (Note 4)                                       234,241              179,280
   Loan payable (Note 5)                                                 100,000              100,000
                                                                  --------------       --------------
                                                                         528,932              419,190
                                                                  --------------       --------------

Stockholders' Equity
Capital stock
   Authorized:
        50,000,000 common shares of $0.001 par value
        10,000,000 preferred shares of $0.001 par value
   Issued:
         9,400,000 common shares (2001 - 9,400,000)                        9,400                9,400
Additional paid-in capital                                               220,600              220,600
Deficit accumulated during the development stage                        (741,742)            (645,336)
                                                                  --------------       ---------------
                                                                        (511,742)            (415,336)
                                                                  --------------       ---------------
                                                                  $       17,190       $        3,854
                                                                  --------------       ---------------


Commitment (Note 6)

On behalf of the Board

______________________ Director   ____________________ Director

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Operations - Unaudited

                                 For the       For the          For the        For the        For the
                               period from   three months    three months    nine months    nine months
                              inception to       ended           ended          ended          ended
                              September 30   September 30    September 30   September 30   September 30
                                  2002           2002            2001           2002           2001
                                  ----           ----            ----           ----           ----

Amortization                 $      1,557  $        441     $          -  $        954    $         -
Bank charges and exchange          21,878           151               48           432            531
Financing fee                      10,000             -                -             -              -
General and administrative        367,800         6,998           19,845         7,125         43,477
Licenses and permits                9,347           135               25           830          1,705
Management fees                   122,000        18,000           30,000        18,000         35,000
Office                            129,175        24,552           13,867        34,760         39,075
Printing and reproduction             789             -                -           790              -
Professional fees                  84,247         9,212           18,000        22,100         24,401
Travel                             95,800         1,830           30,443        11,415         50,234
                             ------------  ------------     ------------  ------------    -----------

Total expenses               $    842,593  $     61,319     $    112,228  $     96,406    $   194,423
                             ------------  ------------     ------------  ------------    -----------
Loss before
   extraordinary item        $   (842,593) $    (61,319)    $   (112,228) $    (96,406)   $  (194,423)
                             ------------- -------------    ------------- -------------   ------------
Extraordinary item                100,851             -          100,851             -        100,851
                             ------------- -------------    ------------- -------------   ------------
Net loss                     $   (741,742) $    (61,319)    $    (11,377) $    (96,406)   $   (93,572)
                             ------------- -------------    ------------- -------------   ------------
Weighted average number
   of shares outstanding                      9,400,000        5,573,913     9,400,000      5,193,407
                                           -------------    ------------- -------------   ------------
Loss per share before extraordinary
   item - basic and diluted                $      (0.00)    $      (0.02) $     (0.01)    $     (0.04)

Net loss per share
   - basic and diluted                     $      (0.00)    $      (0.01) $     (0.01)    $     (0.02)
                                           -------------    ------------- -------------   -------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows - Unaudited


                                                         For the          For the            For the
                                                       period from      nine months        nine months
                                                      inception to         ended              ended
                                                      September 30     September 30       September 30
                                                          2002             2002               2001
                                                          ----             ----               ----

Cash flows derived from

   Operating Activities
       Net loss                                    $    (741,742)    $     (96,406)     $     (93,572)
       Amortization                                        1,557               954                  -
       Changes in non-cash operating
         working capital
           Accounts receivable                            (2,977)           (2,977)                 -
           Prepaid deposits                               (4,000)           (4,000)                 -
           Accounts payable                              189,991            53,081            104,974
           Accrued liabilities                             4,700             1,700              5,500
                                                   -------------     -------------      -------------
                                                        (552,471)          (47,648)            16,902
                                                   -------------     -------------      -------------
   Financing Activities
       Advances from related parties                     234,241            54,961            (25,544)
       Proceeds from loan payable                        220,000                 -                  -
       Repayment of loan payable                        (120,000)                -           (220,000)
       Capital stock from debt conversion                220,000                 -            220,000
       Capital stock issued for cash                      10,000                 -                  -
                                                   -------------     -------------      -------------
                                                         564,241            54,961            (25,544)

Investing Activities
       Purchase of capital assets                         (8,091)           (4,071)                 -
                                                   -------------     -------------      -------------

Net increase (decrease) in cash                            3,679             3,242             (8,642)

Cash, beginning of period                                      -               437              9,106
                                                   -------------     -------------      -------------

Cash, end of period                                $       3,679     $       3,679      $         464
                                                   -------------     -------------      -------------

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Stockholders' Equity - Unaudited
From inception to September 30, 2002


                                   Additional
                                Common Shares              Paid-In
                             Shares       Amount           Capital         Deficit            Total
                             ------       ------           -------         -------            -----
Common stock issued
   for cash                 5,000,000  $       5,000   $        5,000  $           -    $     10,000

Common stock
   issued  in exchange
   for retirement of debt   4,400,000          4,400          215,600              -         220,000

Net loss for the period
   from inception to
   December 31, 2001                -              -                -       (645,336)       (645,336)
                            ---------  -------------   --------------  -------------    ------------

Balance,
   December 31, 2001        9,400,000  $       9,400   $      220,600       (645,336)       (415,336)

Net loss
   for the nine months
   ended September 30,
   2002                             -              -                -        (96,406)        (96,406)
                            ---------  -------------   --------------  -------------    ------------

Balance,
   September 30, 2002       9,400,000  $       9,400   $      220,600  $    (741,742)   $   (511,742)
                            =========  =============   ==============  =============    ============


Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2002


1.   Operations and going concern

The Company was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business. The accounts of Asian Alliance Ventures (HK) Ltd. are consolidated.

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

Management's plans include completion of an offering to raise additional capital. The Company's 10SB has been cleared by the SEC and a NASD application is pending.


2.   Summary of significant accounting policies

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

The balance sheets as of September 30, 2002 and December 31, 2001, the statements of earnings for the three and nine month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2002 and 2001 have been made.

(continued)

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2002

2.   Summary of significant accounting policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Amortization

The rate of amortization applied on a declining balance basis to write off the cost of capital assets over their estimated lives is 30%. Leasehold improvements are amortized on a straight-line basis over the term of the office lease, without extension.

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

Financial instruments

The Company has various financial instruments that include cash, accounts receivable, accounts payable, accrued liabilities, amounts due to related parties and loan payable. The carrying values of financial instruments approximate their fair value due to the relatively short period to maturity.

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

(continued)

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2002


2.   Summary of significant accounting policies (continued)

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

For the period ending September 30, 2002 and 2001, the Company had no dilutive securities outstanding.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.


3.   Capital assets

                                                     2002               2001
                                                     ----               ----

                                                     Accumulated               Net                Net
                                         Cost       Amortization        Book Value         Book Value

Computer equipment               $        4,020    $       1,372     $       2,648      $       3,417
Leasehold improvements                    4,071              185             3,886                  -

                                 $        8,091    $       1,557     $       6,534      $       3,417


4.   Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

Incurred $18,300 for administrative services provided by a company in which certain officers and/or shareholders have a controlling interest.

Incurred $18,000 for management services provided by a company in which certain officers and/or shareholders have a controlling interest.

(continued)

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2002

4.   Related party transactions (continued)

At September 30, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

     Due to Imtex International Ltd.                          $    31,715
     Due to Axon Management Inc.                              $   107,277
     Due to Tristar Inc.                                      $    92,250
     Due to Mirimar Capital Investment Inc.                   $     3,000

Additionally, included in accounts payable is $121,904 payable to companies controlled by shareholders or directors of the Company. Also, included in accounts receivable is $2,977 receivable from companies controlled by shareholders or directors of the Company.

These balances bear no interest, have no fixed terms of repayment and are expected to be converted to common shares at $0.05 per share.


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


6.   Commitment

Asian Alliance Ventures (HK) Limited has leased office premises expiring May 12, 2004. The rent is HK$16,574.60 per calendar month, plus rates. 7bridge Capital Ltd., a company related to an officer, has agreed to sublet a significant portion and compensate the Company for half of our Hong Kong office costs.


7.   Income taxes

The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements - Unaudited
September 30, 2002

8.   Asian Alliance Ventures (HK) Ltd.

During the period, the Company acquired 100% of the voting shares of Asian Alliance Ventures (HK) Ltd. for nominal consideration. The company was acquired to facilitate future operations in China. The results of the operations of Asian Alliance (HK) Ltd. for the three months ended September 30, 2002 have been included in the consolidated financial statements.

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

Under the Agreement, Shandong Industrial was to contribute its existing manufacturing facilities for a 49% interest in the Joint Venture and the Company was to acquire the balance in exchange for $13 million in capital. Negotiations are ongoing with several debt and equity sources and, while there has been no significant progress in concluding arrangements since the last filing, we continue to anticipate that we will enter into formal agreements with such sources. The initial funds provided by the Company will be used to increase both Urea and thermoelectric power production capacity in order to meet existing market demand in the Shandong region. The balance of our capital infusion will be used for financing expenses, project development and working capital.

Under the Agreement, the Company is required to contribute to Shandong Development approximately $13 million of which $6.5 million will be contributed within three months of Shandong Development obtaining its business license ("Business License"), and the other $6.5 million balance is to be delivered to Shandong Development within eight months of the issuance of the Business License to Shandong Development. Within three months from the date that Shandong Development obtains its Business License, Shandong Industrial will contribute equipment, facilities and materials valued at approximately $12.6 million for its interest in Shandong Development and the Shandong Development will assume approximately $4,328,000.00 in debt obligations of Shandong Industrial. Should one of the parties to the Agreement fail to make its required capital contribution in full within the time prescribed under the Agreement upon the request of the other party, the non-funding party is required to consent to the termination of the Agreement, without prejudice. The Agreement has a 30-year initial term, from the date the Business License is issued and provides that the profits of Shandong Development shall not be distributed unless the losses of previous fiscal years have been paid in full. Otherwise, no less than 80% of profits of Shandong Development shall be distributed annually, with Shandong Industrial receiving 49% of distributed profits and the Company receiving 51% of distributed profit.

The Company is currently in discussion with SHCC to revise the structure of the Joint Venture and hence the Business license. We are waiting to hear SHCC's response to our proposal to revitalize the arrangement.

Further, in July 2002, the Company acquired a 100% interest in a newly established Hong Kong company, Asian Alliance Ventures (HK) Limited (the "Limited"). Limited has leased office space for a term expiring in May of 2004 at a rent of approximately $2,125 per month, plus any common charges and certain taxes. In the acquisition, the Company paid only nominal consideration for the stock interest. The Limited will fund the lease costs through loans and cash advances from stockholders of the Company, equity capital, if available and through a sub-let arrangement with 7bridge Capital Ltd., ("7bridge") a company owned in part by three members of the Board of Directors of the Company. This will allow the entities to share the cost of office space in the very limited Hong Kong real estate market. Currently Limited is paying the full rent. However the agreement with 7bridge is that the rent will be split 50:50 between Limited and 7bridge.


RESULTS OF OPERATIONS
Revenues and Operating Expenses

There were no revenues from operations for the three months ended September 30, 2002 or September 30, 2001 since the Company is in the development stage and pursuing the Agreement and funding. The Company incurred expenses of $61,319 for the quarter ended September 30, 2002 as compared to $112,228 for the same period in 2001 resulting in a reduced net loss of $50,909. For the nine months ended September 30, 2002, the Company reported a net loss $96,406 compared to a loss of $194,423 for the same period in 2001, a decrease of $98,017.

The reduction in the operating loss is due to reduced General and Administration costs as well as office and travel costs, as management endeavors to conserve resources until funding is in place. These expenses have been funded from shareholder advances and amounts not currently funded are reflected as accounts payable.

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


Liquidity

At September 30, 2001, the Company had cash resources of $464. At September 30, 2002, it had cash resources of $3,679. At September 30, 2001, the Company had total current assets of $464 and total current liabilities of $284,928. Total current liabilities exceeded total current assets by $284,464. At September 30, 2002, there were current assets of $6,656 and total current liabilities of $528,932, with total current liabilities exceeding total current assets by $522,276.

Of the total current liabilities of $528,932 owing at September 30, 2002, approximately $355,000 is owed to shareholders and companies controlled by certain officers and/or shareholders. These amounts bear no interest, have no fixed term of repayment and are expected to be converted to common shares at $0.05 per share. In addition, out of the $528,932, $100,000 is owing to the Company's JV partner, Shandong Hengtong Chemical Industrial Company Ltd. The remainder consists of accrued expenses and various payables.

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

RISK FACTORS; FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause our actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainty in obtaining the business license, challenges we are encountering in concluding the joint venture as well as the difficulty in obtaining adequate capital to fund the venture.

We qualify any forward-looking statements entirely by these cautionary factors, and readers are cautioned not to place undue reliance on forward-looking statements.

The words "believe," "may," "will," "could," "should," "would," "anticipate," "estimate," "expect," "intend," "project," "objective," "seek," "strive," "might," "seeks," "likely result," "build," "grow," "plan," "goal," "expand," "position," or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.

The forward-looking statements contained in this report only speak as of the date of this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any change in management's expectations or any change in events, conditions or circumstances on which the forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out by John Fraser, the Company's Chief Executive Officer and Benjamin Leboe, the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, both Mr. Fraser and Mr. Leboe have concluded that these disclosure controls and procedures were effective and as set forth in this Item 4 information with respect to those controls and the reports thereon to the Board of Directors. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Appearing immediately following the Signatures section of this Quarterly Report there is are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certifications). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Dated:  November 18, 2002



                          ASIAN ALLIANCE VENTURES, INC.
                          (Registrant)

                           /s/ John Fraser
                          ------------------------------------------------------
                          John Fraser, President