Form 10KSB
period 2002-12-31
ASIAN ALLIANCE VENTURES INC
filed 2003-04-15
CIK 1085113

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                  Suite 1800, Exchange Tower, 130 King Street,
                        Toronto, Ontario, Canada M5X 1E3
                   (Address of registrant's corporate offices)

                         Telephone Number: 416.966.1858
              (Registrant's Telephone Number, Including Area Code)

              Securities registered under Section 12(b) of the Act:
      Title of Each Class                 Name of Each Exchange on which
      to be so Registered:                Each Class is to be Registered:
      --------------------                -------------------------------
              None                                    None

              Securities registered under Section 12(g) of the Act:
              -----------------------------------------------------
                          Common Stock, Par Value $.001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes ____ [_] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State issuer's revenues for its most recent fiscal year:  $0.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

         As of December 31, 2002 approximately $0.00.

         As of December 31, 2002, there were 16,585,320 shares of the issuer's $.001 par value common stock issued and outstanding including the 7,185,320 shares allocated and reserved for issuance in the debt exchange in December 2002 (but actual issuance of the certificates is pending). As of December 31, 2002, there were no shares of the issuer's $.001 par value preferred stock issued and outstanding.

                   Documents incorporated by reference. None.

Transitional Small Business Disclosure format (check one):  [X] Yes    [_] No

                                     PART I

Item 1.  Description of Business.

Asian Alliance Ventures, Inc. (the "Company"), was incorporated in the State of Nevada on October 2, 1998, and maintains its principal executive offices at Suite 1800, Exchange Tower, 130 King Street, Toronto, Ontario, Canada M5X 1E3. The current capitalization of the Company consists of 16,585,320 shares including 5,000,000 shares issued in March to various investors, 1999; 4,400,000 issued in September 2001, and 7,185,320 allocated for issuance in connection with a debt exchange with officers and directors and their affiliates and certain other related parties. See Item 12.

The Company was incorporated with the purpose of carrying on business in China.

Following research and feasibility studies during 1998 and 1999 concerning the feasibility of numerous Chinese prospects, in August, 1999, we finalized a Joint Venture Agreement ("Joint Venture") with Shandong Hengtong Chemical Industrial Company, Ltd. ("Shandong Industrial"), a large, established company in Linyi City, partially owned by the Peoples Republic of China ("PRC") and located in the Southeast of Shandong Province, adjacent to the Beijing-Shanghai highway ("Joint Venture"). The Agreement provided for the establishment of Shandong Hengtong Development Chemical Co. Ltd ("Shandong Development") as our majority-owned subsidiary.

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

The total amount of capital contributed to Shandong Development was to be $29,928,916 ("Total Contribution"). The registered capital of Shandong Development was $25,600,000 ("Registered Capital"). The total amount of capital the Company was required to contribute to Shandong Development initially was approximately $13 million to acquire a 51% ownership interest. As of December 31, 2002, the total commitment from the Company is approximately $16,000,000. In 2001, the Company received an advance of $100,000 from Shandong Industrial which remained outstanding at December 31, 2002 and has no fixed term or repayment conditions. Shandong Industrial was to contribute equipment, facilities and materials valued at $12,600,000 for its 49% ownership interest and Shandong Development was to assume approximately $4,328,000 in obligations of Shandong Industrial. The Agreement had a 30-year initial term, from the date the Business License was issued or until 2029. A Business License was issued but has expired, subject to a future right to reapply, because the Joint Venture has not commenced operations.

Since forming the Joint Venture relationship in 1999, the Company has attempted, without success to date, to obtain capital funding for its $13-$16 million contribution. Management of the Company is in continuing conversations with Shandong Industrial, which has maintained an interest in pursuing the Joint Venture and in committing specified or equivalent assets to the undertaking if the Company can achieve its funding requirements. However, given the capital delays, the Shandong entities are exploring other capital opportunities, as well as the Joint Venture. Similarly, management of the Company is assessing the likelihood of achieving its funding obligation to the Joint Venture, particularly in the current international and venture equity investment climates where the Joint Venture is being viewed as a new undertaking between different international enterprises, even though the Shandong entities are established businesses and the Company's management has experience in making and managing investments in the Far East. If the Company is not successful in raising capital for the Joint Venture or in attracting capital to the Company for an appropriate alternative project with lower capital requirements, it will not pursue the Joint Venture and will need to reconsider the future for the Company. Management currently believes that if the Company does not succeed in identifying and funding a suitable project during 2003 Company activities will need to be suspended and may need to be wound down, particularly since the Company's current operating needs are being funded by members of management and their affiliates.

Government Regulation.

Any business venture in China may be adversely affected by changes in the political and social conditions and by, among other things, changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. While the PRC government is expected to continue its economic reform policies and to continue to support entrepreneurial entities and private ownership, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the PRC government policies or key leaders could lead to changes in economic policy.

Employees.

As of December 31, 2002, we have no employees. We administer our business through the Company's officers and directors who provide services.

Item 2.  Description of Property.

Property Held by Us.

As of the dates specified in the following table, we held the following property in the following amounts:

Property                        December 31, 2001           December 31, 2002
--------                        -----------------           -----------------
Cash..................                 $437.00                   $1,379.00
Capital Assets........               $3,417.00                   $6,093.00


We do not own any interests in real estate, inventory or equipment.

The Company's Facilities.

We occupy leased office space located in Hong Kong which we share with 7bridge Capital Limited, an entity with common management. Each party is responsible for 50% of the lease and other expenses of the facility. The total lease costs for the facility is approximately US$3,000 per month, of which the Company is responsible for $1,500. The lease is in the name of Asian Alliance (HK) Ltd., the Company's subsidiary. To the extent that the Company cannot defray its obligations, the related entity and our management have provided the payments and the Company has reflected the amounts due as an accrued obligation.

We lease our space at rental rates and on terms which management believes are consistent with those available for similar spaces in the applicable local area. Our properties are well maintained, considered adequate and are being utilized for their intended purposes.

Item 3.  Legal Proceedings.

We are neither aware of any litigation pending against us, nor are we aware of any matter that would currently give rise to litigation against us. However, we expect that in the ordinary course of business, claims may be asserted in the future.

Item 4.  Submission of Matters to Vote of Security Holders

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

Market Information.
------------------

Currently, there is no public market for the Company's Common Stock and if the Company does not obtain funding, it is not likely that a market will develop. The Company has not declared any dividend during the last two fiscal years and management does not anticipate that any dividends will be declared in the foreseeable future. The Company does not have the adequate capital available to declare and pay any dividends.

Record Holders.
--------------

To our knowledge, there were approximately 38 holders of record of the stock of the Company as of March 31, 2003, which we believe is relatively equal to the number of beneficial owners, particularly since there is no active trading and our common shares are not held in "street name."

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified three accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS NO. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS NO. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock-based compensation.

In November 2002, the FASB Interpretation No. 45 (FIN 45) " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

Audit Committee

We have an audit committee comprised of all Directors to review the scope, cost and results of the independent audit of the Company's books and records, the results of the annual audit with Management and the internal auditors and the adequacy of the Company's accounting, financial, and operating controls; to recommend annually the selection of the independent auditors; to consider proposals made by the Company's independent auditors for consulting work; and to on any accounting of financial matters. The Board of Directors considered audit matters annually in connection with the audit for the prior year and in connection with its deliberation of other matters.

Compensation and Stock Committee

We have not established any Compensation or Stock Option Committee because we currently have no personnel receiving any direct compensation and have not adopted any stock options or similar equity compensation plan.

The following discussion and analysis relates to the financial condition and results of operations of the Company and our subsidiary for the year ended December 31, 2002 compared to the year ended December 31, 2001, and the year ended December 31, 2001 compared to the year ended December 31, 2000.

OVERVIEW

Asian Alliance Ventures was incorporated to pursue business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects. In August 1999, we finalized a Joint Venture arrangement with Shandong Industrial in Linyi City and partially owned by the PRC. Shandong Industrial was restructured from a state-owned enterprise to a joint-stock ownership company in 1996.

The total amount of capital the Company was required to contribute at that time to Shandong Development was approximately $13 million to acquire a 51% ownership interest. The Company has expended a considerable amount of time and effort but has not been successful in raising the capital contribution required for the Joint Venture. The current investment climate has not been conducive to raising equity. We continue to seek alternative opportunities in China.

RESULTS OF OPERATIONS

Revenues and Operating Expenses

There were no revenues from operations for the twelve months ended December 31, 2002 and December 31, 2001. The Company incurred expenses of $16,416 for the quarter ended December 31, 2002 as compared to $129,633 for the same period in 2001 and expenses of $80,124 for the same period in 2000. For the twelve months ended December 31, 2002, the Company reported an operating loss of $112,822 compared to $224,444 for the same period in 2001, and compared to an operating loss of $160,307 for the twelve months ended December 31, 2000. In all periods no revenues were reported, as the Company is a development stage company.

Of the decrease in operating loss of $111,622 between 2001 and 2002, approximately $60,000 was due to decreased travel, $57,000 was due to decreased management fees and $58,000 due to decreased general and admin costs. The net loss in 2001 was reduced by forgiveness of $100,851 due to a related party. The expenses incurred in 2002 were funded from stockholder and director advances.

The Company does not expect to report any operating revenues and does not intend to support any research, development or marketing activities until capital is identified. In the interim, the Company has suspended all active business operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Liquidity

At December 31, 2001, the Company had cash resources of $437. At December 31, 2002, it had cash resources of $1,379. At December 31, 2001, the Company had total current assets of $437 and total current liabilities of $419,190. At December 31, 2001, total current liabilities exceeded total current assets by $418,753. At December 31, 2002, there were current assets of $1,379 and total current liabilities of $180,364, with total current liabilities exceeding total current assets by $178,985.

A significant reduction in current liabilities occurred on December 23, 2002 when an amount owing by the Company to various related individuals and entities of $358,266 was converted to 7,185,320 restricted shares of Common Stock.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

We require additional cash to implement our business strategies and will endeavor to raise the additional capital through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders.

Since forming the Joint Venture with the Shandong entities in 1999, the Company has attempted, without success to date, to obtain capital funding for its $13-$16 million contribution to the Joint Venture. Management is in continuing conversations with Shandong Industrial which has maintained an interest in pursuing the Joint Venture and in committing specified or equivalent assets to the undertaking if the Company can achieve its funding requirements. However, given the capital delays, the Shandong entities are exploring other capital opportunities, as well as the Joint Venture. Similarly, management of the Company is assessing the likelihood of achieving its funding obligation to the Joint Venture, particularly in the current international and venture equity investment climates where the Joint Venture is being viewed as a new undertaking between different international enterprises even though the Shandong entities are established businesses and the Company's management has experience in making and managing investments in the Far East.

There can be no assurance that additional funding will be available on favorable terms, if at all. If the Company is not successful in raising capital for the Joint Venture or in attracting capital to the Company for an appropriate alternative project with lower capital requirements, in which case it will not pursue the Joint Venture it will need to reconsider the future for the Company. Management currently believes that if the Company does not succeed in identifying and funding a suitable project during 2003 Company activities will need to be suspended and may need to be wound down, particularly since the current operating needs are being funded by members of management and their affiliates. If adequate funds are not available within the next 12 months, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.



Item 7.  Financial Statements

The audited financial statements specified in Regulation 228.310 (Item 310) are included as part of this Annual Report on Form 10-KSB. .

To the Stockholders of
Asian Alliance Ventures Inc.

We have audited the consolidated balance sheets of Asian Alliance Ventures Inc. (a Development Stage Company) as at December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asian Alliance Ventures Inc. as at December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







                                                /s/Grant Thornton LLP
Kelowna, Canada                                 ---------------------------
March 14, 2003                                  Chartered Accountants

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)
December 31     2002    2001


Assets
Current
        Cash                                 $       1,379   $       437

Capital (Note 3)                                     6,093         3,417
Prepaid deposits                                     4,000             -
                                             -------------   -----------
                                             $      11,472   $     3,854
                                             =============   ===========

Liabilities
Current
        Accounts payable                     $      42,340   $   136,910
        Accrued liabilities                          5,000         3,000
        Due to related parties (Note 4)             33,024       179,280
        Loan payable (Note 5)                      100,000       100,000
                                             -------------   -----------
                                                   180,364       419,190
                                             -------------   -----------

Stockholders' Deficiency
Capital stock (Note 7)
        Authorized:
                50,000,000 common shares
                of $0.001 par value
                10,000,000 preferred shares
                of $0.001 par value
        Issued:
                16,585,320 common shares
                (2001 - 9,400,000)                  16,585         9,400
Additional paid-in capital                         572,681       220,600
Deficit accumulated during the
  development stage                               (758,158)     (645,336)
                                                  (168,892)     (415,336)
                                             -------------   -----------
                                             $      11,472   $     3,854
                                             =============   ===========

Commitment (Note 8)






               See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Operations
(Expressed in US Dollars)


                                             For the
                                           period from      For the         For the
                                         October 2, 1998      year            year
                                         (inception) to       ended          ended
                                           December 31    December 31     December 31
                                               2002           2002            2001
                                         ---------------  -----------    ------------
Amortization                               $     1,998    $     1,395    $       603
Bank charges and exchange                       21,943            498          2,546
Financing fee                                   10,000           --           10,000
General and administration                     369,482          8,808         66,717
Licenses and permits                             9,702          1,184          3,873
Management fees                                122,000         18,000         75,000
Office                                         134,694         40,278         60,337
Professional fees                               90,553         28,406         32,728
Travel                                          98,637         14,253         73,491
                                           -----------    -----------    -----------
Total expenses                                 859,009        112,822        325,295
                                           -----------    -----------    -----------
Loss before extraordinary item                (859,009)      (112,822)      (325,295)

Extraordinary item (Note 9)                    100,851           --          100,851
                                           -----------    -----------    -----------
Net loss                                   $  (758,158)   $  (112,822)   $  (224,444)
                                           ===========    ===========    ===========
Weighted average number
        of shares outstanding                               9,557,486      6,253,699
                                                          ===========    ===========
Loss per share before extraordinary item
         - basic and diluted                              $      (.01)   $     (0.05)
                                                          ===========    ===========
Income per share from extraordinary item
         - basic and diluted                              $        --    $      0.01
                                                          ===========    ===========
Net loss per share - basic and diluted                    $      (.01)   $     (0.04)
                                                          ===========    ===========







See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)

                                                 For the
                                               period from    For the      For the
                                             October 2, 1998    year         year
                                             (inception) to    ended        ended
                                               December 31   December 31  December 31
                                                  2002          2002          2001
                                              -------------- -----------  -----------
Cash flows derived from (applied to)

        Operating
                Net loss                        $(758,158)   $(112,822)   $(224,444)
                Amortization                        1,998        1,395          603
                Changes in non-cash operating
                        working capital
                        Prepaid deposits           (4,000)      (4,000)          --
                        Accounts payable          193,842       56,932      110,062
                        Accrued liabilities         5,000        2,000          500
                                                ---------    ---------    ---------
                                                 (561,318)     (56,495)    (113,279)
                                                ---------    ---------    ---------
        Financing
                Due to related parties            240,788       61,508        8,630
                Proceeds from loan payable        320,000           --      100,000
                Capital stock issued for cash      10,000           --           --
                                                ---------    ---------    ---------
                                                  570,788       61,508      108,630
                                                ---------    ---------    ---------
        Investing
                Purchase of capital assets         (8,091)      (4,071)      (4,020)
                                                ---------    ---------    ---------
Net increase (decrease) in cash                     1,379          942       (8,669)

Cash, beginning of period                              --          437        9,106
                                                ---------    ---------    ---------
Cash, end of period                            $    1,379   $    1,379   $      437
                                                =========    =========    =========

Supplementary Cash Flow Information

Capital stock issued on conversion of:
        Accounts payable                       $  151,502   $  151,502   $       --
        Amounts due to related parties         $  207,764   $  207,764   $       --
        Loan payable                           $  220,000   $       --   $  220,000


See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Stockholders' Deficiency
(Expressed in US Dollars)
From inception to December 31, 2002



                                 Common Shares           Additional      Deficit Accumulated
                             --------------------          Paid-In           During the
                             Shares        Amount          Capital        Development Stage         Total
                            ---------   -----------     -----------     --------------------        -----
Common stock
   issued for cash          5,000,000     $ 5,000       $  5,000            $       -            $  10,000

Net loss for the period
   from inception to
   December 31, 2000               --          --             --             (420,892)            (420,892)
                            ---------     -------       --------            ---------            ---------
Balance,
   December 31, 2000        5,000,000       5,000          5,000             (420,892)            (410,892)

Common stock
   issued in exchange
   for retirement of debt   4,400,000       4,400        215,600                    -              220,000

Net loss
   for the year ended
   December 31, 2001               --          --             --             (224,444)            (224,444)
                           ----------     -------       --------            ---------            ---------
Balance,
   December 31, 2001        9,400,000       9,400        220,600             (645,336)            (415,336)

Common stock
   issued in exchange
   for retirement of debt   7,185,320       7,185        352,081                    -              359,266

Net loss
   for the year ended
   December 31, 2002               --          --             --             (112,822)            (112,822)
                           ----------     -------       --------            ---------            ---------
Balance,
   December 31, 2002       16,585,320    $ 16,585      $ 572,681           $ (758,158)          $ (168,892)
                           ==========     =======       ========            =========            =========






See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002


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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include completion of an offering to raise additional capital. The Company's Form 10SB, filed April 1, 2002, has been cleared by the SEC and a NASD application is pending.


2.   Summary of significant accounting policies

Basis of presentation

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

  Principals of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Asian Alliance Ventures (HK) Ltd., incorporated under the Company Ordinance of Hong Kong. The subsidiary was incorporated for nominal consideration in July 2002 to facilitate future operations in China. All material intercompany accounts and transactions have been eliminated subsequent to its acquisition.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002


2.   Summary of significant accounting policies (Continued)

Foreign currency translation

Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are accumulated in a separate component of shareholder's equity.

Capital assets

Capital assets are recorded at cost. The rate of amortization applied on a declining balance basis to write off the cost of computer equipment over its estimated life is 30%. Leasehold improvements are amortized on a straight-line basis over the term of the office lease, without extension.

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

Financial instruments

The Company has various financial instruments that include cash, accounts payable, accrued liabilities, amounts due to related parties and loan payable. It was not practicable to determine the fair value of the amounts due to related parties or the loans payable due to their uncertain repayment terms. The carrying values of all other financial instruments approximates their fair value due to their relatively short period to maturity.

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

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

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

For the years ending December 31, 2002 and 2001, the Company had no dilutive securities outstanding.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS NO. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS NO. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock-based compensation.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

2.   Summary of significant accounting policies (Continued)

Recent accounting pronouncements (continued)

In November 2002, the FASB Interpretation No. 45 (FIN 45) " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.


3.   Capital assets                                         2002       2001
                                                            ----       ----
                             Accumulated                     Net        Net
                                Cost       Amortization  Book Value  Book Value
                             -----------   ------------  ----------  ----------
     Computer equipment       $ 4,020        $ 1,628      $  2,392    $ 3,417
     Leasehold improvements     4,071            370         3,701          -
                              -------        -------      --------    -------
                              $ 8,091        $ 1,998      $  6,093    $ 3,417
                              =======        =======      ========    =======

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002

4.   Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

Incurred $18,000 (2001 - $19,300) for administrative services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $18,000 (2001 - $75,000) for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $Nil (2001 - $9,300) for professional services provided by a Company in which certain officers and/or shareholders have a controlling interest.

At December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

                                                        2002            2001
                                                        ----            ----

     Due from 7Bridge Capital Limited           $    (6,936)    $          -
     Due to Axon Management Inc.                           -          65,265
     Due to Imtex International Limited                    -          21,015
     Due to Mirimar Capital Investment Inc.                -           3,000
     Due to Robert G. Clarke                          39,960               -
     Due to Tristar Inc.                                   -          90,000
                                                ------------    ------------
                                                $     33,024    $    179,280
                                                ============    ============

Additionally, included in accounts payable is $451 (2001 - $84,809) payable to a company controlled by a director of the Company.

These balances bear no interest, and have no fixed terms of repayment.


5.   Loan payable

The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. In 2001, the joint venture partner advanced the Company $100,000 for investment marketing purposes. The loan is non-interest bearing and is repayable on demand. The Company will require approximately $16,000,000 in order to fulfil its obligations under the joint venture agreement which it expects to raise in the North American equity market.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2002


6.   Income taxes

The potential tax benefits of the losses carried forward are approximately $258,000 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.



7.   Capital stock

During the year 7,185,320 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of accounts payable of $151,502 and amounts due to related parties of $207,764.

During 2001 4,400,000 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of a loan payable of $220,000.

Private Placement

On March 6, 1999 the Company completed an offering of its common stock under Regulation "D", Rule 504 for 5,000,000 common shares of stock at $.002 per share totalling $10,000.

Stock options

The Company has not issued any stock options.


8.   Commitment

Asian Alliance Ventures (HK) Ltd. has leased office premises in Hong Kong expiring May 12, 2004. The rent is HK$16,574.60 per calendar month, plus rates. 7Bridge Capital Ltd., a company related to an officer, has agreed to sublet a significant portion and compensate the Company for half of the Hong Kong office costs.



9.   Extraordinary item

During 2001 a related party forgave balances owing in the amount of $100,851.




Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation except that on or about April 16, 2000, our auditor, Barry L. Friedman, CPA, resigned as our auditor. Mr. Friedman's report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by our entire Board of Directors. There were no disagreements with our former accountant on any matter. Mr. Friedman, a sole practitioner, subsequently died and a letter pursuant to Item 304(a)(3) of Regulation S-K was not filed before his death. On or about July 20, 2000, Grant Thornton LLP, executed an engagement letter agreeing to act as our auditors. In or around February 2001, we filed a Form 8-K disclosing the change in auditors.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management who, as significant shareholders and Directors, are currently providing services without charge. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

Name and Address                             Age    Position                                Term as Director
----------------                             ---    --------                                ----------------
Robert Clarke
Apt. C2, Bayview Court
49 Mount Davis Road                                                                         October 2, 1998 (inception)
Hong Kong                                    58     Chairman and Director                   to present.

Benjamin Leboe
16730 Carrs Landing Road                            Secretary, Treasurer, Chief Financial
Lake Country, British Columbia,              57     Officer and Director                    1999 to present.
Canada V4R 1B2

John Fraser
104 Elm Avenue                                                                              From September 21, 2000 to
Toronto, Ontario,                            57      President and Director                 present
Canada M4W 1P2

Charlie Rodriguez
1662 West Petunia Place                                                                     From September 21, 2000 to
Tucson, Arizona 85737                        58     Director                                present


Robert Clarke is Chairman of our Board of Directors. Mr. Clarke has earned a Bachelor of Commerce as well as a Masters Degree in Business Administration. During portions of the last 5 years he has acted as an independent business consultant for various companies. From January, 1997 to December, 1997, Mr. Clarke was the President, Chief Executive Officer and a Director of Waverider Communications Inc. which is listed on the OTCBB under Symbol "WAVC". Mr. Clarke was the Secretary of Pacific Western Capital Corporation from August 15, 1995 to October 17, 1996.

Benjamin Leboe is our Secretary, Treasurer, Chief Financial Officer and a member of our Board of Directors. Mr. Leboe holds a Bachelor of Commerce and Business Administration from the University of British Columbia. He is also a British Columbia Chartered Accountant and Certified Management Consultant. From 1978 to 1981, Mr. Leboe was a Partner in the accounting firm of KPMG. From in or around 1991 to June 1995, he was the Vice-President and Chief Financial Officer of VECW Industries Ltd. Mr. Leboe was a Director and the President of CPT Pemberton Technologies Ltd., a company that traded on the Vancouver Stock Exchange under the symbol of "CPT", from March, 1995 to June, 1995. Currently he is CFO and Director of China World Trade Corporation and [CFO of C-Chip Technologies Corporation, which is listed on the OTCBB under Symbol "CCHI"?]. He is also the principal of Independent Management Consultants of British Columbia.

John Fraser is our President and a member of our Board of Directors. In 1968, Mr. Fraser earned an Economics Degree from the Victoria University of Wellington in New Zealand. In 1970, Mr. Fraser earned a Business Degree from the University of Pittsburgh. From 1968 to 1969, Mr. Fraser was the assistant manager at Unilever Ltd. in New Zealand. From 1973 to 1976, Mr. Fraser was Senior Consultant for W.D. Scott & Co. (NZ) From 1976 to 1980, Mr. Fraser was a principal in Stevenson Kellogg (Canada) as well as a principal in Thorne Riddell. From 1980 to 1983, Mr. Fraser was the Vice President of Sungate Resources. From 1983 to 1998, Mr. Fraser was the Vice Chairman of KPMG, Canada, responsible for the management consulting division of that company. He has managed both development stage and established businesses. He has worked in Europe, Africa, North America, Australia and New Zealand.

Charlie Rodriguez is a member of our Board of Directors. He is responsible for all of the North American regulatory aspects of 7bridge Systems. He has held several senior positions with both public and private companies; including, acting as President, Director, Chief Financial Officer and Treasurer. Mr. Rodriguez has assisted in acquisitions, mergers, and several private and public placements. Mr. Rodriguez was based in London for two years, where he was President of the public telecommunications company. Mr. Rodriguez has also acted as Vice President of Corporate Affairs for another public telecommunications company where he was directly involved with the Company's development from start-up through expansion.

Other than Mr. Clarke, Mr. Fraser, Mr. Leboe and Mr. Rodriguez, there are no employees expected by us to make a significant contribution to our business. Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance.

All of our officers, Directors, and principal stockholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

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

Compensation of Officers.

Our officers have received no direct compensation for their services provided to us. However, during the fiscal years ended December 31, 2002 and 2001, we incurred $18,000 and $75,000 respectively for management fees provided by companies in which certain officers have a controlling interest.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. The Company has not adopted any equity compensation plans and there are no outstanding warrants or other securities that would entitle the holders an exercise to receive common shares.

                                                                            Amount and Nature of
   Title of Class                  Name of Beneficial Owner                   Beneficial Owner        Percent of Class
   --------------                ---------------------------------         ---------------------      ----------------
   Common Stock                  NY Holdings                                       4,400,000                26.5%
                                 12th Floor, On Lan Centre
                                 11-15 On Lan Street
                                 Central, Hong Kong

   Common Stock                  Robert Clarke                                     1,840,980                11.1%
                                 Apt. C2 Bayview Ct.
                                 49 Mount Davis Road
                                 Hong Kong

   Common Stock                  Benjamin Leboe                                    1,006,460                 6.1%
                                 16730 Carrs Landing Road
                                 Lake Country, British Columbia,
                                 Canada V4R 1B2

   Common Stock                  John Fraser                                       1,828,740                11.0%
                                 104 Elm Avenue
                                 Toronto, Ontario
                                 Canada M4W 1P2

   Common Stock                  Charlie Rodriguez                                   315,000                 1.9%
                                 1662 West Petunia Place
                                 Tucson, Arizona 85737
                       Totals                                                      9,391,180                56.6%

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

Item 12.  Certain Relationships and Related Transactions.

Effective December 23, 2002, parties that had provided services and advances of $359,266 to the Company for its operating needs entered into an Exchange Agreement pursuant to which they agreed to accept restricted common shares, valued in a negotiated amount of $.05 per share in exchange for their advances. As a result, 7,185,320 common shares were allocated and have been treated as issued (although delivery of the Certificate is still pending finalization of certain administrative details) in exchange for the $359,266 in advances. Of this amount 4,054,060 (56%) were issued to officers, directors or entities affiliated with them. Specifically, Robert Clarke, a Director, received 1,615,980 shares for $80,799 in advances and expenses from him and entities affiliated with him or his son; an entity controlled by John Fraser, the President and a Director, received 1,621,240 shares for $81,062 of management services and expenses provided by the entity; Ben Leboe, the Chief Financial Officer and a Director, received 676,840 shares for $33,842.00 of administrative services and expenses; and Charlie Rodriguez, Director, received 140,000 shares for $7,000 in management services. As a result, in the debt exchange, a total of $359,266 of liabilities were exchanged for the 7,185,320 common shares including $201,200 (56%) advanced by officers, directors or their affiliates during 2000, 2001 and 2002.

In addition, at December 31, 2002, the Company continued to owe $100,000 to Shandong Industrial and $39,960 to Robert Clarke and had a receivable of $6,936 due for 7bridge Capital Limited, the affiliate entity that is the other tenant in the same office space in Hong Kong.

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.

1*       Corporate Charter of Asian Alliance Ventures, Inc.

2*       Articles of Incorporation of Asian Alliance Ventures, Inc.

3*       Bylaws of Asian Alliance Ventures, Inc.

4* Joint Venture Agreement Between Shandong Hengtong Chemical Industrial Company Ltd. and Asian Alliance Ventures, Inc.

4.1      Debt Exchange Agreement dated as of December 23, 2002.

5*       Articles of Association of Shandong Hengtong Chemical Industrial
         Company Ltd.

99.1     Certificate by Chief Executive Officer

99.2     Certificate by Chief Financial Officer

* Incorporated by reference to the Company's Registration Statement on Form 10-SB filed on March 20, 2000.

(b) Reports on Form 8-K

None

Item 14.  Controls and Procedures

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2003.

                         Asian Alliance Ventures, Inc.,
                         a Nevada corporation


                         By: /s/ John Fraser
                            --------------------------------------------------
                              John Fraser,
                              Its: President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John Fraser                                        Dated: April 14, 2002
-------------------------------------------------
John Fraser
President and Director



/s/ Robert Clarke                                      Dated: April 14, 2002
-------------------------------------------------
Robert Clarke
Director



/s/ Benjamin Leboe                                     Dated: April 14, 2002
-------------------------------------------------
Benjamin Leboe
Secretary, Treasurer, Chief Financial Officer
and Director



/s/ Charlie Rodriguez                                  Dated: April 14, 2002
-------------------------------------------------
Charlie Rodriguez
Director