Form 10-Q
period 2003-03-31
ASIAN ALLIANCE VENTURES INC
filed 2003-07-08
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q
                         ------------------------------

 (MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended: March 31, 2003

                                       OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number: ______________________

                          ASIAN ALLIANCE VENTURES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 NEVADA                                 98-0204780
     -------------------------------                -------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)




                         The Exchange Tower, PO Box 427
                        130 King Street West, Suite 1800
                        Toronto, Ontario, Canada M5X 1E3
             ------------------------------------------------------
             (Address of principal corporate and executive offices)


                        TELEPHONE NUMBER: (416) 966-1858
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES  __                       NO  | X |
                                                                  ---

As of March 31, 2003 there were 16,585,300 shares of the Registrant's Common Stock outstanding.

ITEM 1. Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements March 31, 2003




                          Asian Alliance Ventures Inc.
                          (a Development Stage Company)
                                  Consolidated
                              Financial Statements

                                 March 31, 2003

                                                                         Page
                                                                         ----
Consolidated Balance Sheets (unaudited)                                     1

Consolidated Statements of Operations (unaudited)                           2

Consolidated Statements of Cash Flows (unaudited)                           3

Consolidated Statements of Stockholders' Deficiency (unaudited)             4

Notes to the Unaudited Consolidated Financial Statements                 5-10

                          Asian Alliance Ventures Inc.
                          (a Development Stage Company)

                           Consolidated Balance Sheets
                           (Expressed in US Dollars)
                                  (Unaudited)

                                                                      March 31          December 31
                                                                        2003               2002
                                                                  --------------       -------------
Assets
Current
   Cash                                                           $        2,328       $       1,379

Capital assets (Note 3)                                                    5,748               6,093
Prepaid deposits                                                           4,000               4,000
                                                                  --------------       -------------
                                                                  $       12,076       $      11,472

Liabilities
Current
   Accounts payable                                               $       51,758       $      42,340
   Accrued liabilities                                                     1,750               5,000
   Due to related parties (Note 4)                                        42,038              33,024
   Loan payable (Note 5)                                                 100,000             100,000
                                                                  --------------       -------------
                                                                         195,546             180,364
                                                                  --------------       -------------

Stockholders' Deficiency
Capital stock (Note 7)
   Authorized:
       50,000,000 common shares of $0.001 par value
       10,000,000 preferred shares of $0.001 par value
   Issued:
       16,585,320 common shares (2001 - 9,400,000)                        16,585              16,585
Additional paid-in capital                                               572,681             572,681
Deficit accumulated during the development stage                        (772,736)           (758,158)
                                                                        (183,470)           (168,892)
                                                                  --------------       -------------
                                                                  $       12,076       $      11,472
                                                                  ==============       =============

Commitment (Note 8)

                          Asian Alliance Ventures Inc.
                          (a Development Stage Company)

                     Consolidated Statements of Operations
                           (Expressed in US Dollars)
                                  (Unaudited)



                                                                        For the            For the
                                                                     three months       three months
                                                                         ended              ended
                                                                       March 31           March 31
                                                                         2003               2002
                                                                     -------------      -------------
Amortization                                                         $         345      $         256
Bank charges and exchange                                                       65                107
Financing fee                                                                                       -
General and administration                                                   2,087                128
Licenses and permits                                                             -                615
Management fees                                                                  -                  -
Office                                                                       4,575              3,330
Professional fees                                                            7,172              8,675
Travel                                                                         334              7,346
                                                                     -------------      -------------
Total expenses                                                             (14,578)            20,457
                                                                     -------------      -------------
Loss before extraordinary item                                             (14,578)           (20,457)

Extraordinary item (Note 9)                                                      -                  -
                                                                     -------------      -------------
Net loss                                                             $     (14,578)     $     (20,457)
                                                                     =============      =============
Weighted average number
   of shares outstanding                                                16,585,320           9,400,00
                                                                     =============      =============
Loss per share before extraordinary item
    - basic and diluted                                              $       (0.00)     $       (0.00)
                                                                     =============      =============
Income per share from extraordinary item
    - basic and diluted                                              $           -      $           -
                                                                     =============      =============
Net loss per share - basic and diluted                               $       (0.00)     $       (0.00)
                                                                     =============      =============

                          Asian Alliance Ventures Inc.
                          (a Development Stage Company)

                     Consolidated Statements of Cash Flows
                           (Expressed in US Dollars)
                                  (Unaudited)


                                                                          For the            For the
                                                                       three months       three months
                                                                           ended              ended
                                                                         March 31           March 31
                                                                           2003               2002
                                                                     -------------      -------------
Cash flows derived from (applied to)

   Operating
       Net loss                                                      $     (14,578)     $     (20,457)
       Amortization                                                            345                256
       Changes in non-cash operating
         working capital
             Prepaid deposits                                                    -
             Accounts payable                                                9,418              8,260
             Accrued liabilities                                            (3,250)             4,000
                                                                     -------------      -------------
                                                                            (8,065)            (7,941)
                                                                     -------------      -------------
   Financing
       Due to related parties                                                9,014             10,672
       Proceeds from loan payable                                                -                  -
       Capital stock issued for cash                                             -                  -
                                                                     -------------      -------------
                                                                             9,014             10,672
                                                                     -------------      -------------
   Investing
       Purchase of capital assets                                                -                  -
                                                                     -------------      -------------
Net increase in cash                                                           949              2,731

Cash, beginning of period                                                    1,379                437
                                                                     -------------      -------------
Cash, end of period                                                  $       2,328      $       3,168
                                                                     =============      =============

Supplementary Cash Flow Information
Capital stock issued on conversion of:
   Accounts payable                                                  $           -     $            -
   Amounts due to related parties                                    $           -     $            -
   Loan payable                                                      $           -     $            -

                          Asian Alliance Ventures Inc.
                          (a Development Stage Company)

               Consolidated Statement of Stockholders' Deficiency
                           (Expressed in US Dollars)
                        From inception to March 31, 2003
                                  (Unaudited)


                               Common Shares            Additional      Deficit Accumulated
                             --------------------         Paid-In           During the
                             Shares       Amount          Capital        Development Stage       Total
                            ---------  ------------     -----------     -------------------  ------------
Common stock
   issued for cash          5,000,000  $      5,000     $     5,000                 -        $     10,000

Common stock
   issued in exchange
   for retirement of debt   4,400,000         4,400         215,600                 -             220,000

Common stock
   issued in exchange
   for retirement of debt   7,185,320         7,185         352,081                 -             359,266

Net loss for the period
   from inception to
   December 31, 2002                -             -             -            (758,158)           (758,158)
                           ----------  ------------     -----------      ------------        ------------
Balance,
   December 31, 2002       16,585,320        16,585         572,681          (758,158)           (168,892)

Net loss for the period
   from the three months
   to March 31, 2003                -             -               -           (14,578)            (14,578)
                           ----------  ------------     -----------      ------------        ------------
Balance,
   March 31, 2003          16,585,320  $     16,585     $   572,681      $   (772,736)       $   (183,470)
                           ==========  ============     ===========      ============        ============

1.   Nature of Business

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

The consolidated balance sheets as of March 31, 2003 and December 31, 2002, the consolidated statements of operations for the three month periods ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

For the period ending March 31, 2003 and 2002, the Company had no dilutive securities outstanding.

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

On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

3.   Capital assets                                                     March 31       December 31
     2003                                                                 2002
     ----                                                                 ----

                                    Accumulated                            Net             Net
                                       Cost          Amortization      Book Value      Book Value
                                   -----------      -------------      ----------      ----------
   Computer equipment              $     4,020      $       1,788      $    2,232      $    2,392
   Leasehold improvements                4,071                555           3,516           3,701
                                   -----------      -------------      ----------      ----------
                                   $     8,091      $       2,343      $    5,748      $    6,093
                                   ===========      =============      ==========      ==========

4.   Related party transactions

At March 31, 2003 and December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

                                                March 31          December 31
                                                  2003               2001
                                            --------------      --------------

     Due from 7Bridge Capital Limited       $      (11,550)     $       (6,936)
     Due to Robert G. Clarke                        53,588              39,960
                                            --------------      --------------
                                            $       42,038      $       33,024
                                            ==============      ==============

Additionally, included in accounts payable is $451 (2002 - $451) payable to a company controlled by a director of the Company.

These balances bear no interest, and have no fixed terms of repayment.

5.   Loan payable

The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. Efforts to fund this project have been unsuccessful and other business opportunities are being explored. In 2001, the joint venture partner advanced the Company $100,000 for investment marketing purposes. The loan is non-interest bearing and is repayable on demand. No demand has been made.

6.   Income taxes

The potential tax benefits of the losses carried forward are approximately $263,000 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.

7.   Capital stock

During 2002, 7,185,320 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of accounts payable of $151,502 and amounts due to related parties of $207,764.

During 2001, 4,400,000 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of a loan payable of $220,000.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation.

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

OVERVIEW

Asian Alliance Ventures was incorporated to pursue business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects. In August 1999, we finalized a Joint Venture Agreement with Shandong Industrial in Linyi City and partially owned by the PRC. Shandong Industrial was restructured from a state-owned enterprise to a joint-stock ownership company in 1996.

The total amount of capital the Company was required to contribute to Shandong Development was approximately $13 million to acquire a 51% ownership interest. Despite expending a considerable amount of time and effort, the Company has not been successful in raising the capital amount of $13 million as its contribution to the Joint Venture. Today's prevailing investment climate has not been conducive to raising equity even for highly desirable projects such as the joint venture with Shandong Industrial described above. We continue to look for alternative means of carrying on business in China, as we remain convinced that our original mission is correct.

RESULTS OF OPERATIONS

Revenues and Operating Expenses

There were no revenues from operations for the 3 months ended March 31, 2003, or for the 3 months ended March 31, 2002. The Company incurred expenses of $14,578 for the quarter ended March 31, 2003 as compared to $20,456 for the same period in 2002. In all periods no revenues were reported, as the Company is a development stage company.

The decrease in operating loss of roughly $6,000 between 2002 and 2003, was due to decreased travel and a small increase in general and administrative costs. Shareholder and director contribution of services and advances have funded the Company in the period and are expected to continue, subject to termination at any time.

During the current transition period, the Company does not expect to report any operating revenues and does not intend to support any research, development or marketing activities. The Company has suspended any business activities until funding and new initiatives become available.

Liquidity

At March 31, 2003, the Company had cash resources of $2,328. At December 31, 2002, it had cash resources of $1,379. At March 31, 2003, total current liabilities exceeded total current assets by $189,217 compared to $174,585 at December 31, 2002. Most of the current liabilities amounting to $195,545 at March 31, 2003 are owed to shareholders, directors and related parties. This amount includes $100,000 owing to the Company's JV partner, Shandong Hengtong Chemical Industrial Company Ltd.

A reduction in current liabilities occurred on December 23, 2002 when an amount owing by the Company to various individuals and entities of $358,256 was converted to 7,185,320 shares.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant equipment within the next 12 months. We do not anticipate a significant change in the number of our employees within the next 12 months.

We require additional cash to implement our business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Until the Agreement or an alternate business opportunity is implemented, the Company does not expect to report any operating revenues and does not intend to support any research, development or marketing activities. The Company's activities continue to be focused on seeking the funding needed to implement the Agreement, although there has not been any further progress in this period. In the event that the activities under the Agreement are not pursued, the Company will be required to seek other business opportunities or may be required to suspend any business activities until funding and new initiatives are available.

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

None

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K. None.

Exhibits: Exhibit 99.1

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 2003

                          ASIAN ALLIANCE VENTURES, INC.
                          (Registrant)

                           /s/
                          ------------------------------------------------------
                          John Fraser, President