Form 10-Q
period 2003-06-30
ASIAN ALLIANCE VENTURES INC
filed 2003-08-18
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q

                         ------------------------------

 (MARK ONE)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended: June 30, 2003

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

                        Toronto, Ontario, Canada M5X 1E3
             (Address of principal corporate and executive offices)


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

                               YES  | X |                      NO |   |
                                     ---                           ---

As of March 31, 2003 there were 16,585,300 shares of the Registrant's Common Stock outstanding.

ITEM 1. Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements June 30, 2003




Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Balance Sheets
(Expressed in US Dollars)                                            June 30           December 31
(Unaudited)                                                           2003                 2002
                                                                  --------------       -----------
Assets

Current
   Cash                                                           $          111       $     1,379

Capital assets (Note 3)                                                    3,989             6,093
Prepaid deposits                                                           4,000             4,000
                                                                  --------------       -----------
                                                                  $        8,100       $    11,472
                                                                  ==============       ===========

Liabilities
Current
   Accounts payable                                               $       61,230       $    42,340
   Accrued liabilities                                                     5,365             5,000
   Due to related parties (Note 4)                                        49,288            33,024
   Loan payable (Note 5)                                                 100,000           100,000
                                                                  --------------       -----------
                                                                         215,883           180,364
                                                                  --------------       -----------
Stockholders' Deficiency
Capital stock (Note 7)
   Authorized:

       50,000,000 common shares of $0.001 par value
       10,000,000 preferred shares of $0.001 par value
   Issued:
       16,585,320 common shares (2001 - 9,400,000)                        16,585            16,585
Additional paid-in capital                                               572,681           572,681
Deficit accumulated during the development stage                        (797,049)         (758,158)
                                                                  --------------       -----------
                                                                        (207,783)         (168,892)
                                                                  --------------       -----------
                                                                  $        8,100       $    11,472
                                                                  ==============       ===========

Commitment (Note 8)

              See accompanying notes to the financial statements,

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

                                For the        For the        For the        For the       For the
                              period from   three months   three months    six months    six months
                             Inception to       ended          ended          ended         ended
                                June 30        June 30        June 30        June 30       June 30
                                 2003           2003           2002           2003          2002
                                 ----           ----           ----           ----          ----

Amortization                 $      4,101  $      1,758    $        256   $     2,103   $         513
Bank charges and exchange          22,238           230             175           295             282
Financing fee                      10,000                             -             -
General and administration        374,421         2,853               -         4,940             128
Licenses and permits                9,702             -              80             -             694
Management fees                   122,000             -               -             -               -
Office                            143,737         4,468           7,668         9,043          10,998
Professional fees                 112,730        15,004           4,212        22,176          12,887
Travel                             98,971             -           2,240           334           9,585
                             ------------  ------------    ------------   -----------   -------------
Total expenses                    897,900        24,313          14,631       (38,891)         35,087
                             ------------  ------------    ------------   -----------   -------------
Loss before extraordinary item   (897,900)      (24,313)        (14,631)      (38,891)        (35,087)

Extraordinary item (Note 9)       100,851                             -             -               -
                             ------------  ------------    ------------   -----------   -------------
Net loss                     $   (797,049) $    (14,578)   $    (20,457)  $   (38,891)  $     (35,087)
                             ============  ============    ============   ===========   =============
Weighted average number
   of shares outstanding                     16,585,320       9,400,000    16,585,320       9,400,000
                                           ============    ============   ===========   =============

Loss per share before extraordinary item
    - basic and diluted                    $          -    $          -   $         -   $           -
                                           ============    ============   ===========   =============
Income per share from extraordinary item
    - basic and diluted                    $          -    $          -   $         -   $           -
                                           ============    ============   ===========   =============
Net loss per share - basic and diluted     $          -    $          -   $         -   $           -
                                           ============    ============   ===========   =============






              See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)


                                                         For the
                                                       period from        For the            For the
                                                       Inception        six months         six months
                                                           to              ended              ended
                                                        June  30          June 30            June 30
                                                          2003             2003               2002
                                                          ----             ----               ----
Cash flows derived from (applied to)

   Operating
       Net loss                                    $    (797,049)    $     (38,891)     $     (35,087)
       Amortization                                        4,101             2,104                513
       Changes in non-cash operating
         working capital
             Prepaid deposits                             (4,000)                -
             Accounts payable                            212,732            18,890             11,393
             Accrued liabilities                           5,365               365              2,000
                                                   -------------     -------------      -------------
                                                        (578,851)          (17,532)           (21,181)
                                                   -------------     -------------      -------------
   Financing
       Due to related parties                            257,052            16,264             21,654
       Proceeds from loan payable                        320,000                 -                  -
       Capital stock issued for cash                      10,000
                                                   -------------     -------------      -------------
                                                         587,052            16,264             21,654
                                                   -------------     -------------      -------------
   Investing
       Purchase of capital assets                         (8,090)                -                  -
                                                   -------------     -------------      -------------
Net increase (decrease) in cash                              111            (1,268)               473

Cash, beginning of period                                      -             1,379                437
                                                   -------------     -------------      -------------
Cash, end of period                                $         111     $         111     $          910
                                                   =============     =============      =============

Supplementary Cash Flow Information Capital stock issued on conversion of:

   Accounts payable                                $     151,502     $           -     $            -
   Amounts due to related parties                  $     207,764     $           -     $            -
   Loan payable                                    $     220,000     $           -     $            -




              See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Statement of Stockholders' Deficiency
(Expressed in US Dollars)
From inception to June 30, 2003
(Unaudited)


                               Common Shares              Additional   Deficit Accumulated
                            ------------------------       Paid-In           During the
                             Shares        Amount          Capital      Development Stage      Total
                            ---------   ------------     ------------  ------------------- ------------
Common stock
   issued for cash          5,000,000   $      5,000     $      5,000     $        -       $     10,000

Common stock
issued in exchange
for retirement of deb       4,400,000          4,400          215,600              -            220,000

Common stock
issued in exchange
for retirement of debt      7,185,320          7,185          352,081              -            359,266

Net loss for the period
from inception to
December 31, 2002                   -              -                -       (758,158)          (758,158)
                           ----------   ------------     ------------     ----------       ------------
Balance,
   December 31, 2002       16,585,320         16,585           572,681      (758,158)          (168,892)

Net loss for the
   six month period
   to June 30, 2003                 -              -                -        (38,891)           (38,891)
                           ----------   ------------     ------------    -----------       ------------
Balance,
   June 30, 2003           16,585,320  $      16,585    $     572,681   $   (797,049)      $   (207,783)
                           ==========   ============     ============    ===========       ============



              See accompanying notes to the financial statements.

1. Operations and going concern

The Company was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business.

The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. In accordance with SFAS #7 it is considered a development stage company.

The Company's focus was to build a power and urea business in China. Management has devoted substantially all the resources of the Company to marketing and developing this project. In future, other projects will be considered.

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

Management's plans include completion of an offering to raise additional capital. The Company's Form 10SB, filed April 1, 2002, has been cleared by the SEC and a NASD application is pending confirmation of sponsorship.

2. Summary of significant accounting policies

Basis of presentation

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

The consolidated balance sheets as of June 30, 2003 and December 31, 2002, the consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

For the period ending June 30, 2003 and 2002, the Company had no dilutive securities outstanding.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

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

Management's assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

3.   Capital assets

                                                                        June 30         December 31
                                                                          2002             2003
                                                                      ------------     ------------
                                  Accumulated                             Net              Net
                                    Cost            Amortization       Book Value       Book Value
                                 ------------      -------------     -------------     ------------
   Computer equipment            $   4,020         $       1,973     $       2,046      $    2,392
   Leasehold improvements            4,071                 2,128             1,943           3,701
                                 ---------         -------------     -------------      ----------
                                 $   8,091         $       4,101     $       3,989      $    6,093
                                 =========         =============     =============      ==========

4.   Related party transactions

At June 30, 2003 and December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

                                                  June 30         December 31
                                                   2003              2002
                                                   ----              ----

     Due from 7Bridge Capital Limited         $    (16,066)     $     (6,936)
     Due to Robert G. Clarke                        65,354            39,960
                                              ------------      ------------
                                              $     49,288      $     33,024
                                              ============      ============

Additionally, included in accounts payable is $991 (2002 - $451) payable to a company controlled by a director of the Company.

These balances bear no interest, and have no fixed terms of repayment.

5.   Loan payable

The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. Efforts to fund this project have been unsuccessful and others are being explored. In 2001, the joint venture partner advanced the Company $100,000 for investment marketing purposes. The loan is non-interest bearing and is repayable from the proceeds of the first private placement or as soon as the Company has raised $1,000,000.

6.   Income taxes

The potential tax benefits of the losses carried forward are approximately $271,000 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.

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

The prevailing investment climate has not been conducive to raising equity even for highly desirable projects such as the joint venture with Shandong Industrial described above. We continue to look for alternative means of carrying on business in China, as we remain convinced that our original mission is correct.

One of the alternatives being considered is to identify business opportunities in other fields in China. As a result, on July 17, 2003, we signed a non-binding Memorandum of Understanding with Matthew Mecke ("Mecke") a businessman based in Shenzhen, China to assess the business potential of providing processing services for third party financial payments in China. If our assessment proves sufficiently favorable, our intention is to acquire the current business activities and plans of Mecke and his associates, and to develop this business in the Chinese market. It is also contemplated that if this transaction were carried out that Mecke and several of his key associates would join us and assume key management responsibilities. We expect to make the basic decision as to whether we will pursue opportunities in the payments processing field in the third quarter of 2003 and complete the necessary transactions to proceed in quarter four of 2003.

RESULTS OF OPERATIONS

Revenues and Operating Expenses

There were no revenues from operations for the 3 months ended June 30, 2003, or for the 6 months ended June 30, 2002. The Company incurred expenses of $24,313 for the three months ended June 30, 2003 as compared to $14,631 for the same period in 2002. For the six months ended June 30, 2003, the Company reported a net loss $38,891 compared to a loss of $35,087 for the same period in 2002. In all periods no revenues were reported, as the Company is a development stage company.

The company, through its subsidiary Asian Alliance Ventures (HK) Ltd., maintains a small office in Hong Kong to pursue business opportunities. Officers and shareholders administered the company without compensation during this period. Shareholder and director contribution of services and advances have funded the Company in the period and are expected to continue, subject to termination at any time.

During the current transition period, the Company does not expect to report any operating revenues and is able to support only limited research, development or feasibility activities. The Company's business operations will continue to be restricted until funding for new opportunities is available.

Liquidity

At June 30, 2003, the Company had cash resources of $111. At December 31, 2002, it had cash resources of $1,379. At June 30, 2003, total current liabilities exceeded total current assets by $215,772 compared to $178,985 at December 31, 2002. Most of the current liabilities amounting to $215,883 at June 30, 2003 are owed to shareholders, directors and related parties. This amount includes $100,000 owing to the Company's JV partner, Shandong Hengtong Chemical Industrial Company Ltd. and is payable from proceeds equity financing, if and when obtained.

A reduction in current liabilities occurred on December 23, 2002 when an amount owing by the Company to various individuals and entities of $359,266 was converted to 7,185,320 shares.

We do not anticipate any significant research and development within the next 12 months, nor do we anticipate that we will lease or purchase any significant assets within the next 12 months. We do not anticipate a significant change in the number of our employees (nil) within the next 12 months.

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

Dated:  August 15, 2003

                          ASIAN ALLIANCE VENTURES, INC.
                          (Registrant)

                           /s/  John Fraser
                          ------------------------------------------------------
                          John Fraser, President