Form 10QSB
period 2003-09-30
ASIAN ALLIANCE VENTURES INC
filed 2003-11-14
CIK 1085113

=========================================================================

FORM 10-QSB

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to _________

Commission File Number 000-30013

ASIA ALLIANCE VENTURES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0204780
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

800 5th Avenue #4100
Seattle, Washington 98104
(Address of principal executive offices)

(206) 447-1379
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

=========================================================================

PART I.

ITEM 1. - FINANCIAL STATEMENTS

TABLE OF CONTENTS

FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Consolidated Statement of Stockholders' Deficiency	F-4
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-5 - F-12

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Balance Sheets
(Expressed in US Dollars)	September 30	December 31
(Unaudited)	2003	2002

Assets
Current
Cash	$2,609	$1,379
Capital assets (Note 3)	3,261	6,093
Prepaid deposits	4,000	4,000
	$9,870	$11,472

Liabilities
Current
Accounts payable	$57,322	$42,340
Accrued liabilities	3,000	5,000
Due to related parties (Note 4)	108,603	33,024
Loan payable (Note 5)	100,000	100,000
	268,925	180,364
Stockholders' Deficiency
Capital stock (Note 7)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
16,585,320 common shares (2002 - 16,585,320)	16,585	16,585
Additional paid-in capital	572,681	572,681
Deficit accumulated during the development stage	(848,321)	(758,158)
	(259,055)	(168,892)

	$9,870	$11,472

Commitment (Note 8)

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	For the	For the	For the	For the	For the
	period from	three months	three months	nine months	nine months
	Inception to	ended	ended	ended	ended
	September 30	September 30	September 30	September 30	September 30
	2003	2003	2002	2003	2002

Amortization	$4,829	$728	$441	$2,831	$954
Bank charges and exchange	22,310	72	151	367	433
Financing fee	10,000	-	-	-	-
General and administration	377,554	3,133	6,998	8,073	7,125
Licenses and permits	9,742	40	135	40	830
Management fees	155,419	33,419	18,000	33,419	18,000
Office	148,313	4,576	24,552	13,619	35,550
Professional fees	121,956	9,227	9,212	31,403	22,100
Travel	99,049	78	1,830	411	11,415

Total expenses	949,172	51,273	61,319	90,163	96,407

Loss before extraordinary item	(949,172)	(51,273)	(61,319)	(90,163)	(96,407)

Extraordinary item (Note 9)	100,851	-	-	-	-

Net loss	$(848,321)	$(51,273)	$(61,319)	$(90,163)	$(96,407)

Weighted average
number of shares outstanding		16,585,320	9,400,000	16,585,320	9,400,000

Loss per share -
basic and diluted		$-	$(0.01)	$-	$(0.01)

See accompanying notes to financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	For the	For the	For the
	period from	nine months	nine months
	Inception to	ended	ended
	September 30 2003	September 30 2003	September 30 2002

Cash flows derived from (applied to)
Operating
Net loss	$(848,321)	$(90,163)	$(96,407)
Amortization	4,828	2,831	954
	Changes in non-cash operating working capital
Accounts receivable	-	-	(2,977)
Prepaid deposits	(4,000)	-	(4,000)
Accounts payable	208,824	14,982	53,082
Accrued liabilities	3,000	(2,000)	1,700
	(635,669)	(74,350)	(47,648)
Financing
Due to related parties	316,368	75,580	54,961
Proceeds from loan payable	320,000	-	-
Capital stock issued for cash	10,000	-	-
	646,368	75,580	54,961
Investing
Purchase of capital assets	(8,090)	-	(4,071)
Net increase in cash	2,609	1,230	3,242
Cash, beginning of period	-	1,379	437
Cash, end of period	$2,609	$2,609	$3,679
Supplementary Cash Flow Information
Capital stock issued on conversion of:
Accounts payable	$151,502	$-	$-
Amounts due to related parties	$207,764	$-	$-
Loan payable	$220,000	$-	$-

See accompanying notes to the financial statements. F-3

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Stockholders' Deficiency
(Expressed in US Dollars)
From inception to September 30, 2003
(Unaudited)
				Deficit
				Accumulated
	Common Shares		Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Common stock issued for cash	5,000,000	$5,000	$5,000	$-	$10,000

Common stock issued in exchange for
retirement of debt	4,400,000	4,400	215,600	-	220,000

Common stock issued in exchange for
retirement of debt	7,185,320	7,185	352,081	-	359,266

Net loss for the period from inception to
December 31, 2002	-	-	-	(758,158)	(758,158)

Balance, December 31, 2002	16,585,320	16,585	572,681	(758,158)	(168,892)

Net loss for the nine month period to
September 30, 2003	-	-	-	(90,163)	(90,163)

Balance, September 30, 2003	16,585,320	$16,585	$572,681	$(848,321)	$(259,055)

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003
(Unaudited)

1.   Operations and going concern

The Company was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business.

The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. In accordance with SFAS #7 it is considered a development stage company.

The Company's focus was to build a power and urea business in China. Management has devoted substantially all the resources of the Company to marketing and developing this project. These efforts have not been successful and other projects are being considered. The Company has announced its intention to acquire all corporate entities, business plans, client agreements and intellectual property in a Payment Services business headed by Matthew Mecke of China (See Note 8).

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

Management's plans include completion of an offering to raise additional capital. The Company's registration with the SEC, filed on Form 10SB on April 1, 2002, has been cleared by the SEC and a NASD application is pending confirmation of sponsorship.

2.   Summary of significant accounting policies

Basis of presentation

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

The consolidated balance sheets as of September 30, 2003 and December 31, 2002, the consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been made.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003
(Unaudited)

2.       Summary of significant accounting policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three month periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Foreign currency translation

Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are charged to income in the period in which they occur.

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
September 30, 2003
(Unaudited)

2.       Summary of significant accounting policies (continued)

Financial instruments

The Company has various financial instruments that include cash, accounts payable, accrued liabilities, amounts due to related parties and loan payable. It was not practicable to determine the fair value of the amounts due to (from) related parties or the loans payable due to their uncertain repayment terms. The carrying values of all other financial instruments approximate their fair value due to their relatively short period to maturity.

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

For the period ending September 30, 2003 and 2002, the Company had no dilutive securities outstanding.

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

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003
(Unaudited)

2.       Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

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

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003
(Unaudited)

2.       Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

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

In November 2002, the Financial Accounting Standards Board reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

Management's assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003
(Unaudited)

3.	Capital assets		September 30	December 31
			2003	2002
			Accumulated	Net	Net
		Cost	Amortization	Book Value	Book Value

	Computer equipment	$4,019	$2,146	$1,873	$2,392
	Leasehold improvements	4,071	2,683	1,388	3,701

		$8,090	$4,829	$3,261	$6,093

4.       Related party transactions

At September 30, 2003 and December 31, 2002 the following balances (due from) due to shareholders or companies controlled by certain officers and/or shareholders were outstanding:

	September 30	December 31
	2003	2002
Due from 7Bridge Capital Limited	$(20,356)	$(6,936)
Due to Robert G. Clarke	123,959	39,960
Due to Charlie Rodriguez	5,000	-
	$108,603	$33,024

Additionally, included in accounts payable is $305 (2002 - $451) payable to a company controlled by a director of the Company.

These balances bear no interest, and have no fixed terms of repayment.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2003
(Unaudited)

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

6.       Income taxes

The potential tax benefits of the losses carried forward are approximately $288,400 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.

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
September 30, 2003
(Unaudited)

8.       Commitments

Asian Alliance Ventures (HK) Ltd. has leased office premises in Hong Kong expiring May 12, 2004. The rent is HK$16,574.60 per calendar month, plus rates. 7Bridge Capital Ltd., a company related to an officer, has agreed to sublet a significant portion and compensate the Company for half of the Hong Kong office costs.

On August 27, 2003 the Company entered into a Share Exchange Agreement with WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China and its shareholders to exchange all the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock. In addition, 4,000,000 restricted shares of the Company's common stock are to be deposited in escrow for distribution to the WelWay selling shareholders upon the achievement of certain milestones. Closing is subject to meeting certain conditions which cannot be assured.

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

Overview

Asian Alliance Ventures Inc. was incorporated to pursue business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects. In August 1999, we finalized a Joint Venture Agreement with Shandong Industrial in Linyi City and partially owned by the PRC. Shandong Industrial was restructured from a state-owned enterprise to a joint-stock ownership company in 1996. The total amount of capital the Company was required to contribute to Shandong Development was approximately $13 million to acquire a 51% ownership interest. Despite expending a considerable amount of time and effort, the Company has not been successful in raising the capital amount of $13 million as its contribution to the Joint Venture.

We have continued to look for alternative means of carrying on business in China, as we remain convinced that our original mission is correct.

On August 27, 2003 Asian Alliance Ventures, Inc., (the "Company") entered into a Share Exchange Agreement with WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China ("WelWay") and its shareholders to exchange all of the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock. There are 100,000 shares of WelWay outstanding. Closing is subject to the delivery of all of the outstanding shares of WelWay and the 6,500,000 shares of the Company's common stock into an escrow with the Company's attorney, Shane Weir, Weir & Associates, 5th Floor, Landmark East, 12 Ice House Street, Central, Hong Kong. As of the date hereof, neither party has deposited their shares with Mr. Weir. A copy of the Share Exchange Agreement was filed as Exhibit 10.1 to the Form 8-K filed on September 9, 2003. The Company will change its name to Asia Payment Systems Inc.

WelWay is developing a business of providing credit card processing services for merchants in China and Asia as well a providing third party credit card processing services to financial institutions, oil companies and retailers in China.

Results of Operations

Revenues and Operating Expenses

There were no revenues from operations for the 3 months ended September 30, 2003, or for the 3 months ended September 30, 2002. The Company incurred expenses of $51,273 for the three months ended September 30, 2003 as compared to $61,319 for the same period in 2002. For the nine months ended September 30, 2003, the Company reported a net loss $90,163 compared to a loss of $96,406 for the same period in 2002, a decrease of $6,243. In all periods no revenues were reported, as the Company is a development stage company.

Shareholder and director advances have funded the Company in the period and are expected to continue, subject to termination at any time.

During the current transition period, the Company does not expect to report any operating revenues and does not intend to support any research, development or marketing activities until funding is available.

Liquidity

At September 30, 2003, the Company had cash resources of $2,609. At December 31, 2002, it had cash resources of $1,379. At September 30, 2003, total current liabilities exceeded total current assets by $259,055 compared to $174,985 at December 31, 2002. Most of the current liabilities amounting to $268,925 at September 30, 2003 are owed to shareholders, directors and related parties. This amount includes $100,000 owing to the Company's JV partner, Shandong Hengtong Chemical Industrial Company Ltd.

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

We require additional cash to realize the development of the WelWay business model. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the President and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the President and Principal Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the three month period ended September 30, 2003.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended September 30, 2003. Subsequent to September 30, 2003 on October 7, 2003, the Company disseminated an information statement to its shareholders advising them that the Company was changing its name to Asia Payment Systems Inc. to reflect its change in business from conducting business in China, initially through a joint venture with a Chinese fertilizer company, Shandong Hengtong Chemical Industrial Company Ltd., to providing credit processing and clearing services in China and other parts of Asia.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibit No.	Document
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended
	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On the 9th day of September, 2003, the Company filed the following disclosure:

On August 27, 2003, Asian Alliance Ventures, Inc., (the "Company") entered into a Share Exchange Agreement with WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China ("WelWay") and its shareholders to exchange all of the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock. There are 100,000 shares of WelWay outstanding. Closing is subject to the delivery of all of the outstanding shares of WelWay and the 6,500,000 shares of the Company's common stock into an escrow with the Company's attorney, Shane Weir, Weir & Associates, 5th Floor, Landmark East, 12 Ice House Street, Central, Hong Kong. As of the date hereof, neither party has deposited their shares with Mr. Weir. A copy of the Share Exchange Agreement is filed as Exhibit 10.1 to this Form 8-K. Assuming closing occurs of which there is no assurance, the 6,500,000 restricted shares of the Company's common stock will be distributed as follows:

Matthew Ryan Mecke	2,116,400
Andrew Crampton	1,150,500
David James Fiddes	1,077,700
Robert James Henson Johnson	1,035,060
Francois Williams	1,118,000
Christopher Michael Fox	1,040
Martin McCullough	975
Edith Kam Ying Ho	325
Total	6,500,000

After the completion of the foregoing transaction, assuming the same occurs of which there is no assurance, there will be 23,085,320 shares of the Company's common stock outstanding and the following individuals will own 5% or more of the outstanding shares of common stock of the Company:

Name	Number of Shares	Percentage
NY Holdings Ltd.	4,400,000	19.06%
Tristar Inc.	2,170,000	9.40%
Matthew Ryan Mecke	2,116,400	9.17%
Robert G. Clarke	1,840,980	7.97%
JG Fraser & Associates (1)	1,828,740	7.92%

[1] JG Fraser & Associates is owned and controlled by John G. Fraser, the Company's president.

In addition to the foregoing 6,500,000 restricted shares of common stock to be issued to the foregoing individuals, 4,000,000 restricted shares of the Company's common stock will deposited in escrow with Shane Weir to be delivered on a pro rata basis to the WelWay selling shareholders upon the achievement of certain milestones. Achievement of each milestone will result in the release of 800,000 shares. The five milestones are:

1.	Net revenues of US$10,000,000 in a fiscal year.
2.	Net revenues of US$25,000,000 in a fiscal year.
3.	Net revenues of US$5,000,000 form one or more joint ventures in China in a fiscal year.
4.	Earnings before interest, taxes, depreciation and amortization of US$1,000,000 in a fiscal year.
5.	Net earnings, after taxes, of US$1,000,000 in a fiscal year.

WelWay is developing a business of providing credit card processing services for merchants in China and Asia as well a providing third party credit card processing services to financial institutions, oil companies and retailers in China.

On the 29th day of September, 2003, the Company filed the following disclosure:

On September 17, 2003, Matt Mecke was appointed to the Board of Directors. Since April 2003, Mr. Mecke has been chairman of the board of directors, president and chief executive officer of WelWay Development Limited located in Hong Kong. WelWay is engaged in the business of providing third party credit card processing services to merchants, financial institutions, oil companies and retailers in China and elsewhere in Asia. Since July 1999, Mr. Mecke was Chairman of the board of directors, president and chief executive officer of Paymentsgroup Limited with offices located in Hong Kong, Tokyo and Shenzhen, China. Paymentsgroup is engaged in the business of providing credit card processing services. From October 1998 to July 1999, Mr. Mecke was senior vice president of First Ecom.com located in Hong Kong. First Ecom.com is engaged in the business electronic payment solutions and oil and gas exploration. From July 1997 to October 1998, Mr. Mecke was a senior client representative of First Data Asia Pacific located in Hong Kong. First Data Asia Pacific was engaged in the business of providing third party payment processing services to financial institutions in Asia. From May 1995 of July 1997, Mr. Mecke was a supervisor for First Data Corp., located in Tulsa, Oklahoma. First Date Corp. was engaged in the business of providing third party card processing services to financial institutions, retailers, and oil companies and related services. From April 1993 to May 1995, Mr. Mecke was a communications representative for TV Guide, formerly, United Video Satellite Group located in Tulsa, Oklahoma. TV Guide is engaged in the business of developing, licensing, marketing and distributing products and services that simplify and enhance television guidance and consumer entertainment. From April 1991 to June 1993, Mr. Mecke was employed by Chrysler Corporation in Tulsa, Oklahoma. Mr. Mecke was a supervisor in the reservation center of Dollar Rent a Car.

On the 7th day of October, 2003, the Company filed the following disclosure:

On October 1, 2003, Matt Mecke was appointed President and Chief Executive Officer of the Company upon the resignation of John Fraser as President and Chief Executive Officer. Prior thereto, on September 17, 2003, Mr. Mecke was appointed to the Company's Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2003.

ASIA ALLIANCE VENTURES, INC. (Registrant)

BY:	/s/ Matt Mecke
Matt Mecke, President, Principal Executive Officer and a member of the Board of Directors

BY:	/s/ Benjamin Leboe
Benjamin Leboe, Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors