Form 10KSB/A
period 2002-12-31
ASIAN ALLIANCE VENTURES INC
filed 2003-12-12
CIK 1085113

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Asian Alliance Ventures, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0204780
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

104 Elm Avenue, Toronto, Ontario, Canada M4W 1P2
(Address of registrant's principal executive offices)

Suite 1800, Exchange Tower, 130 King Street,
Toronto, Ontario, Canada M5X 1E3
(Address of registrant's corporate offices)

(416) 966-1858
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of Each Class to be so Registered:	Name of Each Exchange on which each Class is to be Registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001

==================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes     [    ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

State issuer's revenues for its most recent fiscal year: $0.00

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

Transitional Small Business Disclosure format (check one): [ x ] Yes [    ] No

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

Item 2.       Description of Property.

Property Held by Us.

As of the dates specified in the following table, we held the following property in the following amounts:

Property	December 31, 2001	December 31, 2002
Cash	$437	$1,379
Capital Assets	$3,417	$6,093

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

Kelowna, Canada	/s/Grant Thornton LLP
March 14, 2003	Chartered Accountants

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Balance Sheet
(Expressed in US Dollars)

	December 31	2002	2001
	Assets
	Current
Cash		$1,379	$437
	Capital (Note 3)	6,093	3,417
	Prepaid deposits	4,000	-
		$11,472	$3,854
	Liabilities
	Current
	Accounts payable	$42,340	$136,910
	Accrued liabilities	5,000	3,000
	Due to related parties (Note 4)	33,024	179,280
	Loan payable (Note 5)	100,000	100,000
		180,364	419,190
	Stockholders' Deficiency
	Capital stock (Note 7)
Authorized:	50,000,000 common shares of $0.001 par
	value 10,000,000 preferred shares of
	$0.001 par value
Issued:	16,585,320 common shares (2001 -
	9,400,000)	16,585	9,400
	Additional paid-in capital	572,681	220,600
	Deficit accumulated during the development stage	(758,158)	(645,336)
		(168,892)	(415,336)
		$11,472	$3,854

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Operations
(Expressed in US Dollars)

	For the period from October 2, 1998 (inception) to December 31 2002	For the year ended December 31 2002	For the year ended December 31 2001
Amortization	$1,998	$1,395	$603
Bank charges and exchange	21,943	498	2,546
Financing fee	10,000	--	10,000
General and administration	369,482	8,808	66,717
Licenses and permits	9,702	1,184	3,873
Management fees	122,000	18,000	75,000
Office	134,694	40,278	60,337
Professional fees	90,553	28,406	32,728
Travel	98,637	14,253	73,491
Total expenses	859,009	112,822	325,295
Loss before extraordinary item	(859,009)	(112,822)	(325,295)
Extraordinary item (Note 9)	100,851	--	100,851
Net loss	$(758,158)	$(112,822)	$(224,444)
Weighted average number of shares
outstanding		9,557,486	6,253,699
Loss per share before extraordinary item -
basic and diluted		$(.01)	$(0.05)
Income per share from extraordinary item -
basic and diluted		$--	$0.01
Net loss per share - basic and diluted		$(.01)	$(0.04)

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US Dollars)

For the period from October 2, 1998 (inception) to December 31 2002	For the year ended December 31 2002	For the year ended December 31 2001

Cash flows derived from (applied to)
Operating
Net loss	$(758,158)	$(112,822)	$(224,444)
Amortization	1,998	1,395	603
Changes in non-cash operating working capital
Prepaid deposits	(4,000)	(4,000)	--
Accounts payable	193,842	56,932	110,062
Accrued liabilities	5,000	2,000	500
	(561,318)	(56,495)	(113,279)
Financing
Due to related parties	240,788	61,508	8,630
Proceeds from loan payable	320,000	--	100,000
Capital stock issued for cash	10,000	--	--
	570,788	61,508	108,630
Investing
Purchase of capital assets	(8,091)	(4,071)	(4,020)
Net increase (decrease) in cash	1,379	942	(8,669)
Cash, beginning of period	--	437	9,106
Cash, end of period	$1,379	$1,379	$437
Capital stock issued on conversion of:
Accounts payable	$151,502	$151,502	$--
Amounts due to related parties	$207,764	$207,764	$--
Loan payable	$220,000	$--	$220,000

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statement of Stockholders' Deficiency
(Expressed in US Dollars)
From inception to December 31, 2002

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Common stock
issued for cash	5,000,000	$5,000	$5,000	$--	$10,000
Net loss for the period
from inception to
December 31, 2000	--	--	--	(420,892)	(420,892)
Balance,
December 31, 2000	5,000,000	5,000	5,000	(420,892)	(410,892)
Common stock
issued in exchange
for retirement of debt	4,400,000	4,400	215,600	--	220,000
Net loss
for the year ended
December 31, 2001	--	--	--	(224,444)	(224,444)
Balance,
December 31, 2001	9,400,000	9,400	220,600	(645,336)	(415,336)
Common stock
issued in exchange
for retirement of debt	7,185,320	7,185	352,081	--	359,266
Net loss
for the year ended
December 31, 2002	--	--	--	(112,822)	(112,822)
Balance,
December 31, 2002	16,585,320	$16,585	$572,681	$(758,158)	$(168,892)

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

3.       Capital assets

			2002	2001
	Accumulated		Net	Net
	Cost	Amortization	Book Value	Book Value

Computer equipment	$4,020	$1,628	$2,392	$3,417
Leasehold improvements	4,071	370	3,701	-
	$8,091	$1,998	$6,093	$3,417

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

At December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

	2002	2001
Due from 7Bridge Capital Limited	$(6,936)	$-
Due to Axon Management Inc.	-	65,265
Due to Imtex International Limited	-	21,015
Due to Mirimar Capital Investment Inc.	-	3,000
Due to Robert G. Clarke	39,960	-
Due to Tristar Inc.	-	90,000
	$33,024	$179,280

Additionally, included in accounts payable is $451 (2001 - $84,809) payable to a company controlled by a director of the Company.

These balances bear no interest, and have no fixed terms of repayment.

5.       Loans payable

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

Private Placement

On March 6, 1999 the Company completed an offering of its common stock under Regulation "D", Rule 504 for 5,000,000 common shares of stock at $.002 per share totaling $10,000.

Stock option

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

Our directors and principal executive officers are as specified on the following table:

Name and Address	Age	Position	Term as Director
Robert Clarke	58	Chairman and Director	October 2, 1998
Apt. C2, Bayview Court			(Inception) to present
49 Mount Davis Road
Hong Kong

Benjamin Leboe	57	Secretary, Treasurer,	1999 to present
16730 Carrs Landing Road		Chief Financial
Lake Country, British Columbia,		Officer and Director
Canada V4R 1B2

John Fraser	57	President and Director	September 21, 2000 to
104 Elm Avenue			present
Toronto, Ontario,
Canada M4W 1P2

Charlie Rodriguez	58	Director	September 21, 2000 to
1662 West Petunia Place			present
Tucson, Arizona 85737

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

		Amount and Nature of
Title of Class	Name of Beneficial Owner	Beneficial Owner	Percent of Class

Common Stock	NY Holdings	4,400,000	26.5%
	12th Floor, On Lan Centre
	11-15 On Lan Street
	Central, Hong Kong

Common Stock	Robert Clarke	1,840,980	11.1%
	Apt. C2 Bayview Ct.
	49 Mount Davis Road
	Hong Kong
Common Stock	Benjamin Leboe	1,006,460	6.1%
	16730 Carrs Landing Road
	Lake Country, British Columbia,
	Canada V4R 1B2

Common Stock	John Fraser	1,828,740	11.0%
	104 Elm Avenue
	Toronto, Ontario
	Canada M4W 1P2

Common Stock	Charlie Rodriguez	315,000	1.9%
	1662 West Petunia Place
	Tucson, Arizona 85737
	Total	9,391,180	56.6%

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

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

Item 13.       Exhibits and Reports on Form 8-K

(a)       Exhibit No.

1*	Corporate Charter of Asian Alliance Ventures, Inc.
2*	Articles of Incorporation of Asian Alliance Ventures, Inc.
3*	Bylaws of Asian Alliance Ventures, Inc.
4*	Joint Venture Agreement Between Shandong Hengtong Chemical Industrial Company Ltd. and Asian Alliance Ventures, Inc.
5*	Articles of Association of Shandong Hengtong Chemical Industrial Company Ltd.
10.1	Debt Exchange Agreement dated as of December 23, 2002.
21.1	Schedule of Subsidiaries

31.1	Certification of Principal Executive Officer pursuant to Rule 12a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 12a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December, 2003.

ASIAN ALLIANCE VENTURES, INC. (Registrant)

BY:	/s/ Matt Mecke Matt Mecke, President, Principal Executive Officer and a Director

BY:	/s/ Benjamin Leboe Benjamin Leboe, Secretary, Treasurer, Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/ Matt Mecke Matt Mecke	President, Principal Executive Officer and Director	December 12, 2003

/s/ Robert Clarke Robert G. Clarke	Director	December 12, 2003

/s/ John Fraser John Fraser	Director	December 12, 2003
/s/ Benjamin Leboe Benjamin Leboe	Secretary, Treasurer, Principal Financial Officer and Director	December 12, 2003

/s/ Charlie Rodriguez Charlie Rodriguez	Director	December 12, 2003