Form 10QSB/A
period 2003-03-31
ASIAN ALLIANCE VENTURES INC
filed 2003-12-12
CIK 1085113

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: March 31, 2003
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30013

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

==================================================================================

ITEM 1.     Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements March 31, 2003

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Financial Statements
March 31, 2003

Page
Consolidated Balance Sheets (unaudited)	F-1
Consolidated Statements of Operations (unaudited)	F-2
Consolidated Statements of Cash Flows (unaudited)	F-3
Consolidated Statements of Stockholders' Deficiency (unaudited)	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 - F-10

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Current
Cash	$2,328	$1,379
Capital assets (Note 3)	5,748	6,093
Prepaid deposits	4,000	4,000
	$12,076	$11,472
Liabilities
Current
Accounts payable	$51,758	$42,340
Accrued liabilities	1,750	5,000
Due to related parties (Note 4)	42,038	33,024
Loan payable (Note 5)	100,000	100,000
	195,546	180,364
Stockholders' Deficiency
Capital stock (Note 7)
Authorized: 50,000,000 common shares of $0.001 par value 10,000,000 preferred shares of $0.001 par value
Issued: 16,585,320 common shares (2001 - 9,400,000)	16,585	16,585
Additional paid-in capital	572,681	572,681
Deficit accumulated during the development stage	(772,736)	(758,158)
	(183,470)	(168,892)
	$12,076	$11,472

Commitment (Note 8)

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2003	2002

Amortization	$345	$256
Bank charges and exchange	65	107
Financing fee - General and administration	2,087	128
Licenses and permits	-	615
Management fees	-	-
Office	4,575	3,330
Professional fees	7,172	8,675
Travel	334	7,346
Total expenses	(14,578)	20,457
Loss before extraordinary item	(14,578)	(20,457)
Extraordinary item (Note 9)	-	-
Net loss	$(14,578)	$(20,457)

Weighted average number of shares outstanding	16,585,320	9,400,00

Loss per share before extraordinary item
- basic and diluted	$(0.00)	$(0.00)
Income per share from extraordinary item
- basic and diluted	$-	$-
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2003	2002
Cash flows derived from (applied to)
Operating
Net loss	$(14,578)	$(20,457)
Amortization	345	256
Changes in non-cash operating working capital
Prepaid deposits	-
Accounts payable	9,418	8,260
Accrued liabilities	(3,250)	4,000
	(8,065)	(7,941)
Financing
Due to related parties	9,014	10,672
Proceeds from loan payable	-	-
Capital stock issued for cash	-	-
	9,014	10,672
Investing Purchase of capital assets	-	-
Net increase in cash	949	2,731
Cash, beginning of period	1,379	437
Cash, end of period	$2,328	$3,168
Supplementary Cash Flow Information
Capital stock issued on conversion of:
Accounts payable	$-	$-
Amounts due to related parties	$-	$-
Loan payable	$-	$-

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Statement of Stockholders' Deficiency
(Expressed in US Dollars)
From inception to March 31, 2003
(Unaudited)

	Common Shares
			Additional Paid-In	Deficit Accumulated During the
	Shares	Amount	Capital	Development Stage	Total

Common stock issued for cash	5,000,000	$5,000	$5,000	$-	$10,000

Common stock issued in
exchange for retirement of debt	4,400,000	4,400	215,600	-	220,000

Common stock issued in
exchange for retirement of debt	7,185,320	7,185	352,081	-	359,266

Net loss for the period from
inception to December 31, 2002	-	-	-	(758,158)	(758,158)

Balance, December 31, 2002	16,585,320	16,585	572,681	(758,158)	(168,892)

Net loss for the period from the
three months to March 31, 2003	-	-	-	(14,578)	(14,578)

Balance, March 31, 2003	16,585,320	$16,585	$572,681	$(772,736)	$(183,470)

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

  Capital assets

			March 31 2003	December 31 2002
	Accumulated		Net	Net
	Cost	Amortization	Book Value	Book Value
Computer equipment	$4,020	$1,788	$2,232	$2,392
Leasehold improvements	4,071	555	3,516	3,701
	$8,091	$2,343	$5,748	$6,093

  Related party transactions

  At March 31, 2003 and December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

	March 31	December 31
	2003	2001
Due from 7Bridge Capital Limited	$(11,550)	$(6,936)
Due to Robert G. Clarke	53,588	39,960
	$42,038	$33,024

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

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K.

None.

Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 12a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Executive Officer)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2003

ASIAN ALLIANCE VENTURES, INC. (Registrant)

/s/ Matt Mecke, Matt Mecke, President and Principal Executive Officer
/s/ Benjamin Leboe, Benjamin Leboe, Principal Financial Officer