Form 10QSB/A
period 2003-06-30
ASIAN ALLIANCE VENTURES INC
filed 2003-12-12
CIK 1085113

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10QSB/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

As of March 31, 2003 there were 16,585,300 shares of the Registrant's Common Stock outstanding.

==================================================================================

ITEM 1.       Asian Alliance Ventures Inc. (a Development Stage Company) Financial Statements June 30, 2003

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	June 30 2003	December 31 2002
Assets
Current
Cash	$111	$1,379
Capital assets (Note 3)	3,989	6,093
Prepaid deposits	4,000	4,000
	$8,100	$11,472
Liabilities
Current
Accounts payable	$61,230	$42,340
Accrued liabilities	5,365	5,000
Due to related parties (Note 4)	49,288	33,024
Loan payable (Note 5)	100,000	100,000
	215,883	180,364
Stockholders' Deficiency
Capital stock (Note 7)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
16,585,320 common shares (2001 9,400,000)	16,585	16,585
Additional paid-in capital	572,681	572,681
Deficit accumulated during the development stage	(797,049)	(758,158)
	(207,783)	(168,892)
	$8,100	$11,472

Commitment (Note 8)

See accompanying notes to the financial statements

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the period from Inception to June 30 2003	For the three months ended June 30 2003	For the three months ended June 30 2002	For the six months ended June 30 2003	For the six months ended June 30 2002
Amortization	$4,101	$1,758	$256	$2,103	$513
Bank charges and exchange	22,238	230	175	295	282
Financing fee	10,000		-	-
General and administration	374,421	2,853	-	4,940	128
Licenses and permits	9,702	-	80	-	694
Management fees	122,000	-	-	-	-
Office	143,737	4,468	7,668	9,043	10,998
Professional fees	112,730	15,004	4,212	22,176	12,887
Travel	98,971	-	2,240	334	9,585
Total expenses	897,900	24,313	14,631	(38,891)	35,087
Loss before extraordinary item	(897,900)	(24,313)	(14,631)	(38,891)	(35,087)
Extraordinary item (Note 9)	100,851		-	-	-
Net loss	$(797,049)	$(14,578)	$(20,457)	$(38,891)	$(35,087)

Weighted average number of shares outstanding		16,585,320	9,400,000	16,585,320	9,400,000
Loss per share before extraordinary item
- basic and diluted		$-	$-	$-	$-
Income per share from extraordinary item
- basic and diluted		$-	$-	$-	$-
Net loss per share basic and diluted		$-	$-	$-	$-

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	For the period from Inception to June 30, 2003	For the six months ended June 30, 2003	For the six months ended June 30, 2002
Cash flows derived from (applied to)
Operating
Net loss	$(797,049)	$(38,891)	$(35,087)
Amortization	4,101	2,104	513
Changes in non-cash operating working capital
Prepaid deposits	(4,000)	-
Accounts payable	212,732	18,890	11,393
Accrued liabilities	5,365	365	2,000
	(578,851)	(17,532)	(21,181)
Financing
Due to related parties	257,052	16,264	21,654
Proceeds from loan payable	320,000	-	-
Capital stock issued for cash	10,000
	587,052	16,264	21,654
Investing
Purchase of capital assets	(8,090)	-	-
Net increase (decrease) in cash	111	(1,268)	473
Cash, beginning of period	-	1,379	437
Cash, end of period	$111	$111	$910
Supplementary Cash Flow Information Capital stock issued on conversion of:
Accounts payable	$151,502	$-	$-
Amounts due to related parties	$207,764	$-	$-
Loan payable	$220,000	$-	$-

See accompanying notes to the financial statements.

Asian Alliance Ventures Inc.
(a Development Stage Company)

Consolidated Statement of Stockholders' Deficiency
(Expressed in US Dollars)From inception to June 30, 2003
(Unaudited)

	Common Shares		Additional	Deficit Accumulated
			Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Common stock issued for cash	5,000,000	$5,000	$5,000	$-	$10,000

Common stock issued in
exchange for retirement of debt	4,400,000	4,400	215,600	-	220,000

Common stock issued in
exchange for retirement of debt	7,185,320	7,185	352,081	-	359,266

Net loss for the period from
inception to December 31, 2002	-	-	-	(758,158)	(758,158)

Balance,December 31, 2002	16,585,320	16,585	572,681	(758,158)	(168,892)

Net loss for the six month
period to June 30, 2003	-	-	-	(38,891)	(38,891)

Balance, June 30, 2003	16,585,320	$16,585	$572,681	$(797,049)	$(207,783)

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and preoperating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.       Summary of significant accounting policies (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 Form 10KSB filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Foreign currency translation

Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and nonmonetary assets and liabilities at the exchange rates in effect at the time of the acquisition or issue. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are accumulated in a separate component of shareholder's equity.

Capital assets

Capital assets are recorded at cost. The rate of amortization applied on a declining balance basis to write off the cost of computer equipment over its estimated life is 30%. Leasehold improvements are amortized on a straightline basis over the term of the office lease, without extension.

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

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of longlived assets that result from the acquisition, construction, development and/or the normal operation of a longlived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 943. SFAS No 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for StockBased CompensationTransition and Disclosure an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stockbased compensation.

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

2.       Summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

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

3.       Capital assets
			June 30	December 31
			2002	2003
	Accumulated		Net	Net
	Cost	Amortization	Book Value	Book Value

Computer equipment	$4,020	$1,973	$2,046	$2,392
Leasehold improvements	4,071	2,128	1,943	3,701
	$8,091	$4,101	$3,989	$6,093

4.       Related party transactions

At June 30, 2003 and December 31, 2002 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

	June 30	December 31
	2003	2002

Due from 7Bridge Capital Limited	$(16,066)	$(6,936)
Due to Robert G. Clarke	65,354	39,960
	$49,288	$33,024

Additionally, included in accounts payable is $991 (2002 $451) payable to a company controlled by a director of the Company.

These balances bear no interest, and have no fixed terms of repayment.

5.      Loan payable

The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. Efforts to fund this project have been unsuccessful and others are being explored. In 2001, the joint venture partner advanced the Company $100,000 for investment marketing purposes. The loan is noninterest bearing and is repayable from the proceeds of the first private placement or as soon as the Company has raised $1,000,000.

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

ITEM 2.       Management's Discussion and Analysis of Financial Condition or Plan of Operation.

This report on Form 10Q contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Actual operating results, progress from a development stage to an operating entity, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

OVERVIEW

Asian Alliance Ventures was incorporated to pursue business in China. During 1998 and 1999 we examined the feasibility of numerous Chinese prospects. In August 1999, we finalized a Joint Venture Agreement with Shandong Industrial in Linyi City and partially owned by the PRC. Shandong Industrial was restructured from a stateowned enterprise to a jointstock ownership company in 1996. Despite expending a considerable amount of time and effort, the Company has not been successful in raising the capital amount of $13 million as its contribution to the Joint Venture.

The prevailing investment climate has not been conducive to raising equity even for highly desirable projects such as the joint venture with Shandong Industrial described above. We continue to look for alternative means of carrying on business in China, as we remain convinced that our original mission is correct.

One of the alternatives being considered is to identify business opportunities in other fields in China. As a result, on July 17, 2003, we signed a nonbinding Memorandum of Understanding with Matthew Mecke ("Mecke") a businessman based in Shenzhen, China to assess the business potential of providing processing services for third party financial payments in China. If our assessment proves sufficiently favorable, our intention is to acquire the current business activities and plans of Mecke and his associates, and to develop this business in the Chinese market. It is also contemplated that if this transaction were carried out that Mecke and several of his key associates would join us and assume key management responsibilities. We expect to make the basic decision as to whether we will pursue opportunities in the payments processing field in the third quarter of 2003 and complete the necessary transactions to proceed in quarter four of 2003.

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

We require additional cash to implement our business strategies. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equityrelated securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

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

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

ITEM 4.       Controls and Procedures

Within the 90day period prior to the filing of this report, an evaluation was carried out by John Fraser, the Company's Chief Executive Officer and Benjamin Leboe, the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, both Mr. Fraser and Mr. Leboe have concluded that these disclosure controls and procedures were effective and as set forth in this Item 4 information with respect to those controls and the reports thereon to the Board of Directors. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Appearing immediately following the Signatures section of this Quarterly Report there is are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the SarbanesOxley Act of 2002 (the Section 302 Certifications). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

None

Item 2.       Changes in Securities

None

Item 3.       Defaults upon Senior Securities

None

Item 4.       Submission of Matters to a Vote of Security Holders

None

Item 5.       Other Information

None

Item 6.       Exhibits and Reports on Form 8k

Reports on Form 8-K.

None.

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2003

ASIAN ALLIANCE VENTURES, INC. (Registrant)

/s/ Matt Mecke Matt Mecke, President and Principal Executive Officer

/s/ Benjamin Leboe Benjamin Leboe, Principal Financial Officer