Form 10KSB
period 2003-12-31
ASIA PAYMENT SYSTEMS
filed 2004-04-20
CIK 1085113

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File No. 000-30013

ASIA PAYMENT SYSTEMS, INC.
(formerly Asian Alliance Ventures, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	98-0204780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 5th Avenue, Suite 4100
Seattle, WA 98104
(Address of registrant's principal executive offices)

(206) 447-1379
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common stock, par value $0.001	Title of each class Preferred stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ x ] Yes [    ] No

==================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

State issuer's revenues for its most recent fiscal year. $0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 14, 2004, was approximately $9,722,640.

As of April 14, 2004, there were 23,085,320 shares of the issuer's $.001 par value common stock issued and outstanding. As of April 14, 2004, there were no shares of the issuer's $.001 par value preferred stock issued and outstanding.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

Asia Payment Systems, Inc. (the "Company"), formerly Asian Alliance Ventures, Inc. was incorporated in the State of Nevada on October 2, 1998, and maintains its principal executive offices at 800 5th Avenue, Suite 4100, Seattle, Washington 98104.

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

From 1999 to mid 2003, the Company expended a significant amount of time and effort, contacting investors, arranging for investors to visit China and bringing senior management from Shandong Industrial to North America to meet investors. Despite the time, effort and money expended, the Company was not successful in raising the capital amount of $13 million, which was to be its contribution to the Joint Venture. The prevailing investment climate was not conducive to raising equity even for highly desirable projects such as the joint venture with Shandong Industrial.

After reviewing and assessing a number of alternative business prospects in China, on August 27, 2003, the Company entered into a Share Exchange Agreement with WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China ("WelWay") and its shareholders to exchange all of the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock. The share exchange was completed in 2004.

WelWay was developing a business to provide credit card processing services for merchants in China and throughout Asia, as well as providing third party credit card processing services to financial institutions and oil companies in China.

In November 2003, the Company changed its name to Asia Payment Systems, Inc. from Asian Alliance Ventures Inc., and in February, 2004 the WelWay acquisition was completed and the Company's stock is traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "APYM."

The Company has become a credit card transaction processing and merchant acquiring services company that provides credit card clearing services to merchants and financial institutions in Asia primarily focusing on China. The Company's Mission is to be a national provider of third-party processing services in China to bankcard accepting merchants, issuers of bank credit cards, issuers of petroleum station retail cards, and to issuers of merchandise and grocery retail cards.

The Services

Currently, the Company does not have sufficient capital to implement its plan of operations. All of the information contained herein reflects a prospective plan of future operation. There is no assurance that the plan will ever be implemented.

The market for credit card processing services in China, with a population of 1.26 billion, is expected to grow over the next six years at a compounded annual rate of growth in total credit card loans of 88%, from US$300 million in 2003 through US$13.2 billion in 2009. In addition, only 2.3% of the merchants in China are capable of accepting cards as compared with 81% of U.S. merchants and 79% of the Japanese. The current transaction processing infrastructure is significantly immature and incapable of supporting the anticipated robust growth. The Company will aggressively pursue this opportunity by accepting both merchants and banks as customers of its third party processing systems.

The Company's strategy is to utilize management's breadth of experience in both the transaction processing industry and its knowledge of the China market. This expertise enables the Company to understand the market requirements and deploy an integrated and scalable international processing network capable of supporting virtually every credit card transaction protocol at a fraction of the cost of a traditional network. The Company's interoperability coupled with its highly efficient infrastructure will enable the Company to partner with international processing equipment providers wherever appropriate to implement customer solutions. Currently there are no dominant providers in the China credit card processing market.

The Company's business plan is to market merchant processing solutions and related processing services to retail merchants in targeted markets and then to offer our internal merchant acquiring volume to selected banks. Our service will provide support to the Company's clients by utilizing world-class technology platforms and in-country strategic partnerships to accelerate market development. The initial focus is on China with expansion into other Southeast Asia markets.

Government Regulation and System Certification

The Company will need to procure business operating licenses in each city in China where the Company intends to develop business. Other than normal business operating licenses, the Company will be required to submit its systems for review and testing by Visa & MasterCard as well as other card industry associations (i.e. AMEX, JCB, Diners, Discover, China UnionPay) to receive approval as a third party technology vendor of payment processing services to these credit card industry associations. With such China business licenses and with international payment industry association certification, the Company expects to begin its business of providing merchant credit card processing services by cooperating with local banks and with the payment industry (China UnionPay) in China. China financial transactions are administered and are overseen by the People's Bank of China who operates and owns the China UnionPay network. The government of China or the People's Bank of China may also decide at any time that they would like to provide additional certification of the security and soundness of the Company's systems. We do not assume that we will be able to process across all sector's of the China payments business, but will undertake to develop relationships with the China Credit Card Processing Industry administrators as well as with the People's Bank of China along with all appropriate city, local, provincial, and Central Government/Beijing authorities to provide information about the Company's credit card processing operations and capabilities and to seek approval from such authorities to perform additional services as required by our customers as we are able.

Initially the Company will register in Beijing for a representative office for the purpose of determining the most appropriate corporate structure of its business in China as well as the various Joint Ventures which may or may not come to fruition during our market research and assessment phase. Once potential JVs are concluded with Chinese partners and our company lawyers in China have determined the most appropriate structure to hold such China opportunities we will register and file as required by the various governmental and business license agencies where we intend to operate our business.

The Company's business in China may be adversely affected by changes in the political and social conditions and by, among other things, changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. While the PRC government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is also possible that a change in the PRC leadership could lead to changes in economic policy.

Employees

As of March 19, 2004, the Company has three employees and it administers its business through consulting arrangements with the Company's officers, directors and other individuals.

Risk Factors

1. No History of Operations and Lack of Customers and Capital to Implement its Plan of Operation. The Company has no history of operations. The Company currently does not have sufficient capital or customers to implement its plan of operation. All of its plans for operations are subject to receipt of sufficient capital to implement its plan of operation.

2. Market Acceptance. The Company's success and growth will depend upon the Company's ability to market its existing services. The Company's success may depend in part upon the market's acceptance of, and the Company's ability to deliver and support its services. See "Business - Products."

3. Liquidity; Need for Additional Financing; Going Concern Comments. The Company believes that it will need additional cash during the next twelve months to finance operations and to pay $54,925 of accounts payable. Assuming the Company has no sales and is unable to sell any securities or arrange additional debt financing, the Company believes that it can continue operations through to the end of the second quarter of fiscal 2004. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Auditors' report on the Company's consolidated financial statements for the year ended December 31, 2003, raises substantial doubt about the Company's ability to continue as a going concern.

4. Competition. Most all of the Company's competitors may have substantially greater financial, technical and marketing resources than the Company.

5. Reliance upon Directors and Officers. The Company is largely dependent, at the present, upon the personal efforts and abilities of its officers and directors. See "Business" and "Management."

6. Issuance of Additional Shares. Approximately 26,914,680 shares of Common Stock or 53.8% of the 50,000,000 authorized shares of Common Stock of the Company are un-issued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. The Company has agreed to deposit 4,000,00 shares in escrow for distribution to WelWay shareholders upon achievement of certain milestones and up to 16,000,000 shares may be issued for a Private Placement of Equity Units at $0.25/unit, each consisting of one common share and one redeemable common share purchase warrant exercisable for a period of two years at an exercise price of $0.75 per share. An additional 5,000,000 shares are allocated to an employee stock option plan expected to be established in 2004. Although the Company presently has no other commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but un-issued shares, would have the effect of diluting the interest of existing shareholders.

7. Indemnification of Officers and Directors for Securities Liabilities. The Company's Articles of Incorporation and Bylaws provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in laws of the state of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

8. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

9. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

10. Penny Stock - Additional Sales Practice Requirements. The Company's common stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers of the Company's stock to sell their shares in the secondary market.

11. Compliance with New Rules and Regulations Concerning Corporate Governance May Be Costly and Could Harm Our Business. The Sarbanes-Oxley Act, which was signed into law in August 2002, mandates, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers and directors for securities law violations. In addition, The Nasdaq SmallCap Stock Market, on which the Company's common stock is traded, is also considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of the Company's corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management's attention from business operations. The Company also expects these developments to make it more difficult and more expensive for it to obtain director and officer liability insurance, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, the Company's board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

12. Dependence on Key Employees. The Company's success has been and will continue to be dependent on the services of key technical and managerial personnel. The loss of key employees could have a materially adverse impact on the Company's business. The Company believes that its success also depends on its ability to continue to be able to attract, retain and motivate highly skilled technical and management employees and consultants who are in great demand. There can be no assurance that the Company will be able to attract and retain such employees and its failure to do so could adversely affect its business.

13. Competition. The Company is in the business of processing transactions and designing and implementing integrated systems for its customers so that they can better use its services. This business is highly competitive and is characterized by rapid technological change, rapid rates of product obsolescence, and rapid rates of new products introduction. The Company's market share is relatively small as compared to most of its competitors and most of these competitors have substantially more financial and marketing resources to run their businesses. This enables the Company's competitors to quickly respond to new and emerging technologies, changes in customers needs, and to devote more resources to product and services development and marketing. The Company may face increased competition in the future and there is no assurance that current or new competition will allow the Company to keep its customers. If the Company loses customers, its business operations may be materially adversely affected, which could cause it to cease its business or curtail its business to a point where the Company is no longer able to generate sufficient revenues to fund operations. There is no assurance that the Company's current products and services will stay competitive with those of the Company's competitors or that the Company will be able to introduce new products and services to compete successfully in the future.

14. Technology. The Company's business industry involves establishing credit card processing/banking systems with mature and stable technology. Although the Company has recently observed changes in technology as evident by the Internet and Internet-related services and applications, new and better software, and faster computers and modems, the basic systems for the card industry have not changed significantly. As technology changes, the Company's customers will expect better services. The Company's success will depend on its ability to use existing technology and to develop and market new services. The costs and expenses associated with such an effort will be significant to the Company. Currently the Company does not have sufficient capital or customers to commence operations. Further, even if it had current technology, it doesn't have capital to improve its services. There is no assurance that the Company will be able to find the funds necessary to acquire the necessary technology or that if such funds are available that the Company could successfully develop new services for the Chinese credit card market. The Company's failure to provide state of the art technology to its customers or any delay in providing services could cause it to lose any customers to its competitors. Loss of customers will have a material adverse effect on the Company.

ITEM 2.         DESCRIPTION OF PROPERTY.

Property Held by Us

As of the dates specified in the following table, the Company holds the following property in the following amounts:

Property	December 31, 2002	December 31, 2003

Cash	$1,379	$1,018
Capital Assets	$6,093	$2,533

The Company does not own any real estate. The Company does not own any inventory. The Company's capital assets are comprised of computer equipment ($1,701) and leasehold improvements ($832).

The Company's Facilities

The Company rents office space located at 800 5th Avenue, Suite 4100, Seattle, Washington 98104, and at Suite 1304, Kinwick Centre, 32 Hollywood Road, Central, Hong Kong. The Company's monthly rent in Seattle is $225 The Company's monthly rent in Hong Kong is HK$ 16,574.60, 50% of which is recovered by subletting to a related company, 7Bridge Capital.

ITEM 3.       LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company's name change was submitted to a vote of shareholders in the fourth quarter of 2003.

PART II

ITEM 5.       MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At March 24, 2004, the Company had forty-six shareholders of record of the common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company. The Company's securities commenced trading over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "APYM." in February 2004.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

The Company has no outstanding options or warrants, or other securities convertible into, common equity. Of the 23,085,320 shares of common stock outstanding as of March 24, 2004, 6,880,920 shares were issued to the Company's officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

Dividends

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for the Company's operations in the foreseeable future.

Securities authorized for issuance under equity compensation

The Company does not have any equity compensation plans and accordingly its has no securities authorized for issuance thereunder.

Section 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND PLAN OF FUTURE OPERATION.

Results of Operations

Revenues and Operating Expenses

There were no revenues from operations for the twelve month periods ended December 31, 2003 and December 31, 2002. For the twelve months ended December 31, 2003, the Company reported an operating loss of $213,105 compared to $112,822 for the same period in 2002. In all periods no revenues were reported, as the Company is a development stage company.

Of the increase in operating loss of $100,283 between 2002 and 2003, approximately $100,000 was due to increased management and professional fees. Office costs decreased by $25,000. This decrease was offset by increased travel, general and admin and licenses and permits costs. The expenses were funded from shareholder and director advances.

During the current transition period, the Company does not expect to report any operating revenues until late 2004.

Liquidity

At December 31, 2002, the Company had cash resources of $1,379. At December 31, 2003, it had cash resources of $1,018. At December 31, 2002, there were current assets of $1,379 and total current liabilities of $180,364, with total current liabilities exceeding total current assets by $178,985. At December 31, 2003, the Company had total current assets of $1,018 and total current liabilities of $389,548. At December 31, 2003, total current liabilities exceeded total current assets by $388,530. The majority of current liabilities are due to related parties.

The total number of shares issued and outstanding at December 31, 2003 was 16,585,320. As a result of acquiring Welway Development Limited, 6,500,000 shares were issued to Welway shareholders in February, 2004. The total number of shares outstanding at March 19, 2004 is 23,085,320.

We do not anticipate any significant research and development within the next 12 months. Subject to acquiring the necessary funding, we anticipate that we will lease or purchase some equipment and add 5-10 employees within the next 12 months.

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

Plan of Future Operations

The plan outlined below is prospective. Currently, we do not have funds to implement this plan and there is no assurance we will ever have funds to implement this plan of operations.

Credit Card Processing in China

Presently, Chinese merchants who wish to accept credit cards from customers must contact or be contacted by one of the 80+ China UnionPay accredited banks to begin the process of determining their qualification to accept domestic china cards. There are no independent third party processing companies operating in China. The Company will offer third party services as will First Data Corp. which recently announced an agreement to provide merchant and card issuing services to China Everbright Bank in Shanghai. Today a Chinese merchant will cooperate with a Chinese bank to setup its card accepting systems and link them to China UnionPay. China UnionPay is the core monopoly provider of transaction routing services between Chinese member banks for ATM transactions and has recently started to provide all of the front end data systems to accept all of the China merchant transaction requests which are then routed for approval and settlement either by China UnionPay on behalf of member banks, or by member banks themselves where they have the in house credit card processing systems as well as the desire to do so.

The China Banking Regulatory Commission recently indicated officially that there is a possibility for foreign banks to issue credit cards in China "in the near future". With the doors opening up to foreign banks in the next few years more pressure is being applied to local banks to be competitive in products and services or else they will be swept aside by the newcomers.

The business of running a credit card business requires considerable investment in operations and technology, typically 300,000 to 500,000 card accounts per company is the minimum for breakeven - this may be higher in China. This presents a great opportunity for the Company to provide such services for the financial institutions that know they need to be providing these services to their customers purely as a retention mechanism but do not want all the exposure that running this business can bring. To find a suitable outsource facility, such as that the Company will provide, will lessen their risk while entering this unknown market.

The consolidation experienced in retail is also underway in the banking industry thereby presenting opportunities for the Company to provide transaction processing systems on an outsourced basis as one part of the complex IT restructuring that will need to occur in such mergers.

Systems and Technology

The Company's systems and technology will be implemented to meet the requirements of the two main focus areas of our business: merchant services and third party payment processing services.

Merchant Services:

The Company plans to present its merchant customer prospects with a complete turnkey payment solution comprising merchant bank accounts, reports and account management functions, payment processing terminals and APAY's own third-party payment processing system (with competitive rates and international-style features). Once a critical mass of merchant accounts has been enrolled, the Company will then market this payment account base to selected Chinese banks.

To do so in China (and follow-on target markets in Asia) the Company will deploy its own robust bankcard payment processing platform using open-systems technologies and networks, off-the-shelf card processing packages and new generation POS transaction systems combined with fault-tolerant server clusters. The architecture of our payment platform reflects our experience in this industry. Our merchant services platform will be the first to be released.

The Company will utilize a partner in China, such as China Telecom (large numbers of support staff with adequate geographical coverage plus they can bundle their Broadband service), for rollout and support of stand alone merchant systems and LAN-based merchant systems .

The Company plans to migrate host systems to Hawaii and deploy them in a fault-tolerant model on a server cluster with dual network links from separate providers. Our host systems will be connected to international bankcard networks and card processors providing access to VISA and MasterCard, AMEX, First Data, Paymentech, NatWest, Barclays, and more. This will enable the Company to process almost all electronic payment methods, card types and many currencies. Its designed as a feature rich card processing platform with state-of-the-art fraud detection services, security and merchant management and rich reporting.

Staffing

For the initial design and rollout of the systems required our Chief Technical Officer (CTO) will lead the effort along with project-based contract staff. The initial contract staff will be drawn from a network of highly-skilled personnel. These persons are required to get the complex aspects of the systems - such as architecture, security, redundancy and performance - taken care of in a timely, get-it-right-first-time and cost-effective manner. It is extremely difficult to find such persons in the offshore markets. However, the contract staff will be supplemented by Chinese staff for the management and administration of systems, time-consuming and cookie-cutter development efforts. Knowledge transfer will then be transferred to the Chinese staff so that these persons can be utilized going forward under the supervision of the CTO, Operations Manager and Project Managers.

Our core development center, as well as our Network Operations Center (NOC), will be based in Shenzhen where the best Chinese technology staff are available (as well as many other benefits from this SEZ such as a decent communications infrastructure and access to Hong Kong). We will deploy our initial data center services in Shenzhen with a professional hosting services provider (such as CPC-Net). Shenzhen will later become our secondary data center site once Beijing becomes the primary but will remain our development center.

Security

The credit card processing business requires extensive and proven security measures which the Company will employ, as follows:

*	Dual managed firewalls at each data center location: Netscreen appliance and CheckPoint application proxy
*	Symantec ManHunt Intrusion Detection System (central host with a node at every server site) which manages all systems
*	Integrated Anti-Virus systems
*	Network management systems with alert notification
*	Sensitive data encrypted in database with IDS monitoring
*	Remote management of all systems and networks from our Shenzhen NOC
*	Industry standard fraud detection systems (card verification, risk management, order screening rules, merchant velocity checks, order review & verification, etc.)
*	Compliant with Visa 3-D Secure protocol, version 1.0.2 (the global standard for the Verified by Visa and MasterCard SecureCode authentication programs)
*	Personal secure key token with 2-stage authentication for all PCs and laptops

Marketing

By providing transaction processing systems and services for major merchants and second and third tier banking institutions, the Company plans to capture a significant share of this available market and accordingly grow a successful business. The strength of our initial services will provide a firm base to start from and then the Company will establish an active and committed sales force to drive the product into the market place. This sales force will be both regionally and vertically oriented to ensure strong coverage of the target customers. The top twenty in each vertical in each region will be identified and become the key targets in the first sales initiative.

Clients/customers will be either multinational/international retailers or china domestic retail merchants or middle tier to smaller Chinese banks along with retail and oil card program issuers either developing new card programs in China or those wishing to outsource such programs. The Company will approach the larger merchants and tier two banks directly and plans to implement a channel sales strategy via independent sales organizations (ISO) to address the enormous small business market across China. The Company will market its services through both internal and external sales teams directly to larger regional and china wide merchants including Oil company retailers, large international retail merchants, as well as to china regional and country wide large retailers.

The Company will also dedicate a direct marketing strategy designed to capture business from mid sized and small banks, oil companies, and retailers to either design and implement or to convert existing credit card programs onto the Company's third Party Processing Services Hub.

Revenue

The Company will receive revenue from client merchants (both international and domestic china companies) each time they chose to process a credit card sale from their store.. The Company provides the data routing as well as the initial credit card merchant agreement approval process, credit card POS (Point of Sale) terminal install, and related services as required by each merchant. Each time an client merchant receives a credit card sale request, the merchant swipes the customer card through a store POS terminal which is linked to the Company's system. We then provide the remainder of the services required to confirm the customer credit card sale and, within the agreed upon period of time, provide the merchant with the ability to confirm they have received the correct funds deposited electronically into their merchant bank account.

In addition to an initial system implementation fee, the Company will charge each merchant either a flat monthly fee for this service or will charge a fee on a per transaction basis depending upon the requirements and sales volume of each merchant.

The Company will receive revenue from both international merchants for services as well as from domestic China clients. International services will generate USD to be used to settle USD expenses incurred during the normal course of business. Revenue received in Chinese Yuan (RMB) will generally be utilized to developing the company's business in China.. When there is a need to convert Chinese RMB funds into USD or other international currencies, we will cooperate with the government of China and the Bank of China to obtain all required licenses and approvals for such a transfer of funds from Chinese RMB into an approved overseas foreign currency account.

Significant Milestones

A detailed operational plan, summarized below, has being developed for implementation as the Company acquires the necessary resources. As discussed earlier in this document, the Company does not presently have the necessary funds to achieve the following milestones and may never have the funds to do so.

Target Date	Principal Milestones	Budget
2Q 2004	Beijing Representative Office	100,000 USD
3Q 2004	China Business License	150,000 USD
3Q-4Q 2004	China Joint Venture Approval	250,000 USD
4Q 2004	China Merchant Services Platform completed	950,000 USD
3Q-4Q 2004	Individual City APAY Hub - Shenzhen	150,000 USD
4Q 2004	Individual City APAY Hub - Guangzhou	125,000 USD
1Q 2005	Individual City APAY Hub - Beijing	150,000 USD
2Q-3Q 2005	Individual City APAY Hub - Shanghai	125,000 USD
3Q-4Q 2005	Retail/Oil/Bankcard 3rd Party System Platform built	5,000,000 USD
open	20,000 APAY Merchant Location Sales Goal	n/a

As of today, we do not have the funds to implement the forgoing plan of operations and there is not assurance, we will ever have the funds to implement this plan of operations.

ITEM 7.       FINANCIAL STATEMENTS

Table of Contents

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statement of Stockholders' Equity (Deficit)	F-4
Consolidated Statements of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS	F-6

Independent Auditors' Report on the
Consolidated Financial Statements

To the Stockholders of
Asia Payment Systems Inc.

We have audited the consolidated balance sheets of Asia Payment Systems Inc. (a Development Stage Company) as at December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Payment Systems Inc. as at December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and for the period from October 2, 1998 (inception) to December 31, 2003 in accordance with accounting principles generally accepted in the United States of America.

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

Kelowna, Canada March 12, 2004	/s/ Grant Thornton LLP Chartered Accountants

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31	2003	2002
Assets
Current
Cash	$1,018	$1,379
Equipment (Note 3)	2,533	6,093
Prepaid deposits	4,000	4,000
	$7,551	$11,472
Liabilities
Current
Accounts payable	54,925	$41,889
Accrued liabilities	9,157	5,000
Due to related parties (Note 4)	225,466	33,475
Loan payable (Note 5)	100,000	100,000
	389,548	180,364
Stockholders' Deficiency
Capital stock (Note 7)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
16,585,320 common shares	16,585	16,585
Additional paid-in capital	572,681	572,681
Deficit accumulated during the development stage	(971,263)	(758,158)
	(381,997)	(168,892)
	$7,551	$11,472

Continuance of operations (Note 1)

Commitment (Note 8)

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. Dollars)

	For the period from October 2, 1998 (inception) to December 31	For the year ended December 31	For the year ended December 31
	2003	2003	2002
Amortization	$5,558	$3,560	$1,395
Bank charges	22,469	526	498
Financing fee	10,000	-	-
General and administration	404,355	34,874	8,808
Licenses and permits	14,409	4,707	1,184
Management fees	205,230	83,230	18,000
Office	153,677	18,983	40,278
Professional fees	133,812	43,258	28,406
Travel	122,604	23,967	14,253
Total expenses	1,072,114	213,105	112,822
Loss from operations	(1,072,114)	(213,105)	(112,822)
Gain on forgiveness of debt (Note 9)	100,851	-	-
Net loss	$(971,263)	$(213,105)	$(112,822)
Weighted average number of shares outstanding		16,585,320	9,557,486
Net loss per share - basic and diluted		$(.01)	$(.01)

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the period from October 2, 1998 (inception) to December 31 2003	For the year ended December 31 2003	For the year ended December 31 2002
Cash flows derived from (applied to)
Operating
Net loss	$(971,263)	$(213,105)	$(112,822)
Amortization	5,558	3,560	1,395
Gain on forgiveness of debt	100,851	-	-
Changes in non-cash operating working capital
Prepaid deposits	(4,000)	-	(4,000)
Accounts payable	206,427	13,036	56,481
Accrued liabilities	9,157	4,157	2,000
	(653,270)	(192,352)	(56,946)
Financing
Due to related parties	332,378	191,991	61,959
Proceeds from loan payable	320,000	-	-
Capital stock issued for cash	10,000	-	-
	662,378	191,991	61,959
Investing
Purchase of equipment assets	(8,090)	-	(4,071)
Net increase (decrease) in cash	1,018	(361)	942
Cash, beginning of period	-	1,379	437
Cash, end of period	$1,018	$1,018	$1,379
Supplementary Cash Flow Information
Capital stock issued on conversion of:
Accounts payable	$151,502	$-	$151,502
Amounts due to related parties	$207,764	$-	$207,764
Loan payable	$220,000	$-	$-

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Consolidated Statement of Stockholders' Deficiency
(Expressed in U.S. Dollars)
From inception to December 31, 2003

	Common Shares		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Common stock issued for cash	5,000,000	$5,000	$5,000	$-	$10,000

Net loss for the period from
inception to December 31, 2000	-	-	-	(420,892)	(420,892)

Balance, December 31, 2000	5,000,000	5,000	5,000	(420,892)	(410,892)

Common stock issued in
exchange for retirement of debt	4,400,000	4,400	215,600	-	220,000

Net loss for the year ended
December 31, 2001	-	-	-	(224,444)	(224,444)

Balance, December 31, 2001	9,400,000	9,400	220,600	(645,336)	(415,336)

Common stock issued in
exchange for retirement of debt	7,185,320	7,185	352,081	-	359,266

Net loss for the year ended
December 31, 2002	-	-	-	(112,822)	(112,822)

Balance, December 31, 2002	16,585,320	16,585	572,681	(758,158)	(168,892)

Net loss for the year ended
December 31, 2003	-	-	-	(213,105)	(213,105)

Balance, December 31, 2003	16,585,320	$16,585	$572,681	$(971,263)	$(381,997)

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003

  Operations and going concern

  The Company was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business as Asian Alliance Ventures Inc; it changed its name to Asia Payment Systems Inc. in 2003.

  The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. In accordance with SFAS #7 it is considered a development stage company.

  The Company's focus was to build a power and urea business in China. Management has devoted substantially all the resources of the Company to marketing and developing this project. These efforts have not been successful and other projects are being considered. Subsequent to year end, the Company completed the acquisition of all corporate assets, business plans, client agreements and intellectual property in a Payment Services business (see Note 10).

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

  Management's plans include completion of an offering to raise additional capital. The Company's NASD application to commence trading has been accepted (Note 10).

  Summary of significant accounting policies

  Basis of presentation

  These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

  (continued)

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003

  Summary of significant accounting policies (continued)

  Principals of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Asia Payment Systems (China) Inc. (formerly Asian Alliance Ventures (HK) Ltd), incorporated under the Company Ordinance of Hong Kong. The subsidiary was incorporated for nominal consideration in July 2002 to facilitate operations in China. All material intercompany accounts and transactions have been eliminated subsequent to its acquisition.

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

  Foreign currency translation

  Assets and liabilities are translated at the rate in effect at the balance sheet date. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses are accumulated in a separate component of shareholder's equity.

  Equipment

  Equipment is recorded at cost less accumulated amortization. The rate of amortization applied on a declining balance basis to write off the cost of computer equipment over its estimated life is 30%. Leasehold improvements are amortized on a straight-line basis over the term of the office lease, without extension.

  (continued)

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003

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

  Income taxes

  Deferred income taxes result from significant loss carry forwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

  For the years ending December 31, 2003 and 2002, the Company had no dilutive securities outstanding.

  (continued)

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements

December 31, 2003

  Summary of significant accounting policies (continued)

  Recent accounting pronouncements

  The Financial Accounting Standards Board (FASB) has published a revision to Interpretation 46 ("46R") to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and to exempt certain entities from its requirements. The additional guidance is being issued in response to input received from constituents regarding certain issues arising in implementing Interpretation 46.

  Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of this revised Interpretation. Otherwise, application of Interpretation 46R (or Interpretation 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than special-purpose entities and by nonpublic entities to all types of variable interest entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying this revised Interpretation.

  In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

  Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

  Equipment

			2003	2002
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer equipment	$4,019	$2,318	$1,701	$2,392
Leasehold improvements	4,071	3,239	832	3,701
	$8,090	$5,557	$2,533	$6,093

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003

  Related party transactions

  The Company had the following transactions, recorded at their exchange amount, with related parties:

  Incurred $20,000 (2002 - $18,000) for administrative services provided by companies in which certain officers and/or shareholders have a controlling interest.

  Incurred $83,230 (2002 - $18,000) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

  At December 31, 2002 the following balances with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	2003	2002
Due to directors and shareholders	$205,466	$33,475
Due to companies owned by directors and shareholders	20,000	-
	$225,466	$33,475

  These balances bear no interest, and have no fixed terms of repayment.

  Loan payable

  The Company has entered into a Joint Venture Agreement with Shandong Hengtong Chemical Industrial Company Ltd. of the Peoples Republic of China to acquire and expand an established chemical fertilizer (urea) and power generation facility. Efforts to fund this project have been unsuccessful and others are being explored. In 2001, the joint venture partner advanced the Company $100,000 for investment marketing purposes. The loan is non-interest bearing and is repayable from the proceeds of the first private placement or as soon as the Company has raised $1,000,000. Terms of this loan are being renegotiated in light of the Company's 2004 decision to discontinue the Joint Venture which has not been activated.

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003

  Income taxes

  The total future income tax asset of the losses carried forward are approximately $330,200 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.

	2003	2002
Expected income tax provision	$75,000	$40,000
Valuation allowance	(75,000)	(40,000)
	$-	$-

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

  Commitment

  Asia Payment Systems (China) Inc. has leased office premises in Hong Kong expiring May 12, 2004. The rent is HK$16,574.60 per calendar month, plus rates. 7Bridge Capital Ltd., a company controlled by an officer, has agreed to sublet a significant portion and compensate the Company for half of the Hong Kong office costs.

Asia Payment Systems Inc.
(formerly Asian Alliance Ventures Inc.)
(a Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2003 12

  Gain on forgiveness of debt

  During 2001 a related party forgave balances owing in the amount of $100,851.

  Subsequent events

  In 2003 the Company entered into a Share Exchange Agreement with WelWay Development Limited ("WelWay"), a corporation organized under the laws of Hong Kong SAR, China and its shareholders to exchange all the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock. In addition, 4,000,000 restricted shares of the Company's common stock are to be deposited in escrow for distribution to the WelWay selling shareholders upon the achievement of certain milestones. The Company's president was a majority shareholder and director of WelWay. Closing of this acquisition was subject to meeting certain conditions which were achieved in February 2004.

  In 2004 the company discontinued devoting resources to its power and urea business in China and commenced credit card processing and merchant acquiring services. This is to be financed through directors and shareholder loans along with a Private Placement of up to 8,000,000 Equity Units @$0.25/unit, consisting of one common share and one redeemable common share purchase warrant exercisable for a period of two years at an exercise price of $0.75 per share. Through March 12, 2004, the Company has received $62,000 in connection with this Private Placement.

  In February 2004 the Company's common shares were listed for trading by NASD under the OTC:BB symbol APYM.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

There have been no disagreements on accounting and financial disclosures during the past two years through the date of this Form 10-KSB. Our financial statements for the period during the past two years to December 31, 2003, included in this report have been audited by Grant Thornton LLP, Chartered Accountants, as set forth in their report included herein.

ITEM 8A.       CONTROLS AND PROCEDURES

The Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Executive Officers and Directors

The Company is dependent on the efforts and abilities of certain of its senior management. The interruption of the services of key management could have a material adverse effect on its operations, profits and future development, if suitable replacements are not promptly obtained. The Company anticipates that it will enter into employment agreements with each of its key executives; however, no assurance can be given that each executive will remain with the Company during or after the term of his or her employment agreement. In addition, the Company success depends, in part, upon its ability to attract and retain other talented personnel. Although the Company believes that its relations with its personnel is good and that it will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that the Company will be able to continue to do so. The Company's officers and directors will hold office until their resignation or removal. The Company's directors and principal executive officers are as specified on the following table:

Name	Age	Position	Term as Director

Robert Clarke	59	Chairman and Director	October 2, 1998 (inception) to present.

Benjamin Leboe	58	Secretary, Treasurer and Director	November 1999 to present.

John Fraser	57	Vice President and Director	From September 21, 2000 to present.

Charlie Rodriguez	58	Director	From September 21, 2000 to present.

Matt Mecke	34	President, CEO and Director	From September 17, 2003 to present

Phillip Jennings	62	Director	From January 7, 2004 to present

Since October 2, 1998, Robert Clarke has been the Chairman of the Board of Directors and a founding shareholder of Asia Pay. Since June 2000, Robert Clarke has been Chairman and Chief Executive Officer of 7bridge Capital, a private venture capital group based in Hong Kong. Since October 1998, Mr. Clarke has been Chairman of the Board of Directors of Asian Alliance Ventures, Inc. During the last five years, Mr. Clarke has served as a Director and as President and Chief Executive Officer at various times of ePHONE Telecom Inc. (OTCBB:EPHO) as follows: He served as the Chairman of the Board of Directors from April 1999 until July 21, 2000 and again from December 1, 2000 to September 12, 2002. Mr. Clarke also served as the President and Chief Executive Officer of ePhone from June 3, 1999 to August 8, 1999, and also from March 9, 20000 until April 1, 2000 and again from December 1, 2000 to July 1, 2001. During two periods he was CEO but not President. These periods were from August 8, 1999 to March 9, 2000 and from April 1, 2001 to July 2001. He carried out the functions normally associated with the offices he held and in particular during the periods when he held the office of CEO he was responsible for the overall direction and operation of the company. From January 1997 to November 1997, Mr. Clarke was President, CEO and a Director of Waverider Communications Inc (OTCBB:WAVC). He resigned as President in November 1997, but carried on as Director and CEO for an additional month until December 1997. Mr. Clarke was a Director and Chairman of TEK Digitel Corp. (OTCBB:TEKI) from June 1998 until September 1999, but had no executive responsibilities and was paid no compensation. During the period July 1998 to August 1999 Mr. Clarke was a director of Innofon.Com Inc. (OTCBB:INNF).

Since November 1999 Benjamin Leboe has been the Company's Secretary, Treasurer, Principal Financial and Accounting Officer and a member of the Board of Directors. Mr. Leboe is Principal, Independent Management Consultants of British Columbia. He holds the positions of Vice President and Director of China World Trade Inc. and Chief Financial Officer and Director of Asian Alliance Ventures Inc. and Develstar Financial Corporation. Previously, Ben was Chief Financial Officer of

China IT Corporation and ePhone Telecom, Inc., and, provided financial consulting services to WaveRider Communications Inc. Ben was formerly a Partner with Peat Marwick Stevenson & Kellogg in British Columbia, and, was also Vice President and Chief Financial Officer of VECW Industries Ltd. Mr. Leboe is a Chartered Accountant and Certified Management Consultant. He received his Bachelor of Commerce Degree from the University of British Columbia.

Since September 21, 2000, John Fraser has been the Vice President and a member of the Company's Board of Directors. John Fraser resigned from KPMG Canada at the end of 1997 after almost twenty years with the organization, the last four years of which, he was Vice Chairman of the firm and responsible for the Canadian management consulting division. In January 1998, he started providing consulting services to professional services and high technology start-up firms, which services he continues to provide to this day, and since January 1999, under the name J G Fraser & Associates Inc. From July 1999 to August 2002, Mr. Fraser was a director of ePHONE Telecom Inc. (OTCBB:EPHO). Since September 21, 2000, Mr. Fraser has been the President and a Director of Asian Alliance Ventures, Inc. From June 2000 to May 2003, Mr. Fraser was a director of Walters Forensic Engineering, a public engineering firm based in Toronto, Canada. (CDNX:YWL). He is a founding shareholder of 7bridge Capital, Hong Kong. He is also Chairman of Hincks Dellcrest, a non-profit organization located in Toronto, Canada.

Since September 21, 2000, Charlie Rodriguez has been a member of the Board of Directors. He is responsible for all of the North American regulatory aspects of 7bridge Systems. He has held several senior positions with both public and private companies; including, acting as President, Director, Chief Financial Officer and Treasurer. Mr. Rodriguez has assisted in acquisitions, mergers, and several private and public placements. Mr. Rodriguez was based in London for two years, where he was President of the public telecommunications company. Mr. Rodriguez has also acted as Chief Financial Officer and Vice President of Corporate Affairs for another public telecommunications company where he was directly involved with the company's development from start-up through expansion.

Since October 2003 Matt Mecke has been the President and Chief Executive Officer of the Company and a member of the Board of Directors. From April to September 2003, Mr. Mecke was Chairman of the Board of Directors, President and Chief Executive Officer of WelWay Development Limited located in Hong Kong. WelWay was engaged in the business of providing third party credit card processing services to merchants, financial institutions, oil companies and retailers in China and elsewhere in Asia. From July 1999 to April 2003, Mr. Mecke was Chairman of the Board of Directors, President and Chief Executive Officer of Payments group Limited with offices located in Hong Kong, Tokyo and Shenzhen, China. Payments group is engaged in the business of providing credit card processing services. From October 1998 to July 1999, Mr. Mecke was Senior Vice President of First Ecom.com located in Hong Kong. First Ecom.com is engaged in the business electronic payment solutions and oil and gas exploration. From July 1997 to October 1998, Mr. Mecke was a Senior Client Representative of First Data Asia Pacific located in Hong Kong. First Data Asia Pacific was engaged in the business of providing third party payment processing services to financial institutions in Asia. From May 1995 of July 1997, Mr. Mecke was a Supervisor for First Data Corp., located in Tulsa, Oklahoma. First Date Corp. was engaged in the business of providing third party card processing services to financial institutions, Retailers, and Oil companies and related services. From April, 1993 to May, 1995, Mr.

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

Since January 2004 Phil Jennings has been a member of our Board of Directors. Phillip Jennings has been CEO of Mayfair Capital Partners (formerly Jennings~Link, LLC) since 1984. The company specializes in mergers and acquisitions, particularly for distressed property and companies. During that time Mr. Jennings and his partner, L. Tucker Link, participated in over forty receiverships on behalf of the FSLIC and FDIC, owned and operated a publicly held savings and loan, co-founded Teleres (with Dow Jones and Aegon USA), and the company now known as Soufun.com, China's largest Internet real estate portal. Mr. Jennings co-founded Apartment and Commercial Technologies with Microsoft in 1997. Mayfair now focuses on opportunities in Asia, and energy companies in North and South America.

In addition to Mr. Mecke, Mr. Clarke, Mr. Fraser, Mr. Jennings, Mr. Leboe and Mr. Rodriguez, other significant individuals are Chris Fox, our Chief Technology Officer and Edith Ho, CPA, our Chief Accountant. These individuals along with Mr. Mecke provide consulting services to the Company as required. There are no other employees expected by us to make a significant contribution to our business. Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Involvement in Certain Legal Proceedings

To the Company's knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during the Company's most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, all officers, directors and owners of 10% or more of its outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

The Company has an audit committee and audit committee charter. The Company audit committee, established in 2004, is comprised of its Board Chairman, its Chief Financial Officer and all independent directors. A copy of the Company's audit committee charter is filed as an exhibit to this report. The Company's audit committee is responsible for: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by its employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engagement by the audit committee. A copy of the Company's audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

The Company has no financial expert. The Company believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of its limited operations, the Company believes the services of a financial expert are not warranted.

Code of Ethics

The Company has adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. The Company believes its code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

The Company has a disclosure committee and disclosure committee charter. The Company's disclosure committee, established in 2004, is comprised of the Board Chairman, the Chief Financial Officer and all of its independent directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about the Company and the accuracy, completeness and timeliness of its financial reports. A copy of the Company's disclosure committee charter is filed with this report.

ITEM 10.       EXECUTIVE COMPENSATION

Compensation of Officers.

In 2003 our officers and directors have received $103,230 (2002 - $36,000) in compensation for their services provided to us.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Robert Clarke Chairman of the Board	2003 2002 2001	0 0 0	0 0 0	0 0 10,000	0 0 0	0 0 0	0 0 0	0 0 0
Matt Mecke President, CEO and Director	2003 2002 2001	0 0 0	41,300 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Benjamin Leboe Secretary, Treasurer, CFO & Director	2003 2002 2001	0 0 0	0 0 0	0 18,000 10,000	0 0 0	0 0 0	0 0 0	0 0 0
John Fraser Vice President & Director	2003 2002 2001	0 0 0	0 0 0	0 18,000 20,000	0 0 0	0 0 0	0 0 0	0 0 0

Charlie Rodriguez Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Phillip Jennings Director	2003 2002 2001	0 0 0	0 0 0	20,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1]	All compensation received by the officers and directors and their companies has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since the Company's inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to its financial performance, its stock price, or any other measure.

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

The Company does not expect to pay any salaries to any of its officers until such time as it generate sufficient revenues to do so. The Company does not anticipate paying any salaries to its officers until fiscal 2004. The Company does not intend to pay any additional compensation to its directors. As of the date hereof, the Company has not entered into employment contracts with any of its officers and it does not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, the Company may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. In certain cases, the Company may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, the Company is informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 19, 2004, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of Beneficial Owner	Amount of Common Stock Owned by Beneficial Owner	Position	Percent of Class

Robert Clarke	1,840,980	President, Principal Executive Officer and a member of the Board of Directors	8.0%

Matthew Mecke	1,884,740	President, CEO and a member of the Board of Directors	8.2%

Benjamin Leboe	1,011,460	Secretary, Treasurer, Principal Financial Officer and a member of the Board of Directors	4.4%

John Fraser	1,828,740	Vice President and a member of the Board of Directors	7.9%

Charlie Rodriguez	315,000	Member of the Board of Directors	1.4%

Phillip Jennings	0	Member of the Board of Directors	0.00%
All officer and Directors as a Group (6 Persons)	6,880,920*		73.70%

Indigo Capital Limited 1304 Kinwick Centre 32 Hollywood Road Central, Hong Kong	2,400,000*		10.4%

Tristar Inc. Room 303,Hung Kei Mansion 5 - 8 Queen Victoria Street Central, Hong Kong	2,170,000		9.4%

Bayview International Group Limited 1304 Kinwick Centre 32 Hollywood Road Central, Hong Kong	1,900,000		8.2%

7bridge Capital Partners Limited 1304 Kinwick Centre 32 Hollywood Road Central, Hong Kong	500,000*		2.2%

*	Control shares beneficially owned by the officers and directors.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of the Company's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

Changes in Control

The Company's management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2003 the Company received administrative and consulting services from certain officers, directors and related parties amounting to $103,230 and received net cash advances of $153,490.

At December 31, 2003 the following balances with shareholders or companies controlled by certain officers and/or shareholders were outstanding:

Due to directors and shareholders	Due to companies owned by directors and shareholders
$205,466	$ 20,000

These balances have no fixed terms of repayment and are expected to be repaid when funds become available from equity financing.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of 2003:

On October 7, 2003, we filed a Form 8-K reporting the following events:

On October 1, 2003, Matt Mecke was appointed President and Chief Executive Officer of the Company upon the resignation of John Fraser as President and Chief Executive Officer. Prior thereto, on September 17, 2003, Mr. Mecke was appointed to the Company's Board of Directors.

Since April 2003, Mr. Mecke has been Vice -Chairman of the Board of Directors, President and Chief Executive Officer of WelWay Development Limited located in Hong Kong. WelWay is engaged in the business of providing third party credit card processing services to merchants, financial institutions, oil companies and retailers in China and elsewhere in Asia. Since July 1999, Mr. Mecke was Chairman of the Board of Directors, President and Chief Executive Officer of Payments group Limited with offices located in Hong Kong, Tokyo and Shenzhen, China. Payments group is engaged in the business of providing credit card processing services. From October 1998 to July 1999, Mr. Mecke was Senior Vice President of First Ecom.com located in Hong Kong. First Ecom.com is engaged in the business electronic payment solutions and oil and gas exploration. From July 1997 to October 1998, Mr. Mecke was a Senior Client Representative of First Data Asia Pacific located in Hong Kong. First Data Asia Pacific was engaged in the business of providing third party payment processing services to financial institutions in Asia. From May 1995 of July 1997, Mr. Mecke was a Supervisor for First Data Corp., located in Tulsa, Oklahoma. First Date Corp. was engaged in the business of providing third party card processing services to financial institutions, Retailers, and Oil companies and related services. From April, 1993 to May, 1995, Mr. Mecke was a communications representative for TV Guide, formerly, United Video Satellite Group located in Tulsa, Oklahoma. TV Guide is engaged in the business of developing, licensing, marketing and distributing products and services that simplify and enhance television guidance and consumer entertainment.From April 1991 to June 1993, Mr. Mecke was employed by Chrysler Corporation in Tulsa, Oklahoma. Mr. Mecke was a Supervisor in the reservation center of Dollar Rent a Car.

On October 1, 2003, John Fraser, the Company's former President and Chief Executive Officer was appointed Vice Chairman of the Board of Directors.

On December 17, 2003, we filed a Form 8-K reporting the following events:

On November 25, 2003, the Company changed its name from Asian Alliance Ventures, Inc. to Asia Payment Systems Inc.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10-SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30013 on March 20, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Certificate of Incorporation
3.2	Bylaws

The following exhibits are filed with this report:

Exhibit No.	Document Description
14.1	Code of Ethics
21.1	Schedule of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003	$16,587	Grant Thornton LLP
2002	$7,450	Grant Thornton LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003	NIL	Grant Thornton LLP
2002	NIL	Grant Thornton LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003	NIL	Grant Thornton LLP
2002	NIL	Grant Thornton LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003	NIL	Grant Thornton LLP
2002	NIL	Grant Thornton LLP

(5)

Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2004.

ASIA PAYMENT SYSTEMS, INC. a Nevada corporation

By:	/s/ Matt Mecke
Matt Mecke President and Principal Executive Officer
By:	/s/ Benjamin Leboe
Benjamin Leboe Secretary, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Robert Clarke Robert Clarke	Chairman of the Board of Directors	04/13/2004
/s/ Matt Mecke Matt Mecke	President, Principal Executive Officer and a member of the Board of Directors	04/13/2004
/s/ John Fraser John Fraser	Vice President and a member of the Board of Directors	04/13/2004
/s/ Benjamin Leboe Benjamin Leboe	Secretary, Treasurer, Principal Financial Office and a member of the Board of Directors	04/12/2004
/s/ Charlie Rodriguez Charlie Rodriguez	Member of the Board of Directors	04/12/2004
/s/ Phillip Jennings Phillip Jennings	Member of the Board of Directors	04/12/2004