Form 10QSB
period 2004-03-31
ASIA PAYMENT SYSTEMS
filed 2004-05-14
CIK 1085113

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[ x ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to _________

Commission File Number:   000-30013

ASIA PAYMENT SYSTEMS, INC.
(formerly Asian Alliance Ventures, Inc.)
(Exact name of registrant as specified in its charter)

NEVADA	98-0204780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 5th Avenue #4100
Seattle, Washington 98104
(Address of principal executive offices)

(206) 447-1379
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ x ] NO [   ]

===================================================================================

PART I.

ITEM 1.       Financial Statements

Asian Alliance Ventures Inc.
(a Development Stage Company)
Consolidated Financial Statements
March 31, 2004

Page
Consolidated Balance Sheets (unaudited)	F-1
Consolidated Statements of Operations (unaudited)	F-2
Consolidated Statements of Cash Flows (unaudited)	F-3
Consolidated Statements of Stockholders' Deficiency (unaudited)	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 - F-10

Asia Payment Systems Inc. (a Development Stage Company) Consolidated Balance Sheets
(Expressed in US Dollars)	March 31	December 31
(Unaudited)	2004	2003
Assets
Current
Cash	$6,373	$1,018
Equipment (Note 3)	1,850	2,533
Prepaid deposits	4,325	4,000
Goodwill (Note 4)	15,921	-
	$28,469	$7,551

Liabilities
Current
Accounts payable	$48,383	$54,925
Accrued liabilities	21,757	9,157
Due to related parties (Note 5)	249,986	225,466
Loan payable (Note 6)	100,000	100,000
Share subscriptions received (Note 11)	92,000	-
	512,126	389,548
Stockholders' Deficiency
Capital stock (Note 8)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued:
23,085,320 (2003 - 16,585,320) common shares	23,085	16,585
Additional paid-in capital	579,002	572,681
Deficit accumulated during the development stage	(1,085,744)	(971,263)
	(483,657)	(381,997)
	$28,469	$7,551

Continuance of operations (Note 1)
Commitments (Note 9)
Subsequent events (Note 11)

See accompanying notes to consolidated financial statements.

Asia Payment Systems Inc. (a Development Stage Company) Consolidated Statements of Operations (Expressed in US Dollars) (Unaudited)
	For the	For the	For the
	period from	three months	three months
	Inception to	ended	ended
	March 31	March 31	March 31
	2004	2004	2003

Amortization	$6,241	$683	$345
Bank charges and exchange	22,650	181	65
Financing fee	12,000	2,000	-
General and administration	448,339	43,984	2,087
Licenses and permits	14,711	303	-
Management fees	249,359	44,129	-
Office	165,613	11,936	4,575
Professional fees	144,085	10,273	7,172
Travel	123,597	993	334
Total expenses	1,186,595	(114,482)	(14,578)
Loss before extraordinary item	(1,186,595)	(114,482)	(14,578)
Extraordinary item (Note 10)	100,851	-	-
Net loss	$(1,085,744)	$(114,482)	$(14,578)
Weighted average number
of shares outstanding		20,728,177	16,585,320
Loss per share before extraordinary item
- basic and diluted		$(0.01)	$(0.00)
Income per share from extraordinary item
- basic and diluted		$-	$-

Net loss per share - basic and diluted		$(0.01)	$(0.00)

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. (a Development Stage Company) Consolidated Statements of Cash Flows (Expressed in US Dollars) (Unaudited)
	For the	For the
	three months	three months
	ended	ended
	March 31	March 31
	2004	2003
Cash flows derived from (applied to)
Operating
Net loss	$(114,482)	$(14,578)
Amortization	683	345
Changes in non-cash operating working capital
Prepaid deposits	(325)	-
Accounts payable	(6,541)	9,418
Accrued liabilities	12,600	(3,250)
	(108,065)	(8,065)
Financing
Due to related parties	21,090	9,014
Proceeds share subscriptions	92,000	-
Capital stock issued for cash	-	-
Payment services cash acquired for stock	330
	113,420	9,014
Investing
Purchase of capital assets	-	-
Net increase in cash	5,355	949
Cash, beginning of period	1,018	1,379
Cash, end of period	$6,373	$2,328

Supplementary Cash Flow Information
Capital stock issued on conversion of:
Accounts payable	$-	$-
Amounts due to related parties	$-	$-
Loan payable	$-	$-
Capital stock issued for Goodwill and Debt (Note 4)	$12,491	$-

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. (a Development Stage Company) Consolidated Statement of Stockholders' Deficiency (Expressed in US Dollars) From December 31, 2001 to March 31, 2004 (Unaudited)
	Common Shares		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance, December 31, 2001	9,400,000	9,400	220,600	(645,336)	(415,336)

Common stock issued in exchange for retirement of debt	7,185,320	7,185	352,081	-	359,266

Net loss for the year ended December 31, 2002	-	-	-	(112,822)	(112,822)

Balance, December 31, 2002	16,585,320	16,585	572,681	(758,158)	(168,892)

Net loss for the year ended December 31, 2003	-	-	-	(213,105)	(213,105)

Balance, December 31, 2003	16,585,320	$16,585	$572,681	$(971,263)	$(381,997)

Common stock issued for WelWay	6,500,000	6,500	6,321	-	12,821

Net loss for the three months ended March 31, 2004	-	-	-	(114,482)	(114,482)

Balance, March 31, 2004	23,085,320	$23,085	$579,002	$(1,085,744)	$(483,657)

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. (a Development Stage Company) Notes to the Consolidated Financial Statements March 31, 2004 (Unaudited)
  Operations and going concern

  The Company was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business as Asian Alliance Ventures Inc; it changed its name to Asia Payment Systems Inc. in 2003.

  The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. In accordance with SFAS #7 it is considered a development stage company.

  The Company's focus was to build a power and urea business in China. Management has devoted substantially all the resources of the Company to marketing and developing this project. These efforts have not been successful and other projects were considered. During this quarter the Company completed the acquisition of all corporate assets, business plans, client agreements and intellectual property in a Payment Services business through the acquisition of WelWay Development Limited, an inactive company holding these assets. Effective April 1, 2004 the company discontinued its power and urea business to focus on the Payment Services business (Note 4).

  The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Management's plans include completion of an offering to raise additional capital. The Company's stock trades on the NASDAQ OTC:BB market under the symbol APYN.

Asia Payment Systems Inc. (a Development Stage Company) Notes to the Consolidated Financial Statements March 31, 2004 (Unaudited)
  Summary of significant accounting policies

  Basis of presentation

  These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

  Principals of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

*

  Asia Payment Systems (HK) Ltd. (formerly Asian Alliance Ventures (HK) Ltd), incorporated under the Company Ordinance of Hong Kong. The subsidiary was incorporated for nominal consideration to facilitate operations in China.

*	Asia Payments, Inc., incorporated in Delaware for nominal consideration to facilitate operations in USA.
*	WelWay Development Limited, incorporated under the Company Ordinance of Hong Kong, was acquired for the assets of the Payment Services business which is under development.

  All material inter-company accounts and transactions have been eliminated subsequent to their acquisition.

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

Asia Payment Systems Inc. (a Development Stage Company) Notes to the Consolidated Financial Statements March 31, 2004 (Unaudited)

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

  Acquired Goodwill

  Goodwill represents the excess of the purchase price of acquired assets over the fair values of the identifiable assets acquired and liabilities assumed. Pursuant to SFAS No. 141, the Company does not amortize goodwill, but tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition and loss of key personnel. Goodwill is tested for impairment using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is charged to operations.

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

Asia Payment Systems Inc. (a Development Stage Company) Notes to the Consolidated Financial Statements March 31, 2004 (Unaudited)

  Net loss per share

  The Company reports basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted earnings per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

  Recent accounting pronouncements

  In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

Asia Payment Systems Inc. (a Development Stage Company) Notes to the Consolidated Financial Statements March 31, 2004 (Unaudited)
  Equipment

			March 31 2004	December 31 2003
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer equipment	$4,019	$2,446	$1,573	$1,701
Leasehold improvements	4,071	3,794	277	832
	$8,090	$5,240	$1,850	$2,533
  Acquisition of Assets

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

  The purchase price was allocated in accordance with SFAS No. 141, "Business Combinations" as follows:

Cash Due to a Director Goodwill	$ $	330 (3,430) 15,921
$12,821

There has been no impairment of the value of Goodwill as of March 31, 2004.
  Related party transactions

  The Company had the following transactions for the three months ended March 31, recorded at their exchange amount, with related parties:

Asia Payment Systems Inc. (a Development Stage Company) Notes to the Consolidated Financial Statements March 31, 2004 (Unaudited)

  Incurred $30,000 (2003 - $NIL) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

  Incurred $44,139 (2003 - $NIL) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

  The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	March 31, 2004	December 31, 2003
Due to directors, shareholders and companies owned by directors and shareholders	$249,986	$205,466

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

  Income taxes

  The total future income tax asset of the losses carried forward are approximately $330,200 as at December 31, 2003 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before their expiry.

  Capital stock

  During 2004, 6,500,000 common shares were issued at estimated fair value of $12,821 (HK$100,000) in exchange for all the issued and outstanding shares of WelWay Development Ltd.

  During 2002, 7,185,320 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of accounts payable of $151,502 and amounts due to related parties of $207,764.

Asia Payment Systems Inc. (a Development Stage Company) Notes to the Consolidated Financial Statements March 31, 2004 (Unaudited)

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

  Commitments

  Asia Payment Systems (China) Inc. has leased office premises in Hong Kong expiring May 12, 2004. The rent is HK$16,574.60 per calendar month, plus rates. 7Bridge Capital Ltd., a company controlled by an officer, has agreed to sublet a significant portion and compensate the Company for half of the Hong Kong office costs.

  The Company is obliged to issue an additional 4,000,000 common shares in connection with the acquisition of WelWay Development Limited (Note 4).

  Gain on forgiveness of debt

  During 2001 a related party forgave balances owing in the amount of $100,851.

  Subsequent events

  On April 1, 2004 the company discontinued devoting resources to its power and urea business in China and commenced credit card processing and merchant acquiring services. This may be financed through directors and shareholder loans along with a Private Placement of up to 8,000,000 Equity Units @$0.25/unit, consisting of one common share and one redeemable common share purchase warrant exercisable for a period of two years at an exercise price of $0.75 per share. Additional financings are contemplated to fund the Company's business plan.

  Share subscriptions received for the Private Placement to March 31, 2004 totals $92,000 and are reported as a liability as the corresponding Equity Units have not yet been issued. Through April 30, 2004, the Company has received an additional $25,000 in connection with this Private Placement.

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

Overview
Description of Business

Asia Payment Systems, Inc. (the "Company"), formerly Asian Alliance Ventures, Inc. was incorporated in the State of Nevada on October 2, 1998, and maintains its principal executive offices at 800 5th Avenue, Suite 4100, Seattle, Washington 98104. Refer to Item 1 of this report for details of the Company's financial position.

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

The Services

Currently, the Company does not have sufficient capital to implement its plan of operations. All of the information contained herein reflects a prospective plan of future operation. There is no assurance that the plan will be implemented as described.

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

Results of Operations
Revenues and Operating Expenses

There were no revenues from operations for the 3 months ended March 31, 2004, or for the 3 months ended March 31, 2003. We incurred expenses of $114,482 for the three months ended March 31, 2004 as compared to $14,578 for the same period in 2003. We remain a development stage company.

Shareholder and director advances were the primary source of our funds in the period and are expected to continue, subject to termination at any time.

During the current period, we do not expect to report any operating revenues and intend to limit any research, development or marketing activities until funding is available.

Liquidity and Capital Reserves

At March 31, 2004, we had cash resources of $6,373. At December 31, 2003, we had cash resources of $1,018. At March 31, 2004 our total current liabilities exceeded total current assets by $505,753 compared to $387,530 at December 31, 2003. Shareholders, directors and related party advances comprise $441,986 of the current liabilities. This amount includes $100,000 owing to the our JV partner, Shandong Hengtong Chemical Industrial Company Ltd. and $92,000 of share subscriptions received.

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

ITEM 3.       Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

(c) Securities sold by us that are not registered under the Securities Act of 1933 are as follows:

In January 2004, we completed the terms of our a Share Exchange Agreement with WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China ("WelWay") and its shareholders to exchange all of the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock. There were 100,000 shares of WelWay outstanding. 6,500,000 restricted shares of the Company's common stock were distributed as follows:

Matthew Ryan Mecke	2,116,400
Andrew Crampton	1,150,500
David James Fiddes	1,077,700
Robert James Henson Johnson	1,035,060
Francois Williams	1,118,000
Christopher Michael Fox	1,040
Martin McCullough	975
Edith Kam Ying Ho	325

Total	6,500,000

After the completion of the foregoing transaction, there were outstanding 23,085,320 shares of the Company's common stock outstanding and the following individuals owned 5% or more of the outstanding shares of common stock of the Company:

Name	Number of Shares	Percentage
NY Holdings Ltd.	4,400,000	19.06%
Tristar Inc.	2,170,000	9.40%
Matthew Ryan Mecke	2,116,400	9.17%
Robert G. Clarke	1,840,980	7.97%
JG Fraser & Associates (1)	1,828,740	7.92%

(1)     JG Fraser & Associates is owned and controlled by John G. Fraser, the Company's president.

In addition to the foregoing 6,500,000 restricted shares of common stock to be issued to the foregoing individuals, 4,000,000 restricted shares of the Company's common stock were deposited in escrow to be delivered on a pro rata basis to the WelWay selling shareholders upon the achievement of certain milestones. Achievement of each milestone will result in the release of 800,000 shares. The five milestones are:

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter:

On the 7th day of May, 2004, the Company filed the following disclosure: Asia Payment Systems Inc. announces today that it has completed the implementation, integration, and testing of the ClearCommerce Engine, an industry leading payment and fraud prevention solution, as part of the Asia Pay credit card processing platform deployed throughout Asia and the United States.

On the 4th day of May, 2004, the Company filed the following disclosure: A signed letter from Grant Thornton LLP (Canada) agreeing with the information stated in the 8-K filed on April 29, 2004.

On the 29th day of April, 2004, the Company filed the following disclosure: On April 21, 2004 the accounting firm of Grant Thornton LLP (Canada) resigned as the Registrant's independent auditors. During the two most recent fiscal years there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Registrant and Grant Thornton. Grant Thornton resigned because the Registrant does not fit the firm's client profile and given the fact that the Company's developing business will be China based.

On the 14th day of April, 2004, the Company filed the following disclosure:Asia Payment Systems, Inc. announced today that it had signed a credit card processing services agreement with E-Charge Processing Services Corporation, a partially owned subsidiary of e-Lux Corporation (JASDAQ #6811) of Japan.

On the 1st day of April, 2004, the Company filed the following disclosure: Asia Payment Systems, Inc. announced that it has signed a Memorandum of Understanding (MOU) with Beijing Sunkart Investment Management Co. Ltd. (Beijing Sunkart) to jointly investigate the commercial, technical and legal issues relating to the launch of a co-branded VIP Card service for the government employee and commercial sectors in China.

On the 5th day of March, 2004, the Company filed the following disclosure: On February 24, 2004, we announced that we have received clearance from the National Association of Securities Dealers (NASD) to trade on the Over the Counter Bulletin Board (OTC: BB) under the symbol APYM and continuing market development activities for the Chinese Credit Card market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated this 13th day of May, 2004.

ASIA PAYMENT SYSTEMS INC. (Registrant)

/s/ Matt Mecke Matt Mecke, President and Principal Executive Officer
/s/ Benjamin Leboe Benjamin Leboe, Principal Financial Officer