Form 10QSB/A
period 2004-03-31
ASIA PAYMENT SYSTEMS
filed 2004-06-21
CIK 1085113

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-1

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

PART I.

ITEM 1.   Financial Statements

Asia Payment Systems Inc. and Subsidiaries
 (a Development Stage Company)

Condensed Consolidated Financial Statements

Contents

Page

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4 - F-9

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)	March 31	December 31
	2004	2003
	(Unaudited)

Assets
Current
Cash	$6,373	$1,018

Equipment	1,850	2,533
Prepaid deposits	4,325	4,000
Deferred compensation expense (Note 3)	15,921	-

Total Assets	$28,469	$7,551

Liabilities
Current
Accounts payable	$48,383	$54,925
Accrued liabilities	21,757	9,157
Due to related parties (Note 4)	249,986	225,466
Loan payable	100,000	100,000
Share subscriptions received (Note 9)	92,000	-
Total Liabilities	512,126	389,548

Stockholders' Deficiency
Capital stock (Note 5)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
23,085,320 (2003 - 16,585,320) common shares	23,085	16,585
Additional paid-in capital	579,002	572,681
Deficit accumulated during the development stage	(1,085,744)	(971,263)
Total Stockholders' Deficiency	(483,657)	(381,997)

Total Liabilities and Stockholders' Deficiency	$28,469	$7,551

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the	For the
	period from	three months	three months
	inception through	ended	ended
	March 31	March 31	March 31
	2004	2004	2003
General and administration	$448,339	$43,984	$2,087
Management fees	249,359	44,129	-
Office	165,613	11,936	4,575
Professional fees	144,085	10,273	7,172
Travel	123,597	993	334
Bank charges and exchange	22,650	181	65
Financing fee	12,000	2,000	-
Amortization and depreciation	6,241	683	345
Licenses and permits	14,711	303	-

Total expenses	(1,186,595)	(114,482)	(14,578)

Loss before extraordinary item	(1,186,595)	(114,482)	(14,578)

Extraordinary item (Note 8)	100,851	-	-

Net loss	$(1,085,744)	$(114,482)	$(14,578)

Weighted average number
of shares outstanding		20,728,177	16,585,320
Loss per share before extraordinary item
- basic and diluted		$(0.01)	$(0.00)

Income per share from extraordinary item
- basic and diluted		$-	$-

Net loss per share - basic and diluted		$(0.01)	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	For the	For the	For the
	period from	three month	three months
	inception through	ended	ended
	March 31	March 31	March 31
	2004	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,085,745)	$(114,482)	$(14,578)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization	6,241	683	345
Gain on forgiveness of debt	100,851	-	-
Changes in operating assets and liabilities
Prepaid deposits	(4,325)	(325)	-
Accounts payable	199,886	(6,541)	9,418
Accrued liabilities	21,757	12,600	(3,250)
Net cash used in operating activities	(761,335)	(108,065)	(8,065)

Cash Flows From Investing Activities
Purchase of capital assets	(8,090)	-	-

Cash Flows From Financing Activities
Due to related parties	353,468	21,090	9,014
Proceeds share subscriptions	92,000	92,000	-
Proceeds from loan payable	320,000	-	-
Capital stock issued for cash	10,000	-	-
Payment services cash acquired for stock	330	330	-
Net cash provided by financing activities	775,798	113,420	9,014
Net increase in cash	6,373	5,355	949
Cash, beginning of period	-	1,018	1,379

Cash, end of period	$6,373	$6,373	$2,328
Supplementary Cash Flow Information
Capital stock issued for deferred
compensation and debt	$-	$12,491	$-

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

  Operations and Going Concern

  Asia Payment Systems Inc. and subsidiaries (the "Company") was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business as Asian Alliance Ventures Inc and subsequently changed its name to Asia Payment Systems Inc. in 2003.

  The Company has not yet commenced its planned principal operations and it has not yet earned any revenue and therefore it is considered a development stage company.

  The Company's focus was to build a power and urea business in China. Management has devoted substantially all the resources of the Company to marketing and developing this project. These efforts have not been successful and other projects were considered. During this quarter the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services ("Payment Services") business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004 the Company is focusing its efforts primarily on the Payment Services business.

  The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Management's plans include completion of an offering to raise additional capital. The Company's stock trades on the NASDAQ OTC:BB market under the symbol APYM.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

  Summary of Significant Accounting Policies

  Basis of Presentation

  The condensed consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

  Principals of Consolidation

  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

-

  Asia Payment Systems (HK) Ltd. (formerly Asian Alliance Ventures (HK) Ltd), incorporated under the Company Ordinance of Hong Kong. The subsidiary was incorporated for nominal consideration to facilitate operations in China.

-	Asia Payments, Inc., incorporated in Delaware for nominal consideration to facilitate operations in USA.
-	WelWay Development Limited, incorporated under the Company Ordinance of Hong Kong, was acquired for the assets of the Payment Services business which is under development.

  All material inter-company accounts and transactions have been eliminated in consolidation.

  Interim Condensed Consolidated Financial Statements

  The condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. There were no potentially dilutive securities for the three months ended March 31, 2004 and 2003.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's consolidated financial position or results of operations.
  Acquisition of Assets

  In 2003 the Company entered into a Share Exchange Agreement with WelWay Development Limited ("WelWay"), a corporation organized under the laws of Hong Kong SAR, China to exchange all the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock at a fair value of HK$100,000 (US$12,821), determined by negotiations at arms length. The Company's stock was not trading and had no market value. In addition, 4,000,000 restricted shares of the Company's common stock are to be deposited in escrow for distribution to the WelWay selling shareholders upon the achievement of certain milestones. Two shareholders of WelWay subsequently became President and Chief Technology Officer of the Company. The closing of this acquisition was subject to meeting certain conditions which were achieved on February 12, 2004.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Since WelWay was essentially an inactive company the acquisition was not deemed to be the acquisition of a business and was accounted for as an acquisition of assets, allocated as follows:

Cash	$330
Assumption of Due to Director	(3,430)
Deferred compensation expense to former shareholders	15,921
Total purchase price	$12,821

As of March 31, 2004 two executives from WelWay were officers of the Company and integral to the business. They do not have management contracts with the Company, however, the deferred compensation will be expensed over a one year period commencing April 1, 2004. If the Company issues shares for additional consideration the fair value will be recorded as additional deferred compensation expense and amortized (See Note 7).
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

  The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	March 31, 2004	December 31, 2003
Due to directors, shareholders
and companies owned by
directors and shareholders	$249,986	$225,466

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

  Capital stock

  During 2004, before the Company's common stock was listed for trading, 6,500,000 common shares were issued for $12,821 (HK$100,000) in exchange for all the issued and outstanding shares of WelWay Development Ltd.(See Note 3).

  Stock Based Compensation

  Effective May 20, 2004, the Company enacted a stock option plan (the "Plan") for the benefit of employees or other persons associated with the Company. In accordance with the Plan, the Company is authorized to grant 5,000,000 shares. On May 31, 2004, 1,905,000 options were granted to employees, as defined, in accordance with the Plan. The options vest over the period from June 1, 2004 through January 1, 2005 and expire three years from the date of the grant.  The exercise price of all the options is $0.20. The Company's shares traded at $0.43 per share on the date the options were granted.

  Commitments

  The Company may be obligated to issue an additional 4,000,000 common shares in connection with the acquisition of WelWay Development Limited (Note 3).

  In May 2004 the Company's office lease in Hong Kong expired and new premises were secured on a month to month basis.

  Gain on Forgiveness of Debt

  During 2001 a related party forgave balances owing in the amount of $100,851.

  Subsequent Events

  The Company redirected resources from developing its power and urea business to credit card processing and merchant acquiring services. This is expected to be financed through directors and shareholder loans along with a Private Placement of up to 8,000,000 Equity Units @$0.25/unit, consisting of one common share and one redeemable common share purchase warrant exercisable for a period of two years at an exercise price of $0.75 per share. Additional financings are contemplated to fund the Company's business plan.

  Share subscriptions received for the Private Placement through March 31, 2004 were $92,000 and are reported as a liability in the accompanying condensed consolidated balance sheet as the corresponding Equity Units have not yet been issued. Through April 30, 2004, the Company has received an additional $25,000 in connection with this Private Placement.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation.

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

Liquidity and Capital Reserves

At March 31, 2004, we had cash resources of $6,373. At December 31, 2003, we had cash resources of $1,018. At March 31, 2004 our total current liabilities exceeded total current assets by $483,657 compared to $381,997 at December 31, 2003. Shareholders, directors and related party advances comprise $441,986 of the current liabilities. This amount includes $100,000 due to Shandong Hengtong Chemical Industrial Company Ltd. and $92,000 of share subscriptions received.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

ITEM 3.   Controls and Procedures

As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective under Rule 13a-14.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

(c)   Securities sold by us that are not registered under the Securities Act of 1933 are as follows:

In February 12, 2004, we completed the terms of our a Share Exchange Agreement with WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China ("WelWay") and its shareholders to exchange all of the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock. There were 100,000 shares of WelWay outstanding. 6,500,000 restricted shares of the Company's common stock were distributed as follows:

Matthew Ryan Mecke	1,884,740
Andrew Crampton	1,150,500
David James Fiddes	1,077,700
Robert James Henson Johnson	1,035,060
Francois Williams	1,118,000
Christopher Michael Fox	104,000
Martin McCullough	97,500
Edith Kam Ying Ho	32,500

Total	6,500,000

After the completion of the foregoing transaction, there were outstanding 23,085,320 shares of the Company's common stock outstanding and the following individuals owned 5% or more of the outstanding shares of common stock of the Company:

Name	Number of Shares	Percentage

NY Holdings Ltd.	4,400,000	19.06%
Tristar Inc.	2,170,000	9.40%
Matthew Ryan Mecke	1,884,740	8.16%
Robert G. Clarke	1,840,980	7.97%
JG Fraser & Associates (1)	1,828,740	7.92%

(1)   JG Fraser & Associates is owned and controlled by John G. Fraser, a Company director.

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

WelWay was developing a business of providing credit card processing services for merchants in China and Asia as well a providing third party credit card processing services to financial institutions, oil companies and retailers in China.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit	Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

The following reports on Form 8-K were filed:

On the 14th day of June, 2004, the Company filed the following disclosure: On June 8, 2004, Weinberg & Company, P.A., 6100 Glades Road, Suite 314, Boca Raton, Florida 33434, telephone: (561) 487-5765 were retained by us as our independent public accountant.

Our interim financial statements for the quarter ended March 31, 2004 were not reviewed by an independent public accountant as required by Item 310 of Reg. S-B. Weinberg & Company, P.A. is in the process of reviewing our interim financial statements for the period ending March 31, 2004. Upon completion of its review, a Form 10-QSB amending our previous Form 10-QSB of May 14, 2004 will be filed with the SEC.

On the 17th day of May, 2004, the Company filed the following disclosure: Phillip Jennings resigned as a member of the Board of Directors on May 13, 2004. Mr. Jennings did not have any disagreements with us concerning our operations, policies, or practices

On the 7th day of May, 2004, the Company filed the following disclosure: Asia Payment Systems Inc. announces today that it has completed the implementation, integration, and testing of the ClearCommerce Engine, an industry leading payment and fraud prevention solution, as part of the Asia Pay credit card processing platform deployed throughout Asia and the United States.

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

On the 14th day of April, 2004, the Company filed the following disclosure: Asia Payment Systems, Inc. announced today that it had signed a credit card processing services agreement with E-Charge Processing Services Corporation, a partially owned subsidiary of e-Lux Corporation (JASDAQ #6811) of Japan.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated this 21st day of June, 2004.

ASIA PAYMENT SYSTEMS INC. (Registrant)

/s/ Matt Mecke
Matt Mecke, President and Principal Executive Officer

/s/ Benjamin Leboe
Benjamin Leboe, Principal Financial Officer