Form 10QSB
period 2004-06-30
ASIA PAYMENT SYSTEMS
filed 2004-08-19
CIK 1085113

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: June 30, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:   000-30013

ASIA PAYMENT SYSTEMS INC.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0204780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 5th Avenue
Suite 4100
Seattle, WA 98104
 (Address of principal corporate and executive offices)

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
June 30, 2004

Contents

Page

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2 - F-3

Condensed Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 - F-12

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Balance Sheets
	June 30	December 31
	2004	2003
	(Unaudited)

Assets
Current
Cash	$3,478	$1,018
Account receivable (Note 3)	25,500	-
Total Current Assets	28,978	1,018

Equipment	7,528	2,533
Prepaid deposits	7,145	4,000
Deferred compensation expense (Note 4)	11,941	-

Total Assets	$55,592	$7,551

Liabilities
Current
Accounts payable	$83,136	$54,925
Accrued liabilities	25,114	9,157
Due to related parties (Note 5)	274,218	225,466
Loan payable	100,000	100,000
Share subscriptions received (Note 6)	222,560	-
Total Current Liabilities	705,028	389,548

Total Liabilities	705,028	389,548

Stockholders' Deficiency
Capital stock (Note 6)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
23,085,320 (2003 - 16,585,320) common shares	23,085	16,585
Additional paid-in capital	1,017,152	572,681
Deferred stock based compensation (Note 7)	(328,325)	-
Deficit accumulated during the development stage	(1,361,348)	(971,263)
Total Stockholders' Deficiency	(649,436)	(381,997)

Total Liabilities and Stockholders' Deficiency	$55,592	$7,551

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	June 30	June 30
	2004	2003

General and administration	$38,133	$2,853
Management fees	48,193	-
Office	11,827	4,468
Professional fees	28,028	15,004
Research and Development	14,852	-
Travel	5,999	-
Bank charges and exchange	1,029	230
Financing fee	12,500	-
Amortization and depreciation	5,218	1,758
Stock based compensation	109,825	-
Licenses and permits	-	-

Total expenses	(275,604)	(24,313)

Loss before extraordinary item	(275,604)	(24,313)

Extraordinary item	-	-

Net loss	$(275,604)	$(24,313)

Weighted average number
of shares outstanding - basic and diluted	23,085,320	16,585,320

Net loss per share
- basic and diluted	$(0.01)	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the
	Six months	six months	period from
	ended	ended	inception through
	June 30	June 30	June 30
	2004	2003	2004

General and administration	$82,117	$4,940	$486,472
Management fees	92,322	-	297,552
Office	23,763	9,043	177,440
Professional fees	38,301	22,176	172,113
Research and Development	14,852	-	14,852
Travel	6,992	334	129,596
Bank charges and exchange	1,210	295	23,679
Financing fee	14,500	-	24,500
Amortization and depreciation	5,901	2,103	11,459
Stock based compensation	109,825	-	109,825
Licenses and permits	303	-	14,711

Total expenses	(390,086)	(38,891)	(1,462,199)

Loss before extraordinary item	(390,086)	(38,891)	(1,462,199)

Extraordinary item - gain on forgiveness
of debt	-	-	100,851
Net loss	$(390,086)	$(38,891)	$(1,361,348)

Weighted average number
of shares outstanding basic and diluted	21,549,606	16,585,320

Net loss per share
- basic and diluted	$(0.02)	$(0.00)

See accompanying condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the
	six months	six months	period from
	ended	ended	inception through
	June 30	June 30	June 30
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$(390,085)	$(38,891)	$(1,361,348)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization	5,901	2,104	11,459
Stock-based compensation	109,825		109,825
Gain on forgiveness of debt	-		100,851
Changes in operating assets and liabilities
Prepaid deposits	(3,145)		(7,145)
Accounts receivable	(25,500)		(25,500)
Accounts payable	28,211	18,890	234,638
Accrued liabilities	15,957	365	25,114
Net cash used in operating activities	(258,836)	(17,532)	(912,106)
Cash Flows From Investing Activities
Purchase of capital assets	(10,346)		(18,436)
Net cash used in investing activities	(10,346)		(18,436)
Cash Flows From Financing Activities
Due to related parties	48,752	16,264	381,130
Proceeds share subscriptions	222,560	-	222,560
Proceeds from loan payable	-	-	320,000
Capital stock issued for cash	-	-	10,000
Payment services cash acquired for stock	330	-	330
Net cash provided by financing activities	271,642	16,264	934,020

Net increase (decrease) in cash	2,460	(1,268)	3,478
Cash, beginning of period	1,018	1,379	-

Cash, end of period	$3,478	$111	$3,478
Supplementary Cash Flow Information

Capital stock issued for deferred compensation
and debt	$12,491	$-	$12,491

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
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
June 30, 2004
(Unaudited)

Principles of Consolidation

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

Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. These interim condensed consolidated financial statements should be read in conjunction with that report.

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

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Foreign Currency Translation

Assets and liabilities are translated at the rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. Resulting translation gains and losses are accumulated in a separate component of shareholder's equity.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

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

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

In March 2004, the US Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporate Finance released SAB No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a value-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's consolidated financial position or results of operations.
  Account Receivable

  Account receivable of $25,500 represents a current billing for recoverable research and development costs related to client specific credit card processing systems.

  Acquisition of Assets

  In 2003 the Company entered into a Share Exchange Agreement with WelWay Development Limited ("WelWay"), a corporation organized under the laws of Hong Kong SAR, China to exchange all the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock at a fair value of HK$100,000 (US$12,821), determined by negotiations at arms length. The Company's stock was not trading and had no market value. In addition, 4,000,000 restricted shares of the Company's common stock are to be deposited in escrow for distribution to the WelWay selling shareholders upon the achievement of certain milestones. Two shareholders of WelWay subsequently became President and Chief Technology Officer of the Company. The closing of this acquisition was subject to meeting certain conditions, which were achieved on February 12, 2004.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Since WelWay was essentially an inactive company the acquisition was not deemed to be the acquisition of a business and was accounted for as an acquisition of assets, allocated as follows:

Cash	$330
Assumption of Due to Director	(3,430)
Deferred compensation expense to former shareholders	15,921
Total purchase price	$12,821

Two executives from WelWay are officers of the Company and integral to the business. They do not yet have management contracts with the Company; however, the deferred compensation is being expensed over a one-year period, which commenced April 1, 2004. If the Company issues shares for additional consideration, the fair value will be recorded as additional deferred compensation expense and amortized (See Note 7).

Deferred compensation expense to former shareholders:

Balance, March 31, 2004 on acquisition	$15,921
Accumulated amortization	3,980
Net deferred compensation expense	$11,941

  Related Party Transactions

  The Company had the following transactions for the six months ended June 30, 2004 recorded at their exchange amount, with related parties:

  Incurred $30,000 (2003 - $NIL) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

  Incurred $102,322 (2003 - $NIL) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

  The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	June 30, 2004	December 31, 2003
Due to related parties	$274,218	$225,466

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

  Capital Stock and Private Placement

  During 2004, before the Company's common stock was listed for trading, 6,500,000 common shares were issued for $12,821 (HK$100,000) in exchange for all the issued and outstanding shares of WelWay Development Ltd. (See Note 4).

  The Company is financing its operations through directors and shareholder loans along with a Private Placement of up to 8,000,000 Equity Units @$0.25/unit, consisting of one common share and one redeemable common share purchase warrant exercisable for a period of two years at an exercise price of $0.75 per share. Additional financings are contemplated to fund the Company's business plan.

  Share subscriptions received for the Private Placement through June 30, 2004 were $230,600 and are reported as a liability in the accompanying condensed consolidated balance sheet as the corresponding Equity Units have not yet been issued (See Note 9).

  Stock Based Compensation

  The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS 123 "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method under SFAS 123.

  Effective May 20, 2004, the Company enacted a stock option plan (the "Plan") for the benefit of employees or other persons associated with the Company. In accordance with the Plan, the Company is authorized to grant 5,000,000 shares. On May 31, 2004, 1,905,000 options were granted to employees, as defined, in accordance with the Plan. The options vest over the period from June 1, 2004 through January 1, 2005 and expire three years from the date of the grant.  The exercise price of all the options is $0.20. The Company's closing market price of its common stock was $0.43 per share on the date the options were granted.

  During the three and six month periods ended June 30, 2004, the Company recognized stock-based compensation for employees in the amount of $438,150 of which $109,825 was expensed and $328,325 is deferred for subsequent vesting.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.10%, expected volatility of 197%, an expected option life of three years and no expected dividends. The weighted average fair value of options granted was $0.41 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $85,950 for the three and six months ended June 30, 2004.

There were no stock options granted to employees in 2003. The pro forma effect on net income and income per share relating to the 2004 stock option grants, net of the previously recognized intrinsic value expense are as follows:

Six months ended
June 30, 2004

Net income (loss) as reported	$(390,086)
Pro forma net income (loss)	$(476,036)

Income (loss) per share as reported	$(0.02)
Pro forma income (loss) per share	$(0.02)

  Commitments

  The Company may be obligated to issue an additional 4,000,000 common shares in connection with the acquisition of WelWay Development Limited (Note 4).

  In May 2004 the Company's office lease in Hong Kong expired and new premises were secured in Hong Kong and Shenzhen China on a month-to-month basis. Total rent expense is approximately $2,000 per month.

  Subsequent Event

  On July 6, 2004, 1,050,000 options were granted to employees and other persons associated with the Company, as defined, in accordance with the Company's 2004 Non-Qualified Incentive Stock Option Plan. The options vest over the period from July 6, 2004 through September 1, 2005 and expire three years from the date of the grant.  The exercise price of 200,000 options is $0.20 and 850,000 options are at $0.25. The Company's closing market price of its common shares was $0.25 per share on the date the options were granted.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Through July 15, 2004, the Company has received an additional $25,000 in connection with the Private Placement discussed in Note 6. The Company expects to close the Private Placement in the third quarter and issue the shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Business Overview

Asia Payment Systems, Inc. ("APS" or "the Company"), formerly Asian Alliance Ventures, Inc., with head office in Seattle, Washington, is developing credit card processing services for merchants in China and throughout Asia, as well as providing third party credit card processing services to financial institutions and oil companies in China. The Company's Asian offices are in Hong Kong, Shenzhen and Beijing. For a detailed discussion regarding the Company's history, strategies and risks inherent in the Company's business, see Part 1 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the second quarter 2004 the Company has been testing its credit card transaction processing and merchant acquiring services systems for implementation. The Company's Mission is to be a national provider of third-party processing services in China to bankcard accepting merchants, issuers of bank credit cards, issuers of petroleum station retail cards, and to issuers of merchandise and grocery retail cards.

Business Developments

During the second quarter 2004, the Company completed the set-up and commissioning of its new regional office and operations Center in Shenzhen, China and arranged for a representative office in Beijing.

The Company completed testing for implementation and integration of the Clear Commerce Engine, an industry leading payment and fraud prevention solution, as a part of APS's credit card processing platform. Programming for revenue projects commenced to accommodate credit card processing services agreements with:

*	e-Charge Processing Services Corporation, a subsidiary of e-Lux Corporation of Japan; and

*	DFS GROUP, the world's largest duty free retailer, for two existing stores in Okinawa airport and to a new 110,000 sq.ft. flagship Galleria store in downtown Naha planned for December 2004.

*	No unique licensing or governmental approvals are required for these first revenue projects. Additional business opportunities are being assessed in Hong Kong and China.

-15

The China Business Environment

Credit Card Processing

The market for credit card processing services in China, with a population of 1.26 billion, is expected to grow over the next six years at a compounded annual rate of growth in total credit card loans of 88%, from US$300 million in 2003 through US$13.2 billion in 2009. In addition, less than 5% of the merchants in China are capable of accepting cards as compared with 81% of U.S. merchants and 79% of the Japanese. The current transaction-processing infrastructure is significantly immature and incapable of supporting the anticipated robust growth. The Company will aggressively pursue this opportunity by accepting both merchants and banks as customers of its third party processing systems.

The Company's business plan is to market merchant processing solutions and related processing services to retail merchants in targeted markets and then to offer our internal merchant acquiring volume to selected banks. Our service will provide support to the Company's clients by utilizing world-class technology platforms and in-country strategic partnerships to accelerate market development.

Government Regulation and System Certification

The Company must obtain business-operating licenses in each city in China where the Company intends to develop business. Other than normal business operating licenses, the Company will be required to submit its systems for review and testing by VISA & MasterCard as well as other card industry associations (i.e. AMEX, JCB, Diners, Discover, China UnionPay) to receive approval as a third party technology vendor of payment processing services to these credit card industry associations. With such China business licenses and with international payment industry association certification, the Company expects to begin its business of providing merchant credit card processing services by cooperating with local banks and with the payment industry (China UnionPay) in China. China financial transactions are administered and are overseen by the People's Bank of China, which operates and owns the China UnionPay network. The government of China or the People's Bank of China may also decide at any time that they would like to provide additional certification of the security and soundness of the Company's systems. We do not assume that we will be able to process across all sector's of the China payments business, but will undertake to develop relationships with the China Credit Card Processing Industry administrators as well as with the People's Bank of China along with all appropriate city, local, provincial, and Central Government/Beijing authorities to provide information about the Company's credit card processing operations and capabilities and to seek approval from such authorities to perform additional services as required by our customers as we are able.

The Company's business in China may be adversely affected by changes in the political and social conditions and by, among other things, changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Results of Operations

Revenue and Operating Expenses

The Company has not yet commenced revenue operations. Fees billed for services rendered in developing payment projects for clients, totalling $35,500 in the three months ended June 30, 2004, have been accounted for as recovered expenses. Revenue will be recorded when card processing services are delivered and billed in accordance with a service agreement. The Company remains a development stage company.

The Company incurred operating expenses of $275,604 and $390,086 for the three and six-month periods ended June 30, 2004 as compared to $24,313 and $38,891 for the same periods in 2003. The increase reflects the Company's implementation costs of it's card processing business plan; the principal components of the $251,291 increase for the three months ended June 30, 2004 are: general and administration expenses $35,280, management fees $48,193 and stock-based compensation $109,825. Net cash used in operating activities was $258,836 for the six-month period ending June 30, 2004 and $17,532 for the same period in 2003.

Liquidity and Capital Reserves

At June 30, 2004, the Company had cash resources of $3,478. At December 31, 2003, it had cash resources of $1,018. At June 30, 2004 total current liabilities exceeded total current assets by $676,050 compared to $388,530 at December 31, 2003. Shareholders, directors and related party advances comprise $374,218 of the current liabilities. This amount includes $100,000 owing to the Company's former JV partner, Shandong Hengtong Chemical Industrial Company Ltd.

The Company has purchased the necessary servers and related equipment to provide services to both e-Charge and DFS business developments noted above. We utilize skill-specific consultants as needed and do not anticipate a significant change in the number of our employees within the next 12 months.

To date, Shareholder and director advances have been the primary source of funds for the Company and are expected to continue, subject to termination at any time.

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

We require additional cash to continue our development and grow revenue operations. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available within the next 12 months, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Although APSI has funded the development and testing of its core processing system to meet the requirements of its first clients, the Company does not have sufficient capital on hand to fully implement its comprehensive plan of operations. Since much of the information contained herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

In May, 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

In March 2004, the US Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporate Finance released SAB No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a value-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the Company's financial position or results of operations.

Forward-looking statements

This report contains forward-looking statements regarding the Company's future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause our actual results to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained in this report only speak as of the date of this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any change in management's expectations or any change in events, conditions or circumstances on which the forward-looking statements are based.

ITEM 3.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)     Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART II.     OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

a)  Exhibits

Exhibits	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b)  Reports on Form 8-K.

On the 17th day of May, 2004, the Company filed the following disclosure:   Asia Payment Systems, Inc. announced today that Benny Lee has been appointed to the Asia Pay Board of Directors. Benny Lee has extensive experience in senior marketing and operational positions with MasterCard International and American Express.

On the 14th day of June, 2004, the Company filed the following disclosure:   On June 8, 2004, Weinberg & Company, P.A., 6100 Glades Road, Suite 314, Boca Raton, Florida 33434, telephone: (561) 487-5765 were retained by us as our independent public accountant.

On the 9th day of July, 2004, the Company filed the following disclosure:   Asia Payment Systems, Inc. announced today that it has completed the set up and commissioning of its new regional office and Operations Center in Shenzhen, China.

On the 15th day of July, 2004, the Company filed the following disclosure:   Asia Payment Systems, Inc. (NASD OTCBB: APYM) today announced that it has signed a credit card processing services agreement with Duty Free Stores (DFS). The July installation will support two existing DFS stores in Okinawa airport and then a new 110,000 square foot flagship Galleria store to be opened in downtown Naha in December 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of August, 2004.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	/s/ Matt Mecke
Matt Mecke,
President and Principal Executive Officer

BY:	/s/ Benjamin Leboe
Benjamin Leboe,
Principal Financial Officer