Form 10QSB/A
period 2004-03-31
ASIA PAYMENT SYSTEMS
filed 2004-11-12
CIK 1085113

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-2

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
 (a Development Stage Company)

Condensed Consolidated Financial Statements

Contents

Page

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Unaudited Condensed Consolidated Financial Statements	F-4 - F-9

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)	March 31	December 31
	2004	2003
	(Unaudited)

Assets
Current
Cash	$6,373	$1,018

Equipment	1,850	2,533
Prepaid deposits	4,325	4,000
Deferred compensation expense (Note 3)	4,871	-

Total Assets	$17,419	$7,551

Liabilities
Current
Accounts payable	$48,383	$54,925
Accrued liabilities	21,757	9,157
Due to related parties (Note 4)	249,986	225,466
Loan payable	100,000	100,000
Share subscriptions received (Note 9)	92,000	-
Total Liabilities	512,126	389,548

Stockholders' Deficiency
Capital stock (Note 5)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
23,085,320 (2003 - 16,585,320) common shares	23,085	16,585
Additional paid-in capital	579,002	572,681
Deficit accumulated during the development stage	(1,096,794)	(971,263)
Total Stockholders' Deficiency	(494,707)	(381,997)

Total Liabilities and Stockholders' Deficiency	$17,419	$7,551

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the	For the
	period from	three months	three months
	inception through	ended	ended
	March 31	March 31	March 31
	2004	2004	2003
General and administration	$448,339	$43,984	$2,087
Acquisition expense	11,050	11,050
Management fees	249,359	44,129	-
Office	165,613	11,936	4,575
Professional fees	144,085	10,273	7,172
Travel	123,597	993	334
Bank charges and exchange	22,650	181	65
Financing fee	12,000	2,000	-
Amortization and depreciation	6,241	683	345
Licenses and permits	14,711	303	-

Total expenses	(1,197,645)	(125,532)	(14,578)

Loss before extraordinary item	(1,197,645)	(125,532)	(14,578)

Extraordinary item (Note 8)	100,851	-	-

Net loss	$(1,096,794)	$(125,532)	$(14,578)

Weighted average number
of shares outstanding		20,728,177	16,585,320
Loss per share before extraordinary item
- basic and diluted		$(0.01)	$(0.00)

Income per share from extraordinary item
- basic and diluted		$-	$-

Net loss per share - basic and diluted		$(0.01)	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	For the	For the	For the
	period from	three month	three months
	inception through	ended	ended
	March 31	March 31	March 31
	2004	2004	2003
Cash Flows From Operating Activities
Net loss	$(1,197,645)	$(125,532)	$(14,578)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization	6,241	683	345
Acquisition expense	11,050	11,050
Gain on forgiveness of debt	100,851	-	-
Changes in operating assets and liabilities
Prepaid deposits	(4,325)	(325)	-
Accounts payable	199,886	(6,541)	9,418
Accrued liabilities	21,757	12,600	(3,250)
Net cash used in operating activities	(761,335)	(108,065)	(8,065)

Cash Flows From Investing Activities
Purchase of capital assets	(8,090)	-	-

Cash Flows From Financing Activities
Due to related parties	353,468	21,090	9,014
Proceeds share subscriptions	92,000	92,000	-
Proceeds from loan payable	320,000	-	-
Capital stock issued for cash	10,000	-	-
Payment services cash acquired for stock	330	330	-
Net cash provided by financing activities	775,798	113,420	9,014
Net increase in cash	6,373	5,355	949
Cash, beginning of period	-	1,018	1,379

Cash, end of period	$6,373	$6,373	$2,328
Supplementary Cash Flow Information
Capital stock issued for and debt assumed for
deferred compensation	$1,441	$1,441	$-

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

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

Since WelWay was essentially an inactive company the acquisition was not deemed to be the acquisition of a business and was accounted for as an acquisition of assets. The purchase price was allocated as follows:

Cash	$330
Assumption of Due to Director	(3,430)
Acquisition expense	11,050
Deferred compensation expense to former shareholders	4,871
Total purchase price	$12,821

The acquisition price was charged to operations in the three months ended March 31, 2004. As of March 31, 2004 two executives from WelWay were officers of the Company and integral to the business. They do not have management contracts with the Company, however, the portion of the purchase price allocated to these two individuals was recorded as deferred compensation and will be expensed over a one year period commencing April 1, 2004. If the Company issues shares for additional consideration the fair value will be charged to operations and deferred compensation expense (See Note 7).
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

Results of Operations

Revenues and Operating Expenses

There were no revenues from operations for the 3 months ended March 31, 2004, or for the 3 months ended March 31, 2003. We incurred expenses of $125,532 for the three months ended March 31, 2004 as compared to $14,578 for the same period in 2003. We remain a development stage company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated this 12th day of November, 2004.

ASIA PAYMENT SYSTEMS INC. (Registrant)

/s/ Matt Mecke
Matt Mecke, President and Principal Executive Officer

/s/ Benjamin Leboe
Benjamin Leboe, Principal Financial Officer