Form 10QSB/A
period 2004-06-30
ASIA PAYMENT SYSTEMS
filed 2004-11-12
CIK 1085113

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-1

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
June 30, 2004

Contents

Page

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2 - F-3

Condensed Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 - F-12

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Balance Sheets
	June 30	December 31
	2004	2003
	(Unaudited)

Assets
Current
Cash	$3,478	$1,018
Account receivable (Note 3)	25,500	-
Total Current Assets	28,978	1,018

Equipment	7,528	2,533
Prepaid deposits	7,145	4,000
Deferred compensation expense (Note 4)	3,653	-

Total Assets	$47,304	$7,551

Liabilities
Current
Accounts payable	$83,136	$54,925
Accrued liabilities	25,114	9,157
Due to related parties (Note 5)	274,218	225,466
Loan payable	100,000	100,000
Share subscriptions received (Note 6)	222,560	-
Total Current Liabilities	705,028	389,548

Total Liabilities	705,028	389,548

Stockholders' Deficiency
Capital stock (Note 6)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
23,085,320 (2003 - 16,585,320) common shares	23,085	16,585
Additional paid-in capital	1,017,152	572,681
Deferred stock based compensation (Note 7)	(328,325)	-
Deficit accumulated during the development stage	(1,369,636)	(971,263)
Total Stockholders' Deficiency	(657,724)	(381,997)

Total Liabilities and Stockholders' Deficiency	$47,304	$7,551

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	June 30	June 30
	2004	2003

General and administration	$38,133	$2,853
Acquisition expense	-	-
Management fees	48,193	-
Office	11,827	4,468
Professional fees	28,028	15,004
Research and Development	14,852	-
Travel	5,999	-
Bank charges and exchange	1,029	230
Financing fee	12,500	-
Amortization and depreciation	2,456	1,758
Stock based compensation	109,825	-
Licenses and permits	-	-

Total expenses	(275,604)	(24,313)

Loss before extraordinary item	(272,842)	(24,313)

Extraordinary item	-	-

Net loss	$(272,842)	$(24,313)

Weighted average number
of shares outstanding - basic and diluted	23,085,320	16,585,320

Net loss per share
- basic and diluted	$(0.01)	$(0.00)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the	For the
	Six months	six months	period from
	ended	ended	inception through
	June 30	June 30	June 30
	2004	2003	2004

General and administration	$82,117	$4,940	$486,472
Acquisition expense	11,050	-	11,050
Management fees	92,322	-	297,552
Office	23,763	9,043	177,440
Professional fees	38,301	22,176	172,113
Research and Development	14,852	-	14,852
Travel	6,992	334	129,596
Bank charges and exchange	1,210	295	23,679
Financing fee	14,500	-	24,500
Amortization and depreciation	3,139	2,103	8,697
Stock based compensation	109,825	-	109,825
Licenses and permits	303	-	14,711

Total expenses	(398,374)	(38,891)	(1,470,487)

Loss before extraordinary item	(398,374)	(38,891)	(1,470,487)

Extraordinary item - gain on forgiveness
of debt	-	-	100,851
Net loss	$(398,374)	$(38,891)	$(1,369,636)

Weighted average number
of shares outstanding basic and diluted	21,549,606	16,585,320

Net loss per share
- basic and diluted	$(0.02)	$(0.00)

See accompanying condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the
	six months	six months	period from
	ended	ended	inception through
	June 30	June 30	June 30
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$(398,374)	$(38,891)	$(1,369,636)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization	3,139	2,104	8,697
Acquisition expense	11,050	-	11,050
Stock-based compensation	109,825		109,825
Gain on forgiveness of debt	-		100,851
Changes in operating assets and liabilities
Prepaid deposits	(3,145)		(7,145)
Accounts receivable	(25,500)		(25,500)
Accounts payable	28,211	18,890	234,638
Accrued liabilities	15,957	365	25,114
Net cash used in operating activities	(258,836)	(17,532)	(912,106)
Cash Flows From Investing Activities
Purchase of capital assets	(10,346)		(18,436)
Net cash used in investing activities	(10,346)		(18,436)
Cash Flows From Financing Activities
Due to related parties	48,752	16,264	381,130
Proceeds share subscriptions	222,560	-	222,560
Proceeds from loan payable	-	-	320,000
Capital stock issued for cash	-	-	10,000
Payment services cash acquired for stock	330	-	330
Net cash provided by financing activities	271,642	16,264	934,020

Net increase (decrease) in cash	2,460	(1,268)	3,478
Cash, beginning of period	1,018	1,379	-

Cash, end of period	$3,478	$111	$3,478
Supplementary Cash Flow Information

Capital stock and debt issued for deferred
compensation	$1,441	$-	$1,441

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

The acquisition expense was charged to operations in the three months ended March 31, 2004. As of March 31 two executives from WelWay are officers of the Company and remain integral to the business as at June 30, 2004. They do not yet have management contracts with the Company; however, the portion of the purchase price allocated to these two individuals was recorded as deferred compensation is being expensed over a one-year period, which commenced April 1, 2004. If the Company issues shares for additional consideration, the fair value will be recorded as additional acquisition expense chaged to operations and deferred compensation expense (See Note 7).

Deferred compensation expense to former shareholders:

Balance, March 31, 2004 on acquisition	$4,871
Accumulated amortization	1,218
Net deferred compensation expense	$3,653

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

There were no stock options granted to employees in 2003. The pro forma effect on net income and income per share relating to the 2004 stock option grants, net of the previously recognized intrinsic value expense are as follows:

Six months ended
June 30, 2004

Net income (loss) as reported	$(398,374)
Pro forma net income (loss)	$(484,324)

Income (loss) per share as reported	$(0.02)
Pro forma income (loss) per share	$(0.02)

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

The Company incurred operating expenses of $272,842 and $398,374 for the three and six-month periods ended June 30, 2004 as compared to $24,313 and $38,891 for the same periods in 2003. The increase reflects the Company's implementation costs of it's card processing business plan; the principal components of the $248,529 increase for the three months ended June 30, 2004 are: general and administration expenses $35,280, management fees $48,193 and stock-based compensation $109,825. Net cash used in operating activities was $258,836 for the six-month period ending June 30, 2004 and $17,532 for the same period in 2003.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2004.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	/s/ Matt Mecke
Matt Mecke,
President and Principal Executive Officer

BY:	/s/ Benjamin Leboe
Benjamin Leboe,
Principal Financial Officer