Form 10QSB
period 2004-09-30
ASIA PAYMENT SYSTEMS
filed 2004-11-22
CIK 1085113

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: September 30, 2004

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30013

ASIA PAYMENT SYSTEMS INC.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0204780
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 5th Avenue
Suite 4100
Seattle, WA98104
(Address of principal corporate and executive offices)

(206) 447-1379
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO []

=========================================================================

PART I.

ITEM 1. Financial Statements

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)

Condensed Consolidated Financial Statements

Contents

Page

Condensed Consolidated Balance Sheets	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-4 - F-9

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)	September 30	December 31
	2004	2003
	(Unaudited)

Assets
Current
Cash	$31,807	$1,018

Equipment	13,002	2,533
Prepaid deposits	5,341	4,000
Deferred compensation expense (Note 3)	2,435	-

Total Assets	$52,585	$7,551

Liabilities
Current
Accounts payable	$141,755	$54,925
Accrued liabilities	29,491	9,157
Due to related parties (Note 4)	306,696	225,466
Loan payable	100,000	100,000
Total Liabilities	577,942	389,548

Stockholders' Deficiency
Capital stock (Note 5)
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
24,835,748 (2003 - 16,585,320) common shares	24,836	16,585
Additional paid-in capital	1,717,922	572,681
Deferred stock based compensation (Note 6)	(394,903)	-
Deficit accumulated during the development stage	(1,873,212)	(971,263)
Total Stockholders' Deficiency	(525,357)	(381,997)

Total Liabilities and Stockholders' Deficiency	$52,585	$7,551

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	For the	For the	For the
	period from	nine months	nine months
	inception through	ended	ended
	September 30	September 30	September 30
	2004	2004	2003

General and administration	528,204	109,443	8,113
Acquisition expense	11,050	11,050	-
Management fees	410,136	204,906	33,419
Office	203,308	49,631	13,619
Professional fees	204,407	70,595	31,403
Research and Development	47,454	47,454	-
Travel	131,670	9,066	411
Bank charges and exchange	23,799	1,330	367
Financing fee	24,500	14,500	-
Amortization and depreciation	10,044	4,486	2,831
Stock based compensation	379,491	379,491	-

Total expenses	(1,974,063)	(901,952)	(90,163)

Loss before extraordinary item	(1,974,063)	(901,952)	(90,163)
Extraordinary item	100,851	-	-
Net loss	$(1,873,212)	$(901,952)	$(90,163)

Weighted average number
of shares outstanding		22,305,950	16,585,320
Net loss per share
- basic and diluted		$(0.04)	$(0.01)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	September 30	September 30
	2004	2003

General and administration	$27,021	$3,173
Management fees	112,584	33,419
Office	25,868	4,576
Professional fees	32,294	9,227
Research and Development	32,602	-
Travel	2,074	78
Bank charges and exchange	120	72
Amortization and depreciation	1,347	728
Stock based compensation	269,666	-

Total expenses	(503,576)	(51,273)

Net loss	$(503,576)	$(51,273)

Weighted average number
of shares outstanding - basic and diluted	23,104,350	16,585,320

Net loss per share
- basic and diluted	$(0.02)	$(0.00)

See accompanying notes are to the condensed consolidated financial statement.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

			For the
	For the	For the	period from
	nine months	nine months	inception
	ended	ended	through
	September 30	September 30	September 30
	2004	2003	2004
Cash Flows From Operating Activities
Net loss	$(901,952)	$(90,163)	$(1,873,212)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization and depreciation	4,486	2,831	10,044
Acquisition expense	11,050	-	11,050
Stock-based compensation	379,491	-	379,491
Gain on forgiveness of debt	-		100,851
Changes in operating assets and liabilities
Prepaid deposits	(1,341)		(5,341)
Accounts payable	145,436	14,982	351,860
Accrued liabilities	20,334	(2,000)	29,491
Net cash used in operating activities	(342,496)	(74,350)	(995,766)
Cash Flows From Investing Activities
Purchase of capital assets	(17,117)		(25,207)
Cash acquired in WelWay acquisition	330	-	330
Net cash used in investing activities	(16,787)		(24,877)
Cash Flows From Financing Activities
Due to related parties	81,230	75,580	413,608
Financing expenses	(33,040)	-	(33,040)
Proceeds from loan payable	-	-	320,000
Capital stock issued for cash	341,882	-	351,882
Net cash provided by financing activities	390,072	75,580	1,052,450

Net increase in cash	30,789	1,230	31,807
Cash, beginning of period	1,018	1,379	-

Cash, end of period	$31,807	$2,609	$31,807
Supplementary Cash Flow Information

Capital stock and debt issued for deferred compensation	$2,436	$-	$2,436
Capital stock issued for debt	$58,603	$	$637,869

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
(Unaudited)

1. Operations and Going Concern

Asia Payment Systems Inc. and subsidiaries (the "Company") was incorporated under the laws of the State of Nevada on October 2, 1998 to engage in international business as Asian Alliance Ventures Inc and subsequently changed its name to Asia Payment Systems Inc. in 2003.

The Company has not yet commenced its planned principal operations. It has not yet earned any revenue and therefore it is considered a development stage company.

The Company's focus, at the outset and the reason for incorporation, was to build a power and urea business in China. Management devoted substantially all the resources of the Company to marketing and developing this project. These efforts were not successful. During the first quarter of 2004 the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services ("Payment Services") business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004 the Company is focusing all its efforts on the Payment Services business.

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

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
(Unaudited)

2. Summary of Significant Accounting Policies

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

Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2003 was derived from the audited financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
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
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
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

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

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

3.Acquisition of Assets

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
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
(Unaudited)

Since WelWay was essentially an inactive company the acquisition was not deemed to be the acquisition of a business and was accounted for as an acquisition of assets. The purchase price was allocated as follows:

Cash	$330
Assumption of Due to Director	(3,430)
Acquisition expense	11,050
Deferred compensation expense to former shareholders	4,871
Total purchase price	$12,821

The acquisition expense was charged to operations in the three months ended March 31, 2004. As of March 31 two executives from WelWay were officers of the Company and remain integral to the business as at September 30, 2004. They do not yet have management contracts with the Company; however, the portion of the purchase price allocated to these two individuals was recorded as deferred compensation and is being expensed over a one-year period, which commenced April 1, 2004. If the Company issues shares for additional consideration the fair value will be recorded as additional acquisition expense charged to operations and deferred compensation expense. (See Note 7).

Deferred compensation expense to former shareholders:

Balance, March 31, 2004 on acquisition	$4,871
Accumulated amortization	2,436
Net deferred compensation expense	$2,435

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
(Unaudited)

4. Related Party Transactions

The Company had the following transactions for the nine months ended September 30, recorded at their exchange amount, with related parties:

Incurred $45,000 (2003 - $NIL) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $205,229 (2003 - $33,419) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	September 30, 2004	December 31, 2003
Due to directors, shareholders
and companies owned by
directors and shareholders	$306,696	$225,466

5. Capital stock

During 2004, before the Company's common stock was listed for trading, 6,500,000 common shares were issued for $12,821 (HK$100,000) in exchange for all the issued and outstanding shares of WelWay Development Ltd. (See Note 3).

During the three months ended September 30, 2004 the Company issued 1,367,528 Equity Units for total cash proceeds of $341,882; each Unit consisting of one common share and one redeemable common share purchase warrant exercisable until October 1, 2006 at an exercise price of $0.75 per share. Issuance costs of $33,040 were recorded as a reduction to additional paid-in capital. The Company calculated the value of the warrants of $273,506 using the Black-Scholes option pricing model (assumptions: volatility 222%, risk free rate 2.3% and zero dividend yield). As of September 30, 2004 no warrants have been exercised.

During the three months ended September 30, 2004 the Company issued 382,900 common shares for the settlement of amounts due to related parties of $57,435. The shares were valued at $0.15 per share, which was the closing market price of the Company's common stock on the date of the transaction.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
(Unaudited)

6. Stock Based Compensation

l) Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

During the nine-month period ended September 30, 2004, the Company granted 3,505,000 stock options pursuant to a non-qualified stock option plan at exercise prices ranging from $0.001 to $0.25 per share. Stock options granted to non-employees totaled 2,005,000 of which 301,250 vested upon granting.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.3%, expected volatility of 222%, an expected option life of 2.6 years and no expected dividends. The weighted average fair value of options granted was $0.32 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $171,900 for the nine months ended September 30, 2004.

During the nine-month period ended September 30, 2004, the Company recognized stock-based compensation for non-employees in the amount of $774,394 of which $379,491 was expensed and $394,903 is deferred for subsequent vesting.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
(Unaudited)

There were no stock options granted to employees in 2003.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding awards in each period.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
	$	$	$	$

Net loss -- as reported	(901,950)	(90,163)	(503,576)	(51,273)
Add: Stock-based compensation expense
included in net loss -- as reported	379,491	-	269,666	-
Deduct: Stock-based compensation expense
determined under fair value method	(551,391)	-	(355,616)	-
Net loss - pro forma	(1,073,850)	(90,163)	(512,526)	(51,273)

Net loss per share (basic and diluted) - as reported	$(0.04)		$(0.02)
Net loss per share (basic and diluted) - pro forma	$(0.05)	$(0.00)	$(0.02)	$(0.00)

7. Commitments

The Company may be obligated to issue an additional 4,000,000 common shares in connection with the acquisition of WelWay Development Limited (Note 3).

In May 2004 the Company's office lease in Hong Kong expired and new premises were secured in Hong Kong and Shenzhen China on a month-to-month basis. Total rent expense is approximately $2,000 per month.

8. Agreements

The Company is developing card processing systems and operational infrastructure to serve markets in Asia. The Company has signed credit card processing services agreements in the period July 1 through November 18, 2004 with:

a)	Telecom Innovation Limited of Hong Kong
b)	Circle Telecom USA of Hong Kong
c)	DFS Group Limited of Japan
d)	MAX TO ONE Co. Ltd. of Japan

These agreements are subject to completion of varying developmental phases. Networks are currently being established and testing procedures being conducted to reach revenue capable status.

Asia Payment Systems Inc. and Subsidiaries
(a Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2004
(Unaudited)

In August 2004 the Company signed a Memorandum of Understanding with Shanghai CRC Telecom ("Shanghai Railcom") to jointly develop and execute a plan to establish a China Credit Bureau and the provision of payment processing services in China. The plan, when completed, will identify the roles, responsibilities and contributions for the parties with respect to each business component.

9. Subsequent Events

On October 6, 2004 the Company issued 940,000 Common shares for the retirement of amounts due to related parties of $141,000.

On November 1 2004 the Company received approval from the Beijing Municipal Government for a Representative Office License.

In October and November 2004 the Company awarded 1,236,980 stock options to consultants for services. The options have exercise prices from $.001 to $0.12 per share, vest immediately and expire in three years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Business Overview

Asia Payment Systems, Inc. ("APS" or "the Company"), formerly Asian Alliance Ventures, Inc., with head office in Seattle, Washington, is developing credit card processing services for merchants in China and throughout Asia, as well as providing third party credit card processing services to financial institutions and oil companies in China. The Company's Asian offices are in Beijing and Shenzhen in China, and Hong Kong. For a detailed discussion regarding the Company's history, strategies and risks inherent in the Company's business, see Part 1 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the third quarter 2004 the Company has completed Phase I of the Asia Pay Japan processing network and has been testing its credit card transaction processing and merchant acquiring services systems for implementation of the Phase II Asia Pay Japan system for a planned Dec. 2004 completion. The Company also completed integration and is now providing live credit card transactions for two clients who are using Asia Pay to process US credit card sales. The Company's Mission is to be a national provider of third-party processing services in China to bankcard accepting merchants, issuers of bank credit cards, issuers of petroleum station retail cards, and to issuers of merchandise and grocery retail cards.

Business Developments

During the third quarter 2004, the Company completed the set-up and commissioning of its new regional office and operations Center in Shenzhen, China and arranged for a representative office in Beijing. The BJ Municipal Government has since granted the Beijing Representative office license for the Company.

The Company completed system integration for two clients who use Asia Pay to process credit cards in USD into the US and the Company signed agreements to begin development and project work for the following projects:

*

Shanghai CRC Telecom has signed an MOU for Asia Pay to cooperate for provision of services including China Consumer Credit Bureau and Pilot Project for Asia Pay to provide domestic credit and debit card processing for Railway ticket counters in two locations in China yet to be determined (i.e. Xi'An and Shanghai); and

*

DFS GROUP, the world's largest duty free retailer, for two existing stores in Okinawa airport and to a new 110,000 sq.ft. flagship Galleria store in downtown Naha planned for December 2004. DFS GROUP has also signed and LOI for Asia Pay to provide credit card processing services for the recently acquired DFS Hainan Island China location.

*	No unique licensing or governmental approvals are required for these first revenue projects. Additional business opportunities are being assessed in China, the United States, and Hong Kong.

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

Results of Operations

Revenue and Operating Expenses

The Company has not yet commenced revenue operations. Fees billed for services rendered in developing payment projects for clients, totalling $61,000 in the nine months ended September 30, 2004, have been accounted for as recovered expenses. Revenue will be recorded when significant card processing services are delivered and billed in accordance with a service agreement. The Company remains a development stage company.

The Company incurred operating expenses of $901,952 and $503,576 for the nine and three-month periods ended September 30, 2004 as compared to $90,163 and $51,273 for the same periods in 2003. The principal components of the $811,789 and $452,303 increase for the nine and three months ended September 30, 2004 are: general and administration expenses $101,329 ($23,848), management fees $171,287 ($79,165) and stock-based compensation $379,491($269,666). Net cash used in operating activities was $342,496 for the nine-month period ending September 30, 2004 and $74,350 for the same period in 2003. The increases in operating expenses and net cash used in operations reflect the Company's implementation costs of its card processing business plan, including system development, business development and general administration.

Liquidity and Capital Reserves

At September 30, 2004, the Company had cash resources of $31,807. At December 31, 2003, it had cash resources of $1,018. At September 30, 2004 total current liabilities exceeded total current assets by $546,135 compared to $388,530 at December 31, 2003. Shareholders, directors and related party advances comprise $406,696 of the current liabilities. This amount includes $100,000 owing to the Company's former JV partner, Shandong Hengtong Chemical Industrial Company Ltd.

The Company has purchased the necessary servers and related equipment to provide services to both e-Charge and DFS business developments noted above. We utilize skill-specific consultants as needed and do not anticipate a significant change in the number of our employees within the next 12 months.

To date, equity investments, shareholder and director advances have been the primary source of funds for the Company and are expected to continue, subject to termination at any time.

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

We require additional cash to continue our development and grow revenue operations. Such additional capital may be raised through additional public or private financings, as well as borrowings and other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

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

ITEM 4. VOTE OF SECURITY HOLDERS

No matters were submitted to a Vote of Security Holders during the period.

ITEM 5. OTHER ITEMS

During the three months ended September 30, 2004 the Company issued unregistered securities as follows:

1.

1,367,528 Equity Units for total cash proceeds of $341,882; each Unit consisting of one common share and one redeemable common share purchase warrant exercisable until October 1, 2006 at an exercise price of $0.75 per share.

2.	382,900 common shares for the settlement of amounts due related parties of $57,435.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

a)	Exhibits	Document Description

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
	32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
	32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

b) Reports on Form 8-K.

On the 19th day of August, 2004, the Company filed the following disclosure: Asia Payment Systems, Inc. announced that it has signed a credit card processing services agreement with Telecom Innovation Limited.

On the 30th day of August, 2004, the Company filed the following disclosure: Asia Payment Systems, Inc. announced that it has signed an Memorandum of Understanding with Shanghai CRC Telecom ("Shanghai Railcom") to establish an International Credit Bureau.

On the 31st day of August 2004, the Company filed the following disclosure Asia Payment Systems, Inc. announced that it has signed a credit card processing services agreement with Circle Telecom USA.

On the 20th day of September, 2004, the Company filed the following disclosure: Asia Payment Systems, Inc. announced that it has completed the development of the first phase of the Asia Pay Japan credit card processing network.

On the 11th day of November 2004, the Company filed the following disclosure: Asia Payment Systems, Inc. announced that it has received approval from the Beijing Municipal Government for a Representative Office License.

On the 17th day of November 2004, the Company filed the following disclosure: Asia Payment Systems, Inc. announced that it that it has signed a Memorandum of Understanding for credit card processing services in Japan with MAX TO ONE Co. Ltd. of Tokyo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November 2004.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	/s/ Matt Mecke
Matt Mecke,
President and Principal Executive Officer

BY:	/s/ Benjamin Leboe
Benjamin Leboe,
Principal Financial Officer