Form 10KSB
period 2004-12-31
ASIA PAYMENT SYSTEMS
filed 2005-05-09
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ______ to ______

                          COMMISSION FILE NO. 000-30013
                          _____________________________

                           ASIA PAYMENT SYSTEMS, INC.
                 (Name of small business issuer in its charter)

                 NEVADA                                     98-0204780
     (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                   Identification No.)


     800 5TH AVENUE, SUITE 4100, SEATTLE, WA                   98104
(Address of small business issuer's executive officers)      (Zip Code)

Issuer's Telephone Number: (206) 447-1379

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
           NONE                                          NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.001              PREFERRED STOCK, PAR VALUE $0.001
     TITLE OF EACH CLASS                          TITLE OF EACH CLASS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [ ] Yes [X] No

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 11, 2005 was approximately $50,383,000.

     As of April 11, 2005, there were 32,028,106 shares of the issuer's $.001 par value common stock issued and outstanding. As of April 11, 2005 there were no shares of the issuer's $.001 par value preferred stock issued and outstanding.

     Documents incorporated by reference. None.


================================================================================

                                TABLE OF CONTENTS
PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .   1

ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .   7

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. .   7

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION. . . . . . . . . . . . . . . . . .  10

ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS . . . . . . . . . .  36

ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .  36

ITEM 8B.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  36

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. . .  40

ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . .  42

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. .  46

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .  47

ITEM 13.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES. . . . . . . . . . . . . .  48


================================================================================

                                     PART I

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this Part I or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading "Risk Factors" below. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words "believe," "expect," "anticipate" or similar expressions to make forward-looking statements. We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances.

ITEM 1.     DESCRIPTION OF BUSINESS.

Asia Payment Systems, Inc. (sometimes referred to as "we," "our," "us," or the "company"), formerly Asian Alliance Ventures, Inc., was incorporated in the State of Nevada on October 2, 1998, and maintains its principal executive offices at 800 5th Avenue, Suite 4100, Seattle, Washington 98104.

We offer credit card transaction processing and merchant acquiring services. We plan to offer credit card clearing services to merchants and financial institutions, primarily focusing on China and Japan. Our Mission is to be a provider of third-party processing services in China to bankcard accepting merchants, issuers of bank credit cards, issuers of petroleum station retail cards, and to issuers of merchandise and grocery retail cards.

HISTORY

In August 1999, we entered into a joint venture agreement with Shandong Hengtong Chemical Industrial Company, Ltd. ("Shandong Industrial"), a large, established company in Linyi City, partially owned by the Peoples Republic of China and located in the Southeast of Shandong Province. Together with Shandong Industry, we formed Shandong Hengtong Development Chemical Co. Ltd ("Shandong Development") as our joint venture enterprise. The purpose of the joint venture was to acquire and run the nitrogen fertilizer plant of Shandong Industrial, to expand the fertilizer operations by adding power generation plants and to acquire other fertilizer plants.

From 1999 to mid 2003, our former management attempted to raise $13 million by contacting investors, arranging for investors to visit China and bringing senior management from Shandong Industrial to North America to meet investors. The company was not successful in raising $13 million, which was to be its contribution to the joint venture. The prevailing investment climate was not conducive to raising equity.

In August 2003, we terminated the joint venture with Shandong Industrial and sought to acquire a new business to provide the credit card clearing services. The company acquired WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China, in consideration of 6,500,000 restricted shares of our common stock. WelWay was developing a business to provide credit card clearing services for merchants in China and throughout Asia, as well as providing third party credit card clearing services to financial institutions and oil companies in China.

In November 2003, we changed our name to Asia Payment Systems, Inc. In February, 2004, we closed the acquisition of WelWay. The management and assets of WelWay were transferred to the company, and we ceased to use the name WelWay Development. Subsequently, our common stock began trading on the over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "APYM.OB."

THE SERVICES

Our business plan includes two primary services: (1) data processing services to merchants for credit and debit card transactions (referred to in this report as our "payment processing services"), and (2) credit card clearing services to card issuers (referred to in this report as "credit card clearing services").
We are currently offering the payment processing services. We plan to offer credit card clearing services sometime after the beginning of 2006.


                                                                               1
================================================================================

     Payment Processing Services

We started offering payment processing services to Japanese and U.S. merchants in 2004. We plan to offer these services to Chinese merchants in the second quarter of 2005.

We provide the data routing as well as the initial credit card merchant agreement approval process, credit card Point of Sale ("POS"), IP POS terminal installation, and related services as required by each merchant. Each time a client merchant receives a credit card sale request, the merchant swipes the customer card through a store POS terminal or integrated IP cash register which is linked to our payment processing service, which we refer to as our APAYcard system. APAYcard is the transaction processing engine we have developed to switch transactions received from retail stores to the relevant financial institutions such as Visa or MasterCard. We provide the remainder of the services required to confirm the customer credit card sale and, within the agreed upon period of time, provide the merchant with the ability to confirm they have received the correct funds deposited electronically into their merchant bank account. Our average transaction time for transactions is currently 2 seconds from beginning to end.

Our payment processing service involves the use of our proprietary computer software program designed to receive debit and credit transaction information from retail merchants and to forward it in readable format to the proper clearing house or financial institution. We also license the use of a portion of our existing software from ClearCommerce Corporation, a United States company. Our program receives information directly from the merchant, and then sends it to the appropriate financial institution (such as Bank of America) through the appropriate clearing house (such as Visa or MasterCard in the United States, GP Network in Japan and China UnionPay in China) for proper payment. We contract directly with the retail merchant for our services and receive a flat fee for each transaction processed from the merchant. We send the information to the clearing house, and the clearing house sends the information to the proper financial institution for payment. The clearing house receives a fee from the financial institution. We do not owe any fees to the clearing house.

Our program is operated from our six servers, currently located in Okinawa, Japan. We use our servers in Japan to process all our transactions in Japan. We are currently building a similar system which we plan to use to process our transactions in China. We also plan to operate servers running APAYcard in China to serve the Chinese market.

Our transactions processed in the U.S. are conducted through an agreement with ClearCommerce Corporation. This entity hosts the processing on their servers in the U.S. We receive a flat fee from the merchants in the U.S., and ClearCommerce acts as the clearing house. Instead of sending information to our servers in Okinawa, merchants in the U.S. send information to Asia Payment Systems via ClearCommerce servers in the U.S.

We are currently providing our payment processing services to DFS Group, a retail merchant in Japan, pursuant to an agreement dated May 1, 2004. This agreement is more fully described in Item 8B, beginning on page 36 below. We did not recognize revenue from this agreement until 2005.

We did not recognize any operating revenue from inception through December 31, 2004. Our revenue for the current fiscal year is currently dependent almost entirely upon our agreement with DFS Group of Japan. We plan to begin providing our payment processing services to merchants in China in the second quarter of 2005. We expect that by the end of the year, such sales will exceed the sales expected from DFS Group. However, we do not currently have sufficient liquidity and capital resources to implement this plan. Please see Item 6, Management's Plan of Operation, beginning on page 10 below.

The key to our business plan is our growth in China. The key to our business plan in China is our access to telecommunication services in China that allow us to use the telephone lines and Internet to provide our payment processing services to Chinese merchants. We recently secured this access through our contract with Shanghai CRC Telecom Co., Ltd. ("SCRC"), more fully described in
Item 8B of this report. We are starting a 9-month pilot project with SCRS, pursuant to which we are developing a partnership to provide two main services in China:

(a) an individual and business credit reference service platform that meets international standards, such as that used by Equifax, Experian and Trans Union, and


                                                                               2
================================================================================

(b) a payment processing system for merchants in China. We are installing our payment processing systems in SCRC facilities in China.

We will provide our payment processing services to merchants through relationships with SCRC. We will use the services of the government-owned clearing house service called China UnionPay, until that monopoly is opened to competition by the Chinese government. SCRC will negotiate rates for the clearing house services that will be passed on to our merchant customers. We plan to charge a flat rate per transaction, similar to our rate plans operated in Japan. See the description of our current agreement with SCRC in Item 8B below incorporated by reference.

We have a three-year equipment lease to use the telecommunication lines controlled by SRCR in China. SRCR's network covers the majority of China as it parallels the national railway line network. We plan to use this access to help make our partnership with the SCRC the premier international payment processing system in China. Once a critical mass of merchant accounts has been enrolled, we will market this payment account base to selected Chinese banks.

We plan to deploy our own bankcard payment processing platform in China using open-systems technologies and networks, off-the-shelf card processing packages and new generation IP POS transaction systems combined with fault-tolerant server clusters. Our merchant services platform has already been released in Japan and is being installed in China.

We plan to migrate host systems for international transactions to Hawaii and deploy them in a fault-tolerant model on a server cluster with dual network links from separate providers. Our host systems will be connected to international bankcard networks and card processors providing access to VISA and MasterCard, AMEX, JCB, Diners Club, First Data, Paymentech, Wells Fargo, NatWest, and similar financial institutions. This will enable us to process almost all electronic payment methods, card types and many currencies. It is designed as a feature rich card processing platform with state-of-the-art fraud detection services, security and merchant management and rich reporting.

We have licensed technology from Clear Commerce that allows us to provide merchants with very comprehensive reporting and that opens gateways for us into Visa and MasterCard. This software includes highly developed fraud protection to provide extra security for merchants in the online world. It also includes features to allow the merchant to self-manage their functionality in accordance with changes in their business.

     Credit card clearing services

There are in excess of 100 banks in China with credit card issuing and merchant services programs. Many of these are small regional operators that have no significant investment in card services and that primarily use China UnionPay "CUP" to process debit card transactions on their behalf. Typically the smaller banks have no credit card program whatsoever.

Industry figures indicate a card base of 200,000+ is required to generate an acceptable return on investment. This means many of the smaller "tier 2 & 3 banks" will not be able to participate in the credit card business and will lose existing customers to larger banks. We believe these smaller banks make up approximately 20% of the credit card clearing service market in China.

We believe there is significant opportunity in this area for us to offer these smaller banks a partial or complete outsourcing service for their card clearing. We have had discussions with several of these banks, and they have indicated strong interest in our services. We plan to have our sales force vigorously pursue this market in the latter half of 2005 after the banking industry in China opens to foreign service providers

Our services will include database marketing (from the banks own customer file), 3rd Party card issuing and merchant acquiring outsourced services, transaction processing services, loyalty programs, and cardholder help desk services. Where appropriate, we will partner with third-party companies to deliver elements of the outsourced solution, including card manufacturers, mailing houses and logistics companies.


                                                                               3
================================================================================

The information we gain from providing this service will integrate well with our plans for the development of credit bureaus in China. As many of the smaller banks are the only service provider in a particular geographic, it may be possible to be in a dominant position in this sector in some regions.

THE MARKET AND COMPETITION

Our primary market is the credit card processing market. Although we are currently providing services to DFS Group in Japan, our initial focus is on China. We are considering expansion into other Asian markets.

The market for credit card clearing services in China, with a population of 1.4 billion, is expected to grow over the next six years at a compounded annual rate of growth in total credit card loans of 88%. We expect growth from US$300 million in 2003 to US$13.2 billion in 2009. In addition, only 5% of the merchants in China are capable of accepting cards as compared with 81% of U.S. merchants and 79% of Japanese markets. The current transaction processing infrastructure is significantly immature and incapable of supporting the anticipated robust growth. We are aggressively pursuing this opportunity to provide this infrastructure to both merchants and banks as customers of our third-party processing systems.

Presently, Chinese merchants who wish to accept credit cards from customers must contact or be contacted by one of the 110+ China UnionPay accredited banks to begin the process of determining their qualification to accept domestic China cards. There are no independent third-party processing companies currently operating in China; however, First Data Corp. recently announced an agreement to provide merchant and card issuing services to China Everbright Bank in Shanghai.

No providers are currently dominant in our primary target area: the credit card processing market. In debit card processing, China Union Pay has over 90% market share, but this is not seen as a large growth area for us because there is increasingly less revenue in the processing of debit cards than in credit cards. We do not believe there is a dominant player in the credit card market, but there are no statistics published regarding this. Credit card services are provided by several banks, but the card population is extremely low because it is difficult to find merchants that accept this form of payment. Many of these credit cards have been issued to high income Chinese and are used more overseas than in China. Competitors are expected to include First Data, China UnionPay, HSBC/BOCOM [Bank of Communications], Citibank, EDS, and other Chinese banks.

GOVERNMENT REGULATION AND SYSTEM CERTIFICATION

We need to procure business operating licenses in each city in China where we intend to develop business. We have already secured representatives Office licenses for Beijing (November 2004) and Shenzhen (February, 2005) SCRC has committed to obtain the licenses necessary for our payment processing services in Shanghai as part of our partnership. This process should be completed by the end of 2005. [The agreement with SCRC provides that Asia Pay will reimburse them for costs and expenses to get licenses within a budget of $300,000. In addition to the normal business operating licenses, the company will be required to submit our systems for review and testing by Visa & MasterCard as well as other card industry associations (i.e. AMEX, JCB, Diners, Discover, China UnionPay) to receive approval as a third-party technology vendor of payment processing services to these credit card industry associations. With China business licenses and with international payment industry association certification, we plan to begin providing merchant credit card clearing services by cooperating with local banks and with the payment industry (China UnionPay) in China. China financial transactions are administered and are overseen by the People's Bank of China who operates and owns the China UnionPay network. The government of China or the People's Bank of China may also decide at any time that they would like to provide additional certification of the security and soundness of the company's systems. We do not assume that we will be able to process across all sectors of the China payments business, but we will undertake to develop relationships with the China Credit Card Processing Industry administrators and the People's Bank of China. We will continue to build relationships with appropriate city, local, provincial, and Central Government/Beijing authorities to provide information about the company's credit card processing operations and capabilities and seek approval from the authorities to perform additional services as required by our customers in the future.

The company has registered a representative office in Beijing for the purpose of determining the most appropriate corporate structure of our business in China as well as the various Joint Ventures which may or may not come to


                                                                               4
================================================================================
fruition during our market research and assessment phase. Once potential JVs are concluded with Chinese partners, and our company lawyers in China have determined the most appropriate structure to hold such China opportunities, we will register and file the required applications with the various governmental and business license agencies where we intend to operate our business.

The company's business in China may be adversely affected by changes in the political and social conditions. This may include:

     - changes in governmental policies with respect to laws and regulations,

     -    inflationary measures,

     -    currency conversion and remittance abroad, and

     -    rates and methods of taxation.

While China's government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is possible that a change in the PRC leadership could lead to changes in economic policy.

EMPLOYEES

As of April 11, 2005, the company has twelve (12) employees. It administers the business through consulting arrangements with the company's officers, directors and other individuals.

RISK FACTORS

WE HAVE NO HISTORY OF OPERATIONS, AND WE DO NOT HAVE ENOUGH LIQUIDITY AND CAPITAL RESOURCES TO IMPLEMENT OUR PLAN OF OPERATION.

The company has no history of operations. We currently do not have sufficient capital or customers to implement our plan of operation. If we are unable to raise capital through the sale of debt or equity, or a combination or both, within the next six to nine months, we will not be able to implement our current business plan and may not be able to become successful in this market.

Our industry involves establishing credit card processing/banking systems with mature and stable technology. We have recently observed changes in technology as evidenced by the Internet and Internet-related services and applications, new and better software, faster computers, and modems but the basic systems for the payment processing industry have not changed significantly. As technology changes, our customers will expect more better services. Our success will depend on our ability to use existing technology and to develop and market new services. The costs and expenses associated with such an effort will be significant. Currently, we do not have sufficient capital and customers to carry out our full business plan. There is no assurance that we will be able to find the funds necessary to acquire the necessary technology. Even if such funds are available, we cannot make assurance that we can successfully develop new services for the Chinese credit card market. Any failure to provide state of the art technology to our customers or delays in providing services could cause us to lose customers to our competitors.

WE ARE CURRENTLY DEPENDENT UPON OUR RELATIONSHIP WITH ONE CUSTOMER, DFS, FOR REVENUE AND UPON OUR RELATIONSHIP WITH SCRC FOR FUTURE POTENTIAL REVENUE.

The loss of either of these relationships could negatively impact our business plan.


                                                                               5
================================================================================

WE REQUIRE ADDITIONAL FINANCING TO BE ABLE TO MEET OUR CURRENT LIABILITIES, AND WE HAVE DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Auditors' report on the company's consolidated financial statements for the year ended December 31, 2004, raises substantial doubt about the company's ability to continue as a going concern. We need additional cash during the next twelve months to finance operations and to pay $74,411 of existing accounts payable and our additional commitment of approximately $145,000 per month. We had no operating revenue during 2004. We started recognizing revenue during the
first quarter of 2005.   At December 31, 2004, we had cash of $18,780.  This has
been reduced during 2005. If we are unable to generate significant cash flow before the end of the third quarter of 2005, we will be required to curtail operations substantially, and seek additional capital. There is no assurance that we will be able to obtain additional capital on terms and conditions favorable to the company, if at all.

OUR RESULTS OF OPERATIONS ARE SUBJECT TO SIGNIFICANT FOREIGN ECONOMIC AND POLITICAL RISKS

Our operations are conducted in the Peoples Republic of China (PRC). Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

WE HAVE NO HISTORY OF OPERATIONS IN CHINA TO PREDICT THE LEVEL OF MARKET ACCEPTANCE WE CAN EXPECT FOR OUR SERVICES.

Our success and growth will depend upon our ability to market our payment processing services in China. We have no experience in this market and we cannot reliably predict the time it will take for our services to be accepted by Chinese merchants, if at all.

MOST OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES THAN OUR COMPANY.

Information is very limited on the size and capabilities of most of our competitors in China. Our competitors are large established companies with far greater financial resources than Asia Pay; however their technical and marketing resources in China may not be as focused on our target market. Local banks have large sales teams but they are typically unmotivated and provide poor service levels. In the area of technical resources, we believe there is little knowledge in the card processing area. We believe that we have a good understanding of prevailing technologies. In most cases, we do not believe that our competitors can deliver the same quality of service and software as Asia Pay; however, our competitors can use their financial advantage to update their cumbersome internal systems to compete with Asia Pay.

WE ARE SUBSTANTIALLY DEPENDENT UPON THE CONTINUED SERVICE OF MATT MECKE AND EDITH HO.

Our success depends upon the continued services of Matt Mecke and Edith Kam Ying Ho. We have an employment agreement with Matt Mecke. The agreement has a one year term effective until June 21, 2005, and we expect to renew it for a further one-year term ending on June 21, 2006 with the same terms and conditions. Our success has been and will continue to depend on the services of key technical and managerial personnel. We also believe that our success depends on our ability to continue to be able to attract, retain and motivate highly skilled technical and management employees and consultants who are in great demand. There is no assurance that we will be able to attract and retain such employees and our failure to do so could adversely affect our business.


                                                                               6
================================================================================

WE MAY BE REQUIRED TO INDEMNIFY OUR OFFICERS AND DIRECTORS FOR LIABILITY TO SHAREHOLDERS OR THE PUBLIC.

Our Articles of Incorporation and Bylaws provide that the company will indemnify any director, officer, agent and/or employee for liabilities on the terms and conditions permitted by the corporate laws of the State of Nevada corporate law. We may purchase and maintain insurance on behalf of any such persons whether or not the company would have the power to indemnify such person against the liability insured against. This could result in substantial expenditures by the company and prevent our recovery from such officers, directors, agents and employees for losses incurred by the company as a result of their actions. We have been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

WE DO NOT PLAN TO PAY DIVIDENDS AND SHAREHOLDERS MAY NOT RECEIVE ANY RETURN ON THEIR INVESTMENT.

We do not anticipate paying dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on earnings, if any, of the company, our financial requirements and other factors outside of our control.

OUR STOCK IS SUBJECT TO THE PENNY STOCK SALES REQUIREMENTS WHICH MAY MAKE IT DIFFICULT AND EXPENSIVE TO SELL OUR STOCK IN THE PUBLIC MARKET.

Our stock is covered by a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the company's stock and it may also affect the ability of purchasers of our common stock to sell their shares in the secondary market.

ITEM 2.     DESCRIPTION OF PROPERTY.

PROPERTY HELD BY US

We do not own any real estate. We do not own any inventory. Our capital assets are primarily comprised of computer equipment.

OUR FACILITIES

We rent corporate space located at 800 5th Avenue, Suite 4100, Seattle, Washington and The Chrysler Building 405 Lexington Avenue, 26th Floor New York, NY. We also rent a finance office at the Ocean Centre, Rm. 1430, Kowloon, Hong Kong. We have branch offices located at Room 1022-1013, B&H Plaza, 27 Industry Ave., Shekou, Shenzhen, China and in Beijing, China.

                                     PART II

ITEM 5.     MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 11, 2005, we had 83 shareholders of record. In February 2004, our securities commenced trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "APYM.OB".

The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years, from February 2004 through December 2004. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.


                                                                               7
================================================================================

2004                               High         Low

Quarter ended

March 31                          $0.85       $0.10

June 30                           $0.74       $0.22

September 30                      $0.51       $0.12

December 31                       $0.48       $0.09

Emerging companies and the stock market generally have experienced significant price and volume fluctuations. Similarly, the market price of our common shares may fluctuate related to a number of events and reasons, often not related to or consistent with operating performance.

DIVIDENDS

We have not declared any cash dividends, nor do we intend to do so in the foreseeable future.

UNREGISTERED SALES OF SECURITIES

In February 2004, we issued 6,500,000 shares of our common stock in connection with our acquisition of WelWay, as described in Item 5 of our Form 10-QSB for the period ended March 31, 2004, incorporated herein by reference. The issue of shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation
D. The sale did not involve a public offering or general solicitation. No commissions were paid on the issue of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144.
The offer was closed on or about February 28, 2004.

In September 2004, we issued 1,367,528 shares common stock and warrants for proceeds of $304,682 as described in Item 5 of our Form 10-QSB for the period ended September 30, 2004, incorporated herein by reference. The offer and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares.
The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer of Equity Units was closed on or about October 1, 2004. The offer of common stock for settlement amount was closed on October 1, 2004.

In September 2004 we issued 382,220 shares of common stock for the settlement of amounts due to two related parties totaling $57,435. The shares were valued at $0.15 per share, which was the closing market price of our common stock on the date of the settlement. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about September 30, 2004.

In October 2004, we issued 940,000 shares of common stock for the settlement of amounts due to three related parties totaling $141,000. The shares were valued at $0.15 per share, the closing market price of our common stock on the date of the transaction. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about October 6, 2004.


                                                                               8
================================================================================

In December 2004, we issued 1,813,333 shares of common stock and warrants to purchase 1,813,333 shares of common stock to three accredited investors for total cash proceeds of $272,000. The warrants are exercisable until January 24, 2007 at an exercise price of $0.30 per share. The offer and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares.
The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about December 14, 2004.

On or about December 10, 2004, we issued warrants to purchase 490,000 shares of common stock exercisable until October - December 2006 at an exercise price of $0.16 per share, for consulting services. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about December 10, 2004.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION

In 2004 we adopted the 2004 Nonqualified Stock Option Plan (the "Plan") as described in our Form S-8. The Plan provides for the issuance of stock options for services rendered by officers, directors, employees and consultants. The Board of Directors is vested with the power to determine the terms and conditions of the options. The Plan includes 5,000,000 shares. During the year ended December 31, 2004, the company granted 4,741,980 stock options pursuant to the Plan at exercise prices ranging from $0.001 to $0.25 per share, of which 3,241,980 stock options were granted to non-employees. 1,536,980 options were exercised and 100,000 options were forfeited. Under the Plan, 3,105,000 options are outstanding and 358,020 options are available for issuance as at December 31, 2004.

-----------------------------------------------------------------------------------------------------
                                                      WEIGHTED-AVERAGE
                           NUMBER OF SECURITIES TO    EXERCISE PRICE OF      NUMBER OF SECURITIES
                           BE ISSUED UPON EXERCISE    OUTSTANDING OPTIONS,   REMAINING AVAILABLE FOR
                           OF OUTSTANDING OPTIONS,    WARRANTS AND RIGHTS    FUTURE ISSUANCE UNDER
                           WARRANTS AND RIGHTS                (B)            EQUITY COMPENSATION
                                     (A)                                     PLANS (EXCLUDING
                                                                             SECURITIES REFLECTED IN
                                                                             COLUMN (A))
-----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security                              0                       0                         0
holders
-----------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security                  3,105,000  $                 0.21                   358,020
holders
-----------------------------------------------------------------------------------------------------

SECTION 15(G) OF THE SECURITIES EXCHANGE ACT OF 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. The Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These Rules require a one page summary of certain essential items. The items include:


                                                                               9
================================================================================

     - the risk of investing in penny stocks in both public offerings and secondary marketing;

     - terms important to understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealer's "spread" and broker/dealer compensation;

     -    the broker/dealer compensation,

     - the broker/dealer's duties to our customers, including the disclosures required by any other penny stock disclosure rules;

     - the customer's rights and remedies in causes of fraud in penny stock transactions;

     -    the NASD's toll free telephone number and

     -    the central number of the North American Administrators
Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.     MANAGEMENT'S PLAN OF OPERATION

Currently, we do not have sufficient capital to implement our entire plan of operations. All of the information contained herein reflects a prospective plan of future operation. There is no assurance that the plan will be implemented.

IMPLEMENTATION OF OUR SYSTEMS AND TECHNOLOGY

Our systems and technology will be implemented to meet the requirements of the two main focus areas of our business: payment processing services and credit card clearing services.

We plan to offer efficient interoperability (ability for disparate systems to share and exchange information), leverage our infrastructure from our Shanghai data center, and use our knowledge of the China market to offer fast and robust transaction processing for merchants. We will partner with competitors where appropriate to implement solutions that are superior in architectural and technological terms to those currently offered in China by local banks.

Our technology platforms, comprising servers, sub systems, security and communication systems, will be capable of being fully integrated with the existing payment infrastructure of China UnionPay and also those of other financial institutions. The use of IP (Internet Protocol) based technology can be easily deployed and SCRC has an efficient communication network that we will use. Our goal is to use our knowledge of international card processing systems to provide Chinese merchants with (a) greater access to their data, and (b) reporting capabilities currently not available in this market.

In China (and follow-on target markets in Asia), we will deploy our own bankcard payment processing platform using open-systems technologies and networks, off-the-shelf card processing packages and new generation IP POS transaction systems combined with fault-tolerant server clusters. The architecture of our payment platform reflects our experience in this industry. Our merchant services platform has already been released.

MARKETING STRATEGY

The China Banking Regulatory Commission recently announced that there is a possibility for foreign banks to issue credit cards in China "in the near future." With the doors opening up to foreign banks in the next few years, more pressure is being applied to local banks to be competitive in products and services or else they will be swept aside by the newcomers.

We expect Chinese merchants to cooperate with a Chinese bank to set up our card accepting systems and link them to China UnionPay. China UnionPay is the core monopoly provider of transaction routing services for ATM transactions between Chinese member banks. China Union Pay has recently started to provide all of the front-end


                                                                              10
================================================================================
data systems to accept all of the China merchant transaction requests. They are then routed for approval and settlement either by China UnionPay on behalf of member banks or by member banks themselves where they have in house credit card processing systems. Some banks may elect to do settlement (this process collates all transactions which are to be remitted to the acquiring banks into a set of settlement files which are thereafter sent to each bank) directly and can build a direct interface to a merchant for credit cards - similar to what we plan on doing.

The business of running a credit card business requires considerable investment in operations and technology, typically 200,000 to 500,000 card accounts per company is the minimum to break even. This may be higher in China. This presents a great opportunity for us to provide such services for the financial
institutions.   Many financial institutions want to provide these services to their cardholder customers and merchant customers to retain clients. However, they do not want all the exposure that running this business can bring. We will provide those services for them.

We plan to compete by providing faster implementation, better reporting, more responsive customer service, lower prices and better security features.

     Faster Implementation

Our use of the Clear Commerce engine (under license) allows us to provide world-class transaction processing. Our agreement with SCRC gives us access to the Chinese infrastructure needed to operate the Clear Commerce engine in China. We believe most other international competitors currently have virtually no access into the Chinese market. We believe we will be one of the first U.S. companies to be able to provide this service in China.

We plan to present our merchant customer prospects with a complete turnkey payment solution. This will include merchant bank accounts, reports and account management functions, payment processing terminals (both physical POS solutions as well as IP POS systems) and our own third-party payment processing system (with competitive rates and international-style features). Once a critical mass of merchant accounts has been enrolled, we will market this payment account base to selected Chinese banks.

We will utilize our relationship with Shanghai CRC Telecom Co., Ltd. for rollout and support of stand alone merchant systems and IP/LAN-based merchant systems.

     Better Reporting and More Responsive Customer Service

We plan to provide greater flexibility within APAYcard by expanding the functionality to include loyalty schemes. These loyalty systems, riding on the back of the transaction processing system, will allow merchants to produce better customer statements, marketing mailings, and reward redemptions. The goal of the loyalty system is to provide merchants with increased customer retention and therefore grow their transaction volume with our company.

     Lower Prices

We anticipate offering lower transaction prices because of our ability to aggregate merchant transaction volumes negotiate more favorable wholesale rates through China UnionPay. In addition, we believe we will have a lower cost of operations in China, allowing us to offer our services at lower prices. In China, credit card transaction rates currently vary from 3-5%. In Japan, they can be even higher than 5% for smaller merchants. We believe we can offer better rates because we will have a larger aggregate volume of transactions to Visa, MasterCard and other card companies. We believe we can negotiate more favorable rates because of this higher volume and because we will be providing some of the services through our call center that these card companies provide merchants at higher rates. It is expected that in addition to lowering transaction fees, we will be able to keep 0.010-0.050% of savings on the value of each transaction, thereby increasing our margin of profit over competitors.

     Better Security

The credit card processing business requires extensive and proven security measures which we will employ, as follows:


                                                                              11
================================================================================

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

STAFFING

Our senior executives are well-known and respected in the transaction processing industry throughout the Asia-Pacific region. The directors have extensive international and public company experience and have successful experience building start-ups.

For the initial design and rollout of the systems required, our Chief Technical Manager (CTM) will lead the effort along with project-based contract staff. The initial contract staff has been drawn from a network of highly-skilled personnel. These persons are required to get the complex aspects of the systems
- such as architecture, security, redundancy and performance - taken care of in a timely, get-it-right-first-time and cost-effective manner. It is extremely difficult to find such persons in the offshore markets. However, the contract staff has been supplemented by Chinese staff for the management and administration of systems, predominantely the more time-consuming and standardized development efforts. We are currently training Chinese staff so that this staff can be utilized going forward under the supervision of the CTM, Chief Information Manager, Operations Manager, and Project Managers.

Our core development center, as well as our Network Operations Center (NOC), will be based in Shenzhen and Shanghai. We have deployed our initial data center services in Shenzhen. Shenzhen will later become our secondary data center site once Shanghai and Beijing become primary data center sites.
Shenzhen will remain our research and development center at least for the coming year.

Once the technology development is concluded, the sales and marketing department will be increased to a staff of 3-4 in each of Shenzhen, Shanghai and Beijing during Q3 to introduce APAYcard to larger merchants and to establish an ISO (Independent Sales Organization) network to target smaller merchants. This will be subsequently complimented by a service delivery organization in all three centers that will be responsible for the implementation of the platform (card reading devices) into merchant premises and bringing the merchant on-line. This work force will be developed in line with business growth. The deployment of these personnel is dependent upon future sales growth and capital raising.

DISTRIBUTION

We plan to establish a human sales force to drive the product into the market place. This sales force will be both regionally and vertically oriented to ensure strong coverage of the target customers. Using commercially available market data, we will identify and make direct approaches to the top twenty merchants in each selected vertical (e.g. supermarket, department store, fast food restaurants, etc.) in each region in China. In Japan, we will use a third party organization to make these approaches.

We will target clients and customers that are multinational or international retailers (e.g. Wal Mart, Carrefour, B&Q), domestic Chinese retail merchants, and middle-tier to small Chinese banks, and retail and oil card program issuers such as BP and Sinopec (29,423 gas stations) either developing new card programs in China or those wishing to outsource such programs. We will approach the larger merchants and tier two banks directly and plan to implement a channel sales strategy via independent sales organizations (ISO) to address the enormous small-business mart across China. The ISOs will be located within the eastern part of China initially covering Beijing,


                                                                              12
================================================================================

Shanghai, Guangzhou and Shenzhen as this is predominantly where most of the cardholders will be located as incomes are much higher than in western China.

REVENUE

We will receive a flat rate for each credit card sale processed from a retail store. In addition to an initial system implementation fee, we will charge each merchant either a flat monthly fee for this service or will charge a fee on a per transaction basis. This will depend upon the requirements and sales volume of each merchant.

International services will generate US Dollars (USD) to be used to settle expenses owed in USD incurred during the normal course of business. Revenue received in Chinese Yuan (RMB) will generally be utilized to develop our business in China. When there is a need to convert Chinese RMB funds into USD or other international currencies, we will cooperate with the government of China and the Bank of China to obtain all required licenses and approvals for the transfer of funds from Chinese RMB into an approved overseas foreign currency account.

SIGNIFICANT MILESTONES

We have developed a detailed operational plan, summarized below, for implementation as we acquire the necessary resources.

TARGET DATE       PRINCIPAL MILESTONES                                 BUDGET

------------------------------------------------------------------------------------

Completed         Beijing Representative Office                          100,000 USD
3Q 2005           China Business License                                 150,000 USD
3Q-4Q 2005        China Joint Venture Approval                           250,000 USD
Near Completion   China Merchant Services Platform completed             950,000 USD
Near Completion   Individual City APAY Hub - Shenzhen                    150,000 USD
3Q 2005           Individual City APAY Hub - Guangzhou                   125,000 USD
2Q 2005           Individual City APAY Hub - Beijing                     150,000 USD
In Process        Individual City APAY Hub - Shanghai                    125,000 USD
3Q-4Q 2005        Retail/Oil/Bankcard 3rd Party System Platform built  5,000,000 USD
Open              20,000 APAY Merchant Location Sales Goal                       n/a

As of today, we do not have the funds to implement the forgoing plan of operations. There are no assurances that we will have the funds to implement this plan of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have not generated revenues from operations during the last two fiscal years. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our consolidated financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.


                                                                              13
================================================================================

     Revenue Recognition

We are still in the development stage and have not generated any commercial sales. We plan to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

We have developed prototype systems for testing by potential customers which have been billed for a portion of the costs incurred. We record these cost recoveries as a credit to the respective expense in the statement of operations. Billed recoveries from prototype installation processing of $1,144 were applied to reduce development expenses.

     Stock Based Compensation

We have elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of our employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The implementation of the above pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Our independent auditors have issued a going concern opinion on our consolidated financial statements that raises substantial doubt about our ability to continue as a going concern.

We did not have any revenues from operations for the twelve-month periods ended December 31, 2004, and December 31, 2003. For the twelve months ended December 31, 2004, we reported an operating loss of $1,497,940 compared to $213,105 for the same period in 2003. In all periods we did not report revenues because incidental start up revenue or $1,144 was offset against expenses, and we are a development stage company.

Of the increase in operating loss of $1,284,835 between 2003 and 2004, $309,421 was due to increased management and professional fees. General and administrative expenses increased by $218,356, and stock based compensation, a non-cash expense which is general and administrative by nature, increased from nil to $697,783. The expenses were funded from shareholder and director advances of $142,928 and net proceeds of capital stock issued for cash of $602,918.


                                                                              14
================================================================================

At December 31, 2004, we had cash resources of $18,780. At December 31, 2003, we had cash resources of $1,018. At December 31, 2004, we had current assets of $19,925 and total current liabilities of $412,903, with total current liabilities exceeding total current assets by $392,978. At December 31, 2003, we had total current assets of $1,018 and total current liabilities of $389,548. At December 31, 2003, total current liabilities exceeded total current assets by $388,530. The majority of current liabilities are due to related parties.

Subject to acquiring the necessary funding, we anticipate that we will lease or purchase additional equipment and add 10-15 new employees within the next 12 months.

As of December 31, 2004, our principal capital resources have been acquired through a combination of short term debt, related-party advances, and the issuance of capital stock. For the period ended December 31, 2004, our company used $710,529 in operating activities. This compared to $192,352 in the prior period.

We require additional cash to implement our business strategies. Management plans to raise additional capital through additional public or private financings, as well as borrowings and other resources such as related party advances. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms. If adequate funds are not available within the next 12 months, we will be required to further curtail or suspend operations. In the alternative, we may seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.


                                                                              15
================================================================================

ITEM 7.     FINANCIAL STATEMENTS

     ASIA PAYMENT SYSTEMS INC. AND SUBSIDIARIES
     (A DEVELOPMENT STAGE COMPANY)


     CONSOLIDATED

     FINANCIAL STATEMENTS

     DECEMBER 31, 2004 AND 2003


                                                                              16
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)


CONSOLIDATED  FINANCIAL  STATEMENTS


CONTENTS

                                                                Page

Reports of Independent Registered Public Accounting Firms       F-1

Consolidated Balance Sheets                                     F-3

Consolidated Statements of Operations                           F-4

Consolidated Statement of Stockholders' Deficiency              F-5

Consolidated Statements of Cash Flows                           F-7

Notes to the Consolidated Financial Statements                  F-8


================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of:
Asia Payment Systems, Inc.

We have audited the accompanying consolidated balance sheet of Asia Payment Systems Inc. and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Payment Systems Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $1,497,940 and a negative cash flow from operations of $710,529 for the year ended December 31, 2004, and has a working capital deficit of $392,978 and a stockholders' deficiency of $367,980 at December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Weinberg & Company, P.A.

Boca Raton, Florida
April 21, 2005

                                                                  GRANT THORNTON

INDEPENDENT  AUDITORS'  REPORT

To the Stockholders of Asia Payment Systems Inc. (formerly Asian Alliance Ventures Inc.)

We have audited the consolidated balance sheets of Asia Payment Systems Inc. (formerly Asian Alliance Ventures Inc.) as at December 31, 2003 and the consolidated statements of operations, cash flows and stockholders' deficiency for the year then ended and for the period from October 2, 1998 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Asia Payment Systems Inc. (formerly Asian Alliance Ventures Inc.) as at December 31, 2003 and the results of its operations and cash flows for the year then ended and for the period from October 2, 1998 (inception) to December 31, 2003 in accordance with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, Canada                                         /s/ Grant Thornton LLP

March 12, 2004                                             Chartered Accountants


P.O. Box 11177, Royal Centre
Suite 2800 - 1055 West Georgia Street
Vancouver, British Columbia
V6E 4N3
Tel:  (604) 687-2711
Fax:  (604) 685-6569


                                                                             F-2
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
Consolidated Balance Sheets

=================================================================================

                                                      DECEMBER 31    DECEMBER 31
                                                         2004           2003

=================================================================================
ASSETS
Current:
  Cash                                               $     18,780   $      1,018
  Accounts receivable                                       1,145              -
                                                     -------------  -------------

Total Current Assets                                       19,925          1,018

Equipment, net                                             14,586          2,533
Prepaid deposits                                            9,195          4,000
Deferred compensation expense                               1,217              -
                                                     -------------  -------------
Total Assets                                         $     44,923   $      7,551
                                                     =============  =============

=================================================================================

LIABILITIES
Current:
Accounts payable                                     $     74,411   $     54,925
Accrued liabilities                                        68,533          9,157
Due to related parties                                    169,959        225,466
Loan payable                                              100,000        100,000
                                                     -------------  -------------
Total Current Liabilities                                 412,903        389,548
                                                     -------------  -------------

STOCKHOLDERS' DEFICIENCY
Capital stock
  Authorized:
    50,000,000 common shares of $0.001 par value
    10,000,000 preferred shares of $0.001 par value
  Issued and Outstanding:
    29,125,381 (2003 - 16,585,320) common shares           29,125         16,585
Additional paid-in capital                              2,357,842        572,681
Deferred stock based compensation                        (285,744)             -
Deficit accumulated during the development stage       (2,469,203)      (971,263)
                                                     -------------  -------------
Total Stockholders' Deficiency                           (367,980)      (381,997)
                                                     -------------  -------------

Total Liabilities and Stockholders' Deficiency       $     44,923   $      7,551
                                                     =============  =============

=================================================================================

        See accompanying notes to the consolidated financial statements.


                                                                             F-3
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
Consolidated Statements of Operations

===============================================================================================

                                               FOR THE        FOR THE      FOR THE PERIOD FROM
                                                YEAR           YEAR          OCTOBER 2, 1998
                                                ENDED          ENDED       (INCEPTION ) THROUGH
                                             DECEMBER 31    DECEMBER 31        DECEMBER 31
                                                2004           2003                2004
                                            -------------  -------------  ----------------------
General and administrative                       277,446         59,090                 872,355
Stock based compensation                         697,783              -                 697,783
Management fees                                  273,919         83,230                 479,149
Professional fees                                161,990         43,258                 295,802
Research and development                          32,254              -                  32,254
Travel                                            23,166         23,967                 145,770
Financing fee                                     14,500              -                  24,500
Amortization and depreciation                      5,832          3,560                  11,390
Acquisition expense                               11,050              -                  11,050
                                            -------------  -------------  ----------------------

Total expenses                                (1,497,940)      (213,105)             (2,570,053)
                                            -------------  -------------  ----------------------

Loss before extraordinary item                (1,497,940)      (213,105)             (2,570,053)

Extraordinary item                                     -              -                 100,851
                                            -------------  -------------  ----------------------

Net loss                                    $ (1,497,940)  $   (213,105)  $          (2,469,202)
                                            =============  =============  ======================
Weighted average number
 of shares outstanding - basic and diluted    23,310,000     16,585,320
                                            =============  =============
Net loss per share
 - basic and diluted                        $      (0.06)  $      (0.01)
                                            =============  =============

        See accompanying notes to the consolidated financial statements.


                                                                             F-4
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIENCY
For the Period From October 2, 1998 (Inception) Through December 31, 2004

=================================================================================================

                             COMMON SHARES                                 DEFICIT
                         --------------------                             ACCUMULATED
                                               ADDITIONAL    DEFERRED     DURING THE
                                                PAID-IN     STOCK BASED   DEVELOPMENT
                           SHARES    AMOUNTS    CAPITAL    COMPENSATION      STAGE        TOTAL
                         ----------  --------  ----------  -------------  -----------  ----------
Common stock issued
  for cash at $0.002
  per share               5,000,000  $  5,000  $5,000,000  $           -  $        -   $  10,000
Net loss for the period
  from inception to
  December 31, 2000               -         -           -              -    (420,892)   (420,892)
                         ----------  --------  ----------  -------------  -----------  ----------
Balance,
  December 31, 2000       5,000,000     5,000       5,000              -    (420,892)   (410,892)
Common stock issued
  in exchange for
  retirement of debt at
  $0.05 per share         4,400,000     4,400     215,600              -           -     220,000
Net loss
  for the year ended
  December 31, 2001               -         -           -              -    (224,444)   (224,444)
                         ----------  --------  ----------  -------------  -----------  ----------
Balance,
  December 31, 2001       9,400,000     9,400     220,600              -    (645,336)   (415,336)
Common stock issued
  in exchange for
  retirement of debt at
  $0.05 per share         7,185,320     7,185     352,081              -           -     359,266
Net loss
  for the year ended
  December 31, 2002               -         -           -              -    (112,822)   (112,822)
                         ----------  --------  ----------  -------------  -----------  ----------
Balance,
  December 31, 2002      16,585,320    16,585     572,681              -    (758,158)   (168,892)
Net loss
  for the year ended
  December 31, 2003               -         -           -              -    (213,105)   (213,105)
                         ----------  --------  ----------  -------------  -----------  ----------
Balance,
  December 31, 2003      16,585,320  $ 16,585  $  572,681              -  $ (971,263)  $(381,997)
Common stock issued
  for WelWay shares
  in February 2004        6,500,000     6,500       6,321              -           -      12,821

        See accompanying notes to the consolidated financial statements.


                                                                             F-5
================================================================================

Asia Payment Systems Inc. and Subsidiaries
 (a Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
For the Period From October 2, 1998 (Inception) Through December 31, 2004

==========================================================================================================

                                                                             DEFICIT
                           COMMON SHARES     ADDITIONAL     DEFERRED       ACCUMULATED
                       --------------------   PAID-IN      STOCK BASED      DURING THE
                         SHARES    AMOUNTS    CAPITAL     COMPENSATION    DEVELOPMENT STAGE      TOTAL
                       ----------  --------  ----------  --------------  -------------------  ------------
Equity units  issued
  for cash in
  September 2004 at
  $0.25 per unit        1,367,528  $  1,368  $  303,314  $           -   $                -   $   304,682
Common stock
  issued in exchange
  for settlement of
  debt in September
  2004 at $0.15 per
  share                   382,220       382      57,053              -                    -        57,435
Common stock
  issued in exchange
  for settlement of
  debt in October
  2004 at $0.15 per
  share                   940,000       940     140,060              -                    -       141,000
Equity units issued
  for cash in
  December 2004 at
  $0.15 per unit        1,813,333     1,813     270,187              -                    -       272,000
Common stock
  issued for stock
  options exercised     1,536,980     1,537      24,699              -                    -        26,236
Stock compensation
  expense                       -         -     983,527       (285,744)                   -       697,783
Net loss for the year
  ended December
  31, 2004                      -         -           -              -           (1,497,940)   (1,497,940)
                       ----------  --------  ----------  --------------  -------------------  ------------

Balance
  December 31, 2004    29,125,381  $ 29,125  $2,357,842  $    (285,744)  $       (2,469,203)  $  (367,980)
                       ==========  ========  ==========  ==============  ===================  ============

        See accompanying notes to the consolidated financial statements.


                                                                             F-6
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
Consolidated Statements of Cash Flows

=======================================================================================================

                                                       FOR THE        FOR THE      FOR THE PERIOD FROM
                                                        YEAR           YEAR          OCTOBER 2, 1998
                                                        ENDED          ENDED       (INCEPTION) THROUGH
                                                     DECEMBER 31    DECEMBER 31        DECEMBER 31
                                                        2004           2003               2004
                                                    -------------  -------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $ (1,497,940)  $   (213,105)  $         (2,469,202)
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Amortization and depreciation                          5,832          3,560                 11,390
    Acquisition expense                                   11,050              -                 11,050
    Stock-based compensation                             697,783              -                697,783
    Gain on forgiveness of debt                                -              -                100,851
      Changes in operating assets and liabilities:
        Accounts receivable                               (1,145)             -                 (1,145)
        Prepaid deposits                                  (5,195)             -                 (9,196)
        Accounts payable                                  19,710         13,036                226,137
        Accrued liabilities                               59,376          4,157                 68,533
                                                    -------------  -------------  ---------------------
Net cash used in operating activities                   (710,529)      (192,352)            (1,363,799)
                                                    -------------  -------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                  (17,885)             -                (25,976)
  Cash acquired in WelWay acquisition                        330              -                    330
                                                    -------------  -------------  ---------------------
Net cash used in investing activities                    (17,555)             -                (25,646)
                                                    -------------  -------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related parties                            $    142,928        191,991                475,307
  Proceeds from exercise of stock options                 26,236              -                 26,236
  Proceeds from loan payable                                   -              -                320,000
  Common stock issued for cash, net                      576,682              -                586,682
                                                    -------------  -------------  ---------------------
Net cash provided by financing activities                745,846        191,991              1,408,225
                                                    -------------  -------------  ---------------------

Net increase (decrease) in cash                           17,762           (361)                18,780
Cash, beginning of year/period                             1,018          1,379                      -

                                                    =============  =============  =====================
Cash, end of year/period                            $     18,780   $      1,018   $             18,780
                                                    -------------  -------------  ---------------------

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid                                       $          -   $          -   $                  -
Income taxes paid                                              -   $          -   $                  -
Common stock and debt assumed for WelWay
acquisition                                         $      1,441   $          -   $              1,441
Common stock issued for related party debt          $    198,435   $          -   $            777,701

        See accompanying notes to the consolidated financial statements.


                                                                             F-7
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

1.     OPERATIONS AND GOING CONCERN

Asia Payment Systems Inc. and subsidiaries (the "Company") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc and subsequently changed its name to Asia Payment Systems Inc. in 2003.

The Company offers credit card transaction processing and merchant acquiring services, primarily to the Peoples Republic of China ("PRC") and Japan. The Company has not yet commenced its planned principal operations. It has not yet earned any revenue and therefore it is considered a development stage company.

During the first quarter of 2004 the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services ("Payment Services") business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004 the Company is focusing all its efforts on the Payment Services business.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has a net loss of $1,497,940 and a negative cash flow from operations of $710,529 for the year ended December 31, 2004, and has a working capital deficit of $392,978 and a stockholders' deficiency of $367,980 at December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include receiving continued financial support from directors and officers, commencing operations and raising additional capital in 2005. The Company's stock trades on the NASDAQ OTC:BB market under the symbol APYM.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION

The consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

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


                                                                             F-8
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

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

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements are presented in U.S. dollars.

Assets and liabilities are translated at the rate in effect at the balance sheet date. Revenue and expenses are translated at rates in effect at the time of the transactions. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholder's equity.

ECONOMIC AND POLITICAL RISKS

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

EQUIPMENT

Equipment is recorded at cost less accumulated depreciation. The cost of computer equipment and auto are depreciated on a straight-line basis over their estimated life of three years. Leasehold improvements are depreciated on a straight-line basis over the term of the office lease, without extension.

REVENUE RECOGNITION

The Company is still in the development stage and has not generated any commercial sales. The Company plans to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.


                                                                             F-9
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

The Company has developed prototype systems for testing by potential customers which have been billed for a portion of the costs incurred. The Company records these cost recoveries as a credit to the respective expense in the statement of operations. Billed recoveries from prototype installation processing of $1,144 were applied to reduce development expenses.

STOCK BASED COMPENSATION

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, as amended by SFAS 148, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

In 2004 the Company adopted the 2004 Nonqualified Stock Option Plan (the "Plan"). The Plan provides for the issuance of stock options for services rendered by officers, directors, employees and consultants. The Board of Directors is vested with the power to determine the terms and conditions of the options. The Plan includes 5,000,000 shares. During the year ended December 31, 2004, the Company granted 4,741,980 stock options pursuant to a non-qualified stock option plan at exercise prices ranging from $0.001 to $0.25 per share, of which 3,241,980 stock options were granted to non-employees. The Company also granted 490,000 common share purchase Special Warrants exercisable until October
- December 2006 at an exercise price of $0.16 per share, for consulting services. No Special Warrants have been exercised. Also see Note 8.

The fair value of the options and Special Warrants granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.43%, expected volatility of 229%, an expected option life of 2.6 years and no expected dividends. The weighted average fair value of options granted was $0.28 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $257,400 for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company recognized stock-based compensation for non-employees in the amount of $983,527 of which $697,783 was expensed and $285,744 is deferred for subsequent vesting.


                                                                            F-10
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                              2004          2003
                                                              ----          ----
Net loss - as reported                                        $(1,497,940)  $(213,105)
  Add: Stock-based compensation expense included in net
    loss - as reported                                            697,783           -
  Deduct: Stock-based compensation expense determined under
    fair value method                                            (955,183)          -
                                                              ------------  ----------


Net loss - pro forma                                          $(1,753,340)  $(213,105)
                                                              ============  ==========


Net loss per share (basic and diluted) - as reported          $     (0.06)  $   (0.01)
Net loss per share (basic and diluted) - pro forma            $     (0.08)  $   (0.01)

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and non-public companies.


                                                                            F-11
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

The implementations of the above pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

3.     ACQUISITION  OF  ASSETS

In 2003 the Company entered into a Share Exchange Agreement with WelWay Development Limited ("WelWay"), a corporation organized under the laws of Hong Kong SAR, China to exchange all the issued and outstanding shares of common stock of WelWay for 6,500,000 restricted shares of the Company's common stock at a fair value of HK$100,000 (US$12,821), determined by negotiations at arms length. The Company's stock was not trading and had no market value. In addition, 4,000,000 restricted shares of the Company's common stock are to be deposited in escrow for distribution to the WelWay selling shareholders upon the achievement of certain milestones. As of April 21, 2005, the 4,000,000 restricted shares were not deposited in escrow. Two shareholders of WelWay subsequently became President and Chief Technology Officer of the Company. The closing of this acquisition was subject to meeting certain conditions, which were achieved on February 12, 2004.

Since WelWay was essentially an inactive company the acquisition was not deemed to be the acquisition of a business and was accounted for as an acquisition of assets. The purchase price was allocated as follows:

         \
Cash                                                  $   330
Assumption of due to director                          (3,430)
Acquisition expense                                    11,050
Deferred compensation expense to former shareholders    4,871
                                                      --------
Total purchase price                                  $12,821
                                                      --------

The acquisition expense was charged to operations in the year ended December 31, 2004. As of December 31 two executives from WelWay were officers of the Company and remain integral to the business as of December 31, 2004. They do not yet have management contracts with the Company; however, the portion of the purchase price allocated to these two individuals was recorded as deferred compensation and is being expensed over a one-year period, which commenced April 1, 2004. If the Company issues shares for additional consideration the fair value will be recorded as additional acquisition expense charged to operations and deferred compensation expense. Fair value will be based on the closing market price of the common stock on the date the shares are released from escrow (See Note 9).

Deferred  compensation  expense  to  former  shareholders:

Balance, March 31, 2004 on acquisition  $4,871
Accumulated amortization                 3,654
                                        ------
Net deferred compensation expense       $1,217
                                        ------


                                                                            F-12
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

4.     EQUIPMENT

                                                 DECEMBER 31,   DECEMBER  31,
                                                         2004            2003
                                                -------------  --------------
                                   ACCUMULATED            NET             NET
                           COST   DEPRECIATION     BOOK VALUE      BOOK VALUE
                                 -------------  -------------  --------------
Computer equipment      $16,642  $       2,830  $      13,812  $        1,701
Leasehold improvements    4,071          4,071              -             832
Auto                        774              -            774               -
                        -------  -------------  -------------  --------------
Equipment, net          $21,487  $       6,901  $      14,586  $        2,533
                        =======  =============  =============  ==============

5.     RELATED  PARTY  TRANSACTIONS

The Company had the following transactions for the year ended December 31, recorded at their exchange amount, with related parties:

Incurred $60,000 (2003 - $20,000) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $271,325 (2003 - $83,230) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

                                December 31, 2004   December 31, 2003
                                ------------------  ------------------
Due to directors, shareholders
and companies owned by
directors and shareholders      $          169,959  $          225,466

In September and October, 2004 the Company settled $198,435 of related party debt with the issuance of 1,322,220 restricted common shares (See Note 8).


                                                                            F-13
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

6.     LOAN  PAYABLE

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

7.     INCOME  TAXES

The total future income tax asset of the losses carried forward are approximately $2,222,000 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before they expire in 2018.

                                2004       2003
EXPECTED INCOME TAX BENEFIT  $ 450,000   $ 75,000
VALUATION ALLOWANCE           (450,000)   (75,000)
                             ----------  ---------
                             $       -   $      -
                             ==========  =========

8.     CAPITAL  STOCK

In December 2004 the Company issued 1,813,333 restricted Equity Units for total cash proceeds of $272,000; each Unit at $0.15 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until January 24, 2007 at an exercise price of $0.30 per share. As of December 31, 2004 no warrants have been exercised.

In September and October 2004 the Company issued 1,322,220 restricted common shares for the settlement of amounts due to related parties of $198,435. The shares were valued at $0.15 per share, which was the closing market price of the Company's common stock on the date of the settlement.

In September 2004 the Company issued 1,367,528 restricted Equity Units for total cash proceeds of $341,882; each Unit at $0.25 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until October 28, 2006 at an exercise price of $0.75 per share. Issuance costs of $37,200 were recorded as a reduction to additional paid-in capital. As of December 31, 2004 no warrants have been exercised.

In February 2004, before the Company's common stock was listed for trading, 6,500,000 common shares were issued for $12,821 (HK$100,000) in exchange for all the issued and outstanding shares of WelWay Development Ltd. (See Note 3).

During 2004, the Company issued 1,536,980 common shares at an average price of $0.017 per share for total proceeds of $26,236 from the exercise of stock options.

During 2002, 7,185,320 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of accounts payable of $151,502 and amounts due to related parties of $207,764.


                                                                            F-14
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

During 2001, 4,400,000 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of a loan payable of $220,000.

In  1999  the  Company  issued  5,000,000  shares  of  common stock for $10,000.

9.     STOCK  OPTIONS  AND  SPECIAL  WARRANTS

a) A summary of the changes in the Company's common stock purchase options is presented below (also see Note 1):

                                                 WEIGHTED
                                                 AVERAGE
                                                 EXERCISE
                                    NUMBER       PRICE
                                    ----------------------
Balance, December 31, 2003                   -           -
Granted to Directors, Officers and
Consultants                          4,741,980   $    0.15
Exercised                           (1,536,980)  $    0.02
Forfeited / Expired                   (100,000)  $    0.25
                                    ----------------------

Balance, December 31, 2004           3,105,000   $    0.21
                                    ======================

     Additional information regarding options outstanding as at December 31, 2004 is as follows:

                               OUTSTANDING                      EXERCISABLE
                               -----------                      -----------
                                 WEIGHTED
                                 AVERAGE       WEIGHTED                   WEIGHTED
                                REMAINING      AVERAGE                    AVERAGE
                   NUMBER OF   CONTRACTUAL     EXERCISE     NUMBER OF     EXERCISE
EXERCISE PRICES     SHARES     LIFE (YEARS)     PRICE        SHARES        PRICE
----------------  -----------  ------------  ------------  -----------  ------------

$0.15                100,000          2.74                          -
$0.20              2,105,000          2.42  $       0.14    1,578,750  $       0.14
$0.25                900,000          2.52  $       0.07      275,000  $       0.07
                  ---------------------------------------  -------------------------

                   3,105,000          2.46  $       0.21    1,853,750  $       0.21
                  =======================================  =========================

     Weighted average fair value at December 31, 2004 is $0.28.


b) During 2004 the Company issued 490,000 restricted common share purchase Special Warrants exercisable until October - December 2006 at an exercise price of $0.16 per share, for consulting services. The certificates have not yet been printed. At December 31, 2004 490,000 common share purchase Special Warrants were outstanding.


                                                                            F-15
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

10.     COMMITMENTS

The Company may be obligated to issue an additional 4,000,000 common shares in connection with the acquisition of WelWay Development Limited (Note 3).

In May 2004 the Company's office lease in Hong Kong expired and new premises were secured in Hong Kong on a month-to-month basis while Shenzhen and Beijing China leases expire in mid 2005. Total rent expense is approximately $2,000 per month.

In December 2004 the Company signed a three year telecom services agreement at an annual expense of $22,800.

11.     AGREEMENTS

The Company is developing card processing systems and operational infrastructure to serve markets in Asia. The Company has signed credit card processing services agreements with:

     -    Telecom Innovation Limited of Hong Kong
     -    Circle Telecom USA of Hong Kong
     -    DFS Group Limited of Japan
     -    MAX TO ONE Co. Ltd. of Japan

These agreements are subject to completion of varying developmental phases. Networks are currently being established and testing procedures being conducted to reach revenue capable status.

On or about April 8, 2004, the Company entered into a Credit Card Transaction Processing and Clearing Settlement Services Agreement with e-Charge Processing Service Corporation, a Japanese corporation, and e-Charge USA, Inc., a Delaware corporation. The term of the agreement began April 8, 2004, and will continue until terminated six months following notice of termination given by either party. The Company is to provide to e-Charge credit payment processing services that include the following:

     - Processing approval and payment information submitted by e-Charge via the Internet through a hub we are required to maintain in Honolulu, Hawaii;

     - Establishing accounts with banks selected by e-Charge to process "yen to yen" transactions submitted to us by e-Charge; and

     -    Returning payment verification information to e-Charge.

The Company is required to verify and process these transactions through a hosting engine provided by ClearCommerce Corporation, pursuant to an agreement between e-Charge USA, Inc. and ClearCommerce that was assigned by e-Charge USA to our subsidiary, Asia Payment, Inc. Further, the Company is required to advise e-Charge regarding third-party services provided in connection with the transaction processing.

e-Charge paid the Company an initial set-up fee and is to pay a fee for each transaction processed, with a minimum of US$10,000 of such fees per month. In turn, the Company is to pay e-Charge a monthly lease fee totaling US$100,000 over a twenty-four month period. The critical "yen to yen" banking facility has not yet been established; accordingly by agreement between the parties, the stipulated mutual payments have not been made pending further discussion and new arrangements planned for 2005.


                                                                            F-16
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

In August 2004 the Company signed a Memorandum of Understanding with Shanghai CRC Telecom ("Shanghai Railcom") to jointly develop and execute a plan to establish a China Credit Bureau and the provision of Payment Processing services in China. The plan, when completed, will identify the role, responsibilities and contributions for the parties with respect to each business component.

In  November  2004  the  Company  received  approval  from the Beijing Municipal
Government  for  a  Representative  Office  License.

12.     SUBSEQUENT  EVENTS

In January 2005 the Company issued 375,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following four months, subject to completion of the services. The shares will be valued at $0.47 per share, the closing market price of the Company's common stock on the date of the transaction for a total of $176,250.

In January 2005 the Company issued 62,500 shares of common stock to one accredited investor at $0.40 per share for total cash proceeds of $25,000.

In January 2005 the Company issued 250,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over three months, subject to completion of the services. The shares will be valued at $0.47 per share, the closing market price of the Company's common stock on the date of the transaction for a total of $117,500.

In February 2005 the Company issued 500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over six months, subject to completion of the services. The shares will be valued at $1.07 per share, the closing market price of the Company's common stock on the date of the transaction, for a total of $535,000.

In February 2005 the Company issued 50,334 shares of common stock to three accredited investors at $0.60 per share for total cash proceeds of $30,200.

In February 2005 the Company issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of $100,000. The warrants are exercisable until March
10,  2008,  at  an  exercise  price  of  $1.20  per  share.

In March 2005 the Company issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000.

In March 2005 the Company issued 252,305 shares of common stock to 18 accredited investors at $0.85 per share and warrants to purchase 252,305 shares for total cash proceeds of $214,495. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share.

In March 2005 the Company signed an agreement with Beijing Purple Stars Appraisal Co., Ltd. ("BPS") to establish an international standard Credit Bureau in Beijing.

In March 2005 the Company signed a one year office lease in Hong Kong with a monthly rental of $1,300.


                                                                            F-17
================================================================================

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
 (A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2004  AND  2003

================================================================================

In March 2005 the Company signed a two year telecom services agreement at an annual expense of $69,600.


                                                                            F-18
================================================================================

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

During 2004, our Board of Directors appointed Weinberg & Co. to replace Grant Thornton LLP as our independent accountants to better serve our China operations. There have been no disagreements on accounting and financial disclosures during the past two years through the date of this Form 10-KSB. Prior to their appointment, we did not consult with Weinberg & Co on any matters related to accounting or the type of opinion they may issue.

The report of Grant Thornton LLP on our financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse, qualified or disclaimer of opinion. However, the reports did contain an explanatory paragraph wherein Grant Thornton expressed substantial doubt about our ability to continue as a going concern.

We requested Grant Thornton furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agreed with the statements made by us in our Form 8-K and, if not stating the respects in which it did not agree. We delivered a copy of this disclosure to Grant Thornton and their letter reply was attached to a form 8-K filed with the Securities and Exchange Commission. It stated no disagreement.

Our financial statements for the period during the year ended December 31, 2004 have been audited by Weinberg & Co., P.A and our financial statements for the period during the year ended December 31, 2003 have been audited by Grant Thornton LLP, Chartered Accountants, included in this report, as set forth in their attached reports.

ITEM 8A.     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our management including our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures required improvement to meet disclosure timelines and are effective in connection with the filing of this annual report on Form 10-KSB for the year ended December 31, 2004.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B.     OTHER INFORMATION

     Item 1.01 Entry into Material Definitive Agreements

e-Charge Processing Service Corporation.  On or about April 8, 2004, our
---------------------------------------
wholly-owned subsidiary, Asia Payments, Inc., entered into a Credit Card Transaction Processing and Clearing Settlement Services Agreement with e-Charge Processing Service Corporation, a Japanese corporation, and e-Charge USA, Inc., a Delaware corporation. The term of the agreement began April 8, 2004, and will continue until terminated six months following notice of termination given by either party. We are to provide to e-Charge credit payment processing services that include the following:

     - Processing approval and payment information submitted by e-Charge via the Internet through a hub we are required to maintain in Honolulu, Hawaii;

     - Establishing accounts with banks selected by e-Charge to process "yen to yen" transactions submitted to us by e-Charge; and

     -    Returning payment verification information to e-Charge.


                                                                              36
================================================================================

We are required to verify and process these transactions through a hosting engine provided by ClearCommerce Corporation, pursuant to an agreement between e-Charge USA, Inc. and ClearCommerce that was assigned by e-Charge USA to our subsidiary, Asia Payment, Inc. Further, we are required to advise e-Charge regarding third-party services provided in connection with the transaction processing.

e-Charge paid to us an initial set-up fee and is to pay a fee for each transaction processed, with a minimum of US$10,000 of such fees per month. In turn, we are to pay e-Charge a monthly lease fee totaling US$100,000 over a twenty-four month period. The critical "yen to yen" banking facility has not yet been established; accordingly by agreement between the parties, the stipulated mutual payments have not been made pending further discussion and new arrangements planned for 2005.

DFS Okinawa K.K.  On or about May 1, 2004, we entered into a System Development
---------------
and Services Agreement with DFS Okinawa K.K., a Japanese corporation, which operates retail stores in Japan under the name "Duty Free Shop." The term of the agreement began May 1, 2004, and ends July 1, 2006. The term will be automatically renewed for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. We are required to establish and maintain a hardware and software system that permits processing of credit card transaction and reports customer and merchant transaction histories. We are also required to establish vendor relationships to allow the processing and payment of the transactions, including access to clearing services (for example, our agreement with GP Network described below) and transaction processing with banks (provided as part of the clearing services or by agreement directly with banks). In July 2004, we completed the development of this system, called the APAYcard system, and this system is currently used by DFS to authenticate credit card payments made by DFS customers. The APAYcard system commenced live operation in December 2004, at the opening of the 83 lane DFS Galleria store. DFS paid a one-time set-up fee in 2004 when the APAYcard system became operational and is obligated to pay to us a fee for each transaction processed.

GP Network Corporation. On or about August 28, 2004, we entered into a Services
----------------------
Agreement with GP Network Corporation, to realize the transmission of card transaction data for both authorization and settlement between our company and GP Network. The term of the agreement began August 28, 2004, and ends August 23, 2007. This term will be automatically extended for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. GP Network provides clearing house services that are required for us to provide our payment processing services to merchants. We send GP Network payment processing data, and they forward it to the proper financial institution for payment. We do not owe any fees in connection with this agreement. Fees are paid by the financial institution to GP Network.

Shanghai CRC Telecom Co., Ltd.  In September 2004, we entered into an agreement
-----------------------------
with SCRC. We agreed to pursue a partnership with SCRC to provide two basic services in China: (a) to create and implement an individual and business credit reference service platform that meets international standards, such as that used by Equifax, Experian and Trans Union, and (b) to establish a payment processing system for merchants in China. We have invested U.S. $100,000 of a budgeted $300,000 in the project to secure a 9 month pilot program. The agreed goal is to cause our partnership to become the premier international payment system provider in China.

SCRC has been dealing with the telecommunication, call center and bills connection services in China within the scope of our business. We agreed to install our standard payment processing system in the secured data center owned by SCRC. SCRC will negotiate a competitive rate with Union Pay, the sole clearing house currently available in China, and obtain all the necessary government licenses to operate the business.

We are also leasing the telecommunication lines and equipment from SCRC pursuant to a separate equipment lease contract entered into on March 17, 2005. The lease term is three (3) years, with automatic three year renewal terms unless notice is given by either party not later than 15 days prior to the end of the term. We will pay SCRC approximately U.S. $5,800 per month, beginning March 17, 2005.

Max to One Co., Ltd.  On or about December 14, 2004, we entered into a Service
-------------------
Agreement with Max to One Co., Ltd. ("MTO"), a Japanese company based in Tokyo, for credit card clearing services in Japan. The term of the agreement began December 14, 2004, and ends December 13, 2007. This term will be automatically extended for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. MTO is a Japanese Company based in Tokyo that processes e-commerce and POS based credit card


                                                                              37
================================================================================
transactions for Tokyo Merchants. MTO also serves as an agent for Japanese domestic credit card companies. We send to MTO payment processing data, and they forward it to the proper financial institution for payment. We do not owe any fees in connection with this agreement. Fees are paid by the financial institution to MTO. MTO will market the APAYcard system to chain merchants in Japan.

Strasbourger Pearson Tulcin Wolff, Inc.  On or about February 17, 2005, we
--------------------------------------
entered into an agreement with Strasbourger Pearson Tulcin Wolff, Inc. (SPTW), a NYSE-member. Subject to SPTW's due diligence, SPTW is acting as our investment banker to procure future financing. The term of the agreement expires thirty days following our notice to SPTW or closing of the maximum financing of $2,000,000. We owe SPTW a warrant to purchase up to 150,000 shares of our common stock for $1.20 per share, for five years. We also must pay SPTW's out-of-pocket expenses, and we paid a retainer of $30,000 to cover these expenses. Upon closing the minimum financing of $500,000, we will owe SPTW (a) 10% of the gross proceeds of the financing, plus (b) a warrant to purchase up to 1,000,000 shares of our common stock at a price of 75% of the financing price, and we will appoint a designee of SPTW to serve on our board of directors until the next annual meeting of stockholders. We will register the resale of the common stock underlying the warrants within 120 days following closing. If we terminate the agreement prior to accepting the minimum financing, we will owe SPTW $100,000, which shall be paid either in cash or common stock of our company, at SPTW's option. We are not making any offer to sell securities to the public, nor should the information in this report be deemed an offer to sell securities.

Beijing Purple Stars Appraisal Co., Ltd.  On or about December 22, 2004, we
---------------------------------------
entered into a memorandum of Understanding with Beijing Purple Stars Appraisal Co., Ltd. ("BPS") We are cooperating with BPS to provide professional merchant credit and loyalty card processing services to merchants and financial institutions in China, in both the governmental and commercial sectors. We are providing a project plan outlining the information, know-how, manpower, tools and international access that is required for the parties to jointly perform the feasibility study and business plan. BPS is providing the facilities and support for the operation and assistance and access to the related government, banking, operation, marketing and client data base.

On or about January 6, 2005, we entered into an agreement with Sussex Avenue Partners to perform strategic planning, public relations and marketing services. We paid to Sussex 375,000 shares of common stock, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total consideration of $176,250. The term of the agreement is four months.

On or about January 6, 2005, we entered into an agreement with Ken Weiner to perform strategic planning, public relations and marketing services. We paid to Weiner 250,000 shares of common stock, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total consideration of $117,500. The term of the agreement is three months.

On or about February 17, 2005, we entered into a second agreement with Sussex Avenue Partners to perform strategic planning, public relations and marketing services. We will pay to Sussex 2,000,000 shares of our common, valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total consideration of $940,000. We will issue the stock over a seven-month period as follows: 500,000 shares on February 17, 2005, 1,000,000 shares on May 1, 2005, and 500,000 shares on September 17, 2005, all subject to completion of the services. The term of the agreement is two years.

     Item 3.02 Unregistered Sales of Equity Securities.

We completed the following unregistered sales of securities since December 31, 2004:

On or about January 6, 2005, we issued 375,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following four months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total offering of $176,250. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about January 6, 2005.


                                                                              38
================================================================================

On or about January 6, 2005, we issued 250,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following three months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total offering of $117,500. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about January 6, 2005.

On or about February 17, 2005, we issued 500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over the following six months, subject to completion of the services. We are also obligated to issue an additional 1,500,000 shares over the next seven months as follows: 500,000 shares on February 17, 2005, 1,000,000 shares on May 1, 2005, and 500,000 shares on
September 17, 2005, all subject to completion of the services The shares were valued at $1.07 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $2,140,000. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about February 17, 2005.

On or about January 20, 2005, we issued 62,500 shares of common stock to one accredited investor at $0.40 per share for total cash proceeds of $25,000. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about January 20, 2005.

On or about February 15, 2005, we issued 50,334 shares of common stock to three accredited investors at $0.60 per share for total cash proceeds of $30,200. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about February 15, 2005.

On or about February 18 ,2005, we issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of 100,000. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation
D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about February 18, 2005.

On or about March 18, 2005, we issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about March 8, 2005.

On or about March 18, 2005, we issued 252,305 shares of common stock to 18 accredited investors at $0.85 per share and warrants to purchase 252,305 shares for total cash proceeds of $214,495. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation
D. The sale did not involve a public offering or general solicitation. No commissions were paid


                                                                              39
================================================================================
on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about March 18, 2005.

     Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Ben Leboe resigned from the positions of Director and Chief Financial Officer, effective January 31, 2005.

Edith Kam Ying Ho was appointed our Chief Financial Officer effective February 1, 2005. Information regarding Ms. Ho's business experience during the past five years, and certain relationships and related transactions, is incorporated by reference to Items 9 and 12 of this report.

Phillip Jennings resigned as Director effective May 13, 2004.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

EXECUTIVE OFFICERS AND DIRECTORS

Our directors and principal executive officers are as specified on the following table:

                                                               TERM
NAME                 AGE               POSITION               (YEARS)          PERIOD SERVED IN OFFICE
--------------------------------------------------------------------------------------------------------------
Robert Clarke         60  Director                                  1  October 2, 1998 (inception) to present.

Benny Shing Bun Lee   62  Director                                  1  From May 4, 2004 to present.

John G. Fraser        58  Director and Chairman                     1  From September 21, 2000 to present.

Matthew Ryan Mecke    35  Director, President, and CEO              1  From September 17, 2003 to present.

Charlie Rodriguez     60  Director, Secretary, and Treasurer        1  From September 21, 2000 to present.

Edith Kam Ying Ho     51  Chief Financial Officer                      February 1, 2005 to present.

ROBERT G. CLARKE has been a member of the Board of Directors since its inception on October 2, 1998 and until December 17, 2004 he was also our Chairman. Mr. Clarke has been Director and Chairman of the Board of Directors of C-Chip Technologies Corporation from January 2003 to present. Since June 2000, Mr. Clarke has been Chairman and Chief Executive Officer of 7bridge Capital, a private venture capital group based in Hong Kong, focusing on the IT and electronic communications sectors, particularly in China. One of 7bridge's investments is Surna Limited, a Hong Kong-based telecommunications company, of which Mr. Clarke serves as Chairman of the Board of Directors. Mr. Clarke also served as the Chairman of the Board of Directors of ePhone Telecom Inc. from April 1999 until July 21, 2000 when he resigned from the Board. He rejoined the Board on December 1, 2000 once again becoming Chairman, which position he held until September 12, 2002. He resigned from the ePhone Board on December 30, 2002. He also served as the Chief Executive Officer of ePhone from June 3, 1999 to July 21, 2000 and again from December 1, 2000 to July 1, 2002. For three periods: June 3, 1999 to August 8, 1999; March 9, 2000 to April 1, 2000; and December 1, 2000 to April 1, 2001 he also served as President.

JOHN G FRASER has been a member of our Board of Directors since September 21, 2000. On December 17, 2004 he was elected Chairman of the Board. He has been Secretary and Director of the C-Chip Technologies Corporation from January 2003 to present. From July 1999 to August 2002, Mr. Fraser was a director of ePHONE Telecom Inc. (OTCBB:EPHO). From June 2000 to May 2003, Mr. Fraser was a director of Walters Forensic Engineering, at the time a public engineering firm based in Toronto, Canada (CDNX:YWL


                                                                              40
================================================================================

CHARLIE RODRIGUEZ has been a member of the Board of Directors since September 21, 2000. He was appointed Secretary/Treasurer on December 17, 2004. From December 1, 2000, to March 31, 2003, he was a Director and Chief Financial Officer of ePHONE Telecom, (EPHO.otcbb) Inc, a telecommunications company. From June 1999, to April 2000, he served as Vice-President of Corporate Affairs and
Corporate Secretary.   From 1995 to current, he is the President of Management
Services of Arizona, a personally owned business consulting company. From January 1999, to November 1999, he was the Chief Financial Officer for Zephyr Technologies, Inc. a private biometrics and smartcard software integration company.

MATTHEW RYAN MECKE has been a member of the Board of Directors, the President and Chief Executive Officer, since October 2003. From April to September 2003, Mr. Mecke was Chairman of the Board of Directors, President and Chief Executive Officer of WelWay Development Limited located in Hong Kong. WelWay was engaged in the business of providing third party credit card clearing services to merchants, financial institutions, oil companies, retailers in China and other parts of Asia. From July 1999 to April 2003, Mr. Mecke was Chairman of the Board of Directors, President and Chief Executive Officer of Payments Group Limited with offices located in Hong Kong, Tokyo and Shenzhen, China. Payments group is engaged in the business of providing credit card clearing services.

BENNY SHING BUN LEE has been a member of the Board of Directors since May 4
2004.   From 1996 until 2002 Mr. Lee served as President of InterPay
International Group Ltd., a company he started, where he remained responsible for business development and franchise management for InterPay around the world. From 2002 until present he is serving as Executive Chairman. From 1997 to present Mr. Lee has also served on the Board of Directors of iSynergy Card and Payment Services, which is a MasterCard member in Malaysia and the largest loyalty card issuer in the country. InterPay Group is a shareholder and management company of iSynergy.

EDITH KAM YING HO has been the Chief Financial Officer of the company since February 1, 2005. She was the Finance Director of the Company from August 2003 to January 2005. From 1989 to present, she has served as a partner and director of Tax plan limited, US. Financial and Tax Consultancy, a company that provides financial and tax consultation to clients in the U.S. From August 2004 to present Ms. Ho has been Lecturer, Finance and Managerial Accounting, at the Hong Kong Polytechnical University. From March 2000 to March 2001, she served as Financial Director of Paymentgroup Limited. She is a US Certified Public Accountant and has an MBA from the State of Hawaii.

AUDIT COMMITTEE AND CHARTER

We have an audit committee and audit committee charter. Our audit committee, established in 2004, is comprised of our Board Chairman, our Chief Financial Officer and all of our directors - John Fraser, Edith Ho (CFO), Robert Clarke, Benny Lee, Charlie Rodriguez, and Matt Mecke. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for:

     -    selection and oversight of our independent accountant;
     - establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;
     - establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;
     -    engaging outside advisors; and
     - funding for the outside auditor and any outside advisors engagement by the audit committee.

A copy of our audit committee charter is filed as an exhibit to this report.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.


                                                                              41
================================================================================

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following individuals failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years:

                                          Number of
                                       transactions not
                     Number of late  reported on a timely  Known Failures to
Name                    reports             basis             File a Form

Matthew Ryan Mecke                3                     5

Robert G. Clarke                  3                     8            Form 5

Benny Shing Bun Lee               1                     0

Charlie Rodriguez                 1                     4

Benjamin Leboe                    1                     1

John Fraser                       1                     5            Form 5

CODE OF ETHICS

We have adopted a corporate code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is filed as an exhibit to this report.

ITEM 10.     EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS.

The following table sets forth information regarding the compensation paid to the Chief Executive Officer and the other named executive officers during the three most recent fiscal years.


                                                                              42
================================================================================

SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation

                                      Annual Compensation                Awards                   Payouts

           (a)               (b)    (c)      (d)        (e)         (f)          (g)           (h)        (i)

                                                                 Restricted   Securities
                                                   Other Annual    Stock      Underlying      LTIP     All Other
    Name and Principal            Salary    Bonus  Compensation    Awards    Options / SARs  Payouts  Compensation
        Position            Year    ($)      ($)       ($)          ($)           (#)          ($)         ($)

                            2004      0         0            0            0         250,000        0           0
Robert Clarke               2003      0         0            0            0               0        0           0
Chairman of the Board       2002      0         0            0            0               0        0           0

Matthew Ryan  Mecke         2004      0         0      114,414            0         250,000        0           0
President, CEO and          2003      0         0       41,300            0               0        0           0
Director                    2002      0         0            0            0               0        0           0

Benjamin Leboe              2004      0                 30,000            0         200,000        0           0
Secretary, Treasurer,       2003      0         0            0            0               0        0           0
CFO & Director              2002      0         0       18,000            0               0        0           0
(resigned Jan 31, 2005)

John G. Fraser              2004      0         0            0            0         200,000        0           0
Vice President &            2003      0         0            0            0               0        0           0
Director                    2002      0         0       18,000            0               0        0           0

Benny Shing Bun Lee         2004      0         0            0            0         200,000        0           0
Director                    2003      0         0            0            0               0        0           0
                            2002      0         0            0            0               0        0           0

Charlie Rodriguez           2004      0         0       49,000            0         200,000        0           0
Director,                   2003      0         0            0            0               0        0           0
Secretary/Treasurer         2002      0         0            0            0               0        0           0

Phillip Jennings            2004      0         0       30,000            0         150,000        0           0
Director (resigned May      2003      0         0       20,000            0               0        0           0
2004)                       2002      0         0            0            0               0        0           0


                                                                              43
================================================================================

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR
                         -------------------------------------

                                  [INDIVIDUAL GRANTS]
                                  -------------------
                                     PERCENT OF
                                    -------------
                       NUMBER OF        TOTAL
                     -------------  -------------
                      SECURITIES    OPTIONS/SARS
                     -------------  -------------
                      UNDERLYING     GRANTED TO
                     -------------  -------------
                     OPTIONS/SARS   EMPLOYEES IN    EXERCISE OR BASE
                     -------------  -------------  ------------------
NAME                  GRANTED (#)    FISCAL YEAR      PRICE ($/SH)     EXPIRATION DATE
-------------------  -------------  -------------  ------------------  ---------------

ROBERT CLARKE              250,000           5.3%  $             0.20      May 3, 2007

MATTHEW RYAN MECKE         250,000           5.3%  $             0.20      May 3, 2007

BENJAMIN LEBOE             200,000           4.2%  $             0.20      May 3, 2007

JOHN G. FRASER             200,000           4.2%  $             0.20      May 3, 2007

BENNY SHING BUN LEE        200,000           4.2%  $             0.20      May 3, 2007

CHARLIE RODRIQUEZ          200,000           4.2%  $             0.20      May 3, 2007

PHILIP JENNINGS            200,000           4.2%  $             0.20      May 3, 2007

EDITH HO                   200,000

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                     SHARES ACQUIRED   VALUE REALIZED     AT FISCAL YEAR-END (#)      AT FISCAL YEAR-END ($)
NAME                 ON EXERCISE (#)         ($)        EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-------------------  ----------------  ---------------  --------------------------  ---------------------------

ROBERT CLARKE                       0                0              187,500/62,500  $            48,750/$16,250

MATTHEW RYAN MECKE                  0                0              187,500/62,500  $            48,750/$16,250

BENJAMIN LEBOE                      0                0              150,000/50,000  $            39,000/$13,000

JOHN G. FRASER                      0                0              150,000/50,000  $            39,000/$13,000

BENNY SHING BUN LEE                 0                0              150,000/50,000  $            39,000/$13,000

CHARLIE RODRIQUEZ                   0                0              150,000/50,000  $            39,000/$13,000

EDITH HO                            0                0              150,000/50,000  $            39,000/$13,000

PHILIP JENNINGS                     0                0              112,500/37,500  $             29,250/$9,750


                                                                              44
================================================================================

COMPENSATION OF DIRECTORS.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has implemented a plan to award options. There are no contractual arrangements with any member of the board of directors, except Matt Mecke, the CEO.

We will continue to limit compensation to officers until such time as the company generates sufficient revenues to pay market rates. We do not intend to pay any additional compensation to our directors. As of today's date, we have not entered into employment contracts with any of our officers other than our CEO. We do not intend to enter into any other employment contracts at this time.

INDEMNIFICATION

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted for directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is therefore unenforceable.


                                                                              45
================================================================================

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 11, 2005, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

---------------------------------------------------------------------------------------------
NAME AND ADDRESS OF                                AMOUNT AND NATURE OF BENEFICIAL   PERCENT
BENEFICIAL OWNER                                              OWNERSHIP             OF CLASS

---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
 Officers and Directors:(1)
---------------------------------------------------------------------------------------------
Robert Clarke (2)                                                        7,230,980     22.39%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Matthew Ryan Mecke (3)                                                   2,419,740      7.53%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
John G. Fraser (4)                                                       1,828,740      5.67%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Charlie Rodriguez (5)                                                      635,000      1.98%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Benny Shing Bun Lee (6)                                                    200,000      0.62%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Edith Kam Ying Ho (7)                                                      454,740      1.42%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
ALL OFFICERS AND DIRECTORS                                              12,769,200     38.67%
AS A GROUP (6 PERSONS)
---------------------------------------------------------------------------------------------
Indigo Capital Limited                                                   2,000,000      6.24%
8A Shun Ho Tower
24 Ice House Street
Central, Hong Kong
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Tristar Inc.                                                             2,170,000      6.78%
Room 303, Hung Kei Mansion
5 - 8 Queen Victoria Street
Central, Hong Kong
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Bayview International Group                                             1,900,000*      5.93%
Limited
8A Shun Ho Tower
24 Ice House Street
Central, Hong Kong
---------------------------------------------------------------------------------------------

(1) The address for each of the Company's directors and executive officers is the Company's principal offices, Asia Payment Systems, Inc., 800 5th. Avenue #4100, Seattle, WA 98104.

(2) Includes options to purchase 250,000 shares of common stock and 20,000 share purchase warrants owned directly, and 4,400,000 shares of common stock owned indirectly (2,000,000 common shares owned by Indigo Capital Ltd., 1,900,00 common shares owned by Bayview International Group Limited and 500,000 shares of common stock owned by 7bridge Capital Partners Limited; all companies owned and controlled by Robert Clarke).

(3)  Includes options to purchase 125,000 shares of common stock owned directly.


                                                                              46
================================================================================

(4) Includes options to purchase 200,000 shares of common stock owned directly and 1,628,740 shares of common stock owned indirectly (1,628,740 shares owned by JG Fraser & Associates, Inc., owned and controlled by John G. Fraser).

(5)  Includes options to purchase 100,000 shares of common stock owned directly.

(6)  Includes options to purchase 200,000 shares of common stock owned directly.

(7)  Includes options to purchase 100,000 shares of common stock owned directly.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On or about February 28, 2004, we acquired Welway Development Limited in a stock exchange. The following officers and directors were beneficial owners or Welway Development Limited and received the following shares of our common stock as part of the transaction:


Matthew Ryan Mecke     1,884,740

Edith Kam Ying Ho         32,500

Robert Clarke loaned to the company a total of $200,640 during the last two years, at no interest and no fixed terms of repayment. The balances are expected to be repaid when funds become available. During 2004, we converted the principal balance of $105,000 to 700,000 shares of common stock, at a price of $0.15 per share. As of December 31, 2004, we owed a balance of $25,388.

In June 2004 we entered into a written agreement to replace a verbal month to month agreement, pursuant to which we pay Mr. Mecke $9,744 per month for services as a Chief Executive Officer. The agreement has a one-year term effective until June 21, 2005, and we expect to renew it for a further one-year term ending on June 21, 2006.


                                                                              47
================================================================================

ITEM 13.     EXHIBITS.

EXHIBIT NO.  DOCUMENT DESCRIPTION

3.1          Certificate of Incorporation(1)
3.2          Bylaws(1)
10.1         Material Terms of Verbal Agreement with 7bridge Capital
10.2         Material Terms of Verbal Agreement with Taxplan, Ltd.
10.3         Memorandum of Understanding with Beijing Purple Stars Appraisal Co., Ltd.
10.4         Term Sheet with Strasbourger Pearson Tulcin Wolff, Inc.
10.5         Service Agreement with Max to One Co., Ltd.
10.6         Agreement with Shanghai CRC Telecom Co., Ltd.
10.7         Equipment Lease Contract with Shanghai CRC Telecom Co., Ltd.
10.8         Services Agreement with GP Network Corporation
10.9         System Development and Services Agreement with DFS Okinawa K.K.,
10.10        Credit Card Transaction Processing and Clearing Settlement Services Agreement with e-Charge
             Processing Service Corporation
10.11        Material Terms of Verbal Agreement with Matt Mecke
10.12        Employment Agreement with Matt Mecke
14.1         Code of Ethics
21.1         Schedule of Subsidiaries
31.1         Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2         Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002 (Chief Executive Officer).
32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002 (Chief Financial Officer).
99.1         Audit Committee Charter

(1) Incorporated herein by reference is our Form 10-SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-30013 on March 20, 2000.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)  AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and reviews of our interim financial statements included in our Form 10-QSBs and Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2004          $38,371     Weinberg & Company, P.A.
2004          $11,581     Grant Thornton LLP
2003          $16,587     Grant Thornton LLP


                                                                              48
================================================================================

(2)  AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004     $ 0     Grant Thornton LLP and Weinberg & Company, P.A.
2003     $ 0     Grant Thornton LLP

(3)  TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004     $ 0     Grant Thornton LLP and Weinberg & Co.
2003     $ 0     Grant Thornton LLP

(4)  ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:


2004     $ 0     Grant Thornton LLP and Weinberg & Co.
2003     $ 0     Grant Thornton LLP


(5) Our audit committee's pre-approval policies and procedures described in paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.


(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.


                                                                              49
================================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of April, 2005.

                             ASIA PAYMENT SYSTEMS, INC.
                             a Nevada corporation


                             By:   /s/ Matthew Ryan Mecke
                                   Matthew Ryan Mecke
                                   President and Principal Executive Officer

                             By:   /s/ Edith Kam Ying Ho
                                   Edith Kam Ying Ho
                                   Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES               TITLE                                                        DATE

/s/ Robert Clarke        Director
Robert Clarke


/s/ Matthew Ryan Mecke   President, Chief (Principal) Executive Officer and
Matthew Ryan Mecke       Director


/s/ John G. Fraser
John G. Fraser           Chairman and Director


/s/ Benny Shing Bun Lee  Director
Benny Shing Bun Lee


/s/ Charlie Rodriguez    Director
Charlie Rodriguez


/s/ Edith Kam Ying Ho    Chief (Principal) Financial Officer
Edith Kam Ying Ho


                                                                              50
================================================================================