Form 10QSB
period 2005-03-31
ASIA PAYMENT SYSTEMS
filed 2005-05-19
CIK 1085113

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR  THE  PERIOD  ENDED:  MARCH  31,  2005


OR


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

                                 800 5TH AVENUE
                                   SUITE 4100
                                SEATTLE, WA 98104
                    (Address of principal executive offices)

                                 (206) 447-1379
                            (Issuer telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

The number of shares of our common stock outstanding on May 6, 2005, was 32,103,106.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .  1
  ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .  1
    Condensed Consolidated Balance Sheets (Unaudited at March 31, 2005) . . .  1
    Condensed Consolidated Statements of Operations (Unaudited) . . . . . . .  2
    Condensed Consolidated Statement of Stockholders' Deficiency (Unaudtied).  3
    Condensed Consolidated Statements of Cash Flows (Unaudited) . . . . . . .  6
    Notes to the Condensed Consolidated Financial Statements (Unaudited). . .  7
  ITEM 2. MANAGEMENT'S PLAN OF OPERATION. . . . . . . . . . . . . . . . . . . 14
  ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . 16
PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 16
  ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 16
  ITEM 6. EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

ASIA PAYMENT SYSTEMS INC. AND SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31     DECEMBER 31
                                                      2005          2004
                                                  (UNAUDITED)
=============================================================================
ASSETS

Current:
  Cash                                            $   272,675   $     18,780
  Accounts receivable                                   6,567          1,145
                                                  ------------  -------------

Total Current Assets                                  279,242         19,925

Equipment, net                                         13,349         14,586
Prepaid deposits                                       10,518          9,195
Deferred compensation expense                               -          1,217
                                                  ------------  -------------

Total Assets                                      $   303,109   $     44,923
                                                  ============  =============

=============================================================================

LIABILITIES
Current:
Accounts payable                                  $    76,562   $     74,411
Accrued liabilities                                    68,215         68,533
Due to related parties                                 96,676        169,959
Loan payable                                          100,000        100,000
                                                  ------------  -------------
Total Current Liabilities                             341,453        412,903
                                                  ------------  -------------

STOCKHOLDERS' DEFICIENCY
Capital stock
  Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
  Issued and Outstanding:
32,028,106 (2004 - 29,125,381) common shares           32,028         29,125
Additional paid-in capital                          3,921,604      2,357,842
Deferred stock based compensation                    (609,487)      (285,744)
Deficit accumulated during the development stage   (3,383,282)    (2,469,203)
Accumulated other comprehensive income                    793              -
                                                  ------------  -------------
Total Stockholders' Deficiency                        (38,344)      (367,980)
                                                  ------------  -------------

Total Liabilities and Stockholders' Deficiency    $   303,109   $     44,923
                                                  ============  =============

=============================================================================

   See accompanying notes to the condensed consolidated financial statements.

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  FOR THE         FOR THE       FOR THE PERIOD FROM
                                                THREE MONTHS    THREE MONTHS      OCTOBER 2, 1998
                                                   ENDED           ENDED        (INCEPTION ) THROUGH
                                                  MARCH 31        MARCH 31            MARCH 31
                                                    2005            2004                2005
                                               --------------  --------------  ----------------------
Revenue                                        $       9,461   $           -   $               9,461

Cost of goods and services                            (2,853)              -                  (2,853)
                                               --------------  --------------  ----------------------

Gross profit                                           6,608               -                   6,608
                                               --------------  --------------  ----------------------

Operating expenses

  General and administrative                         114,779          56,404                 987,135
  Stock based compensation                           618,107               -               1,315,890
  Management fees                                     58,142          44,129                 537,291
  Professional fees                                   75,423          10,273                 371,225
  Research and development                            30,000               -                  62,254
  Travel                                              21,782             993                 167,552
  Financing fee                                            -           2,000                  24,500
  Amortization and depreciation                        2,454             683                  13,844
  Acquisition expense                                      -          11,050                  11,050
                                               --------------  --------------  ----------------------

Total operating expenses                            (920,687)       (125,532)             (3,490,741)
                                               --------------  --------------  ----------------------

Loss before extraordinary item                      (914,079)       (125,532)             (3,484,133)

Extraordinary item                                         -               -                 100,851
                                               --------------  --------------  ----------------------

Net loss                                       $    (914,079)  $    (125,532)  $          (3,383,282)
                                               ==============  ==============  ======================

Weighted average number
    of shares outstanding - basic and diluted     30,722,178      20,728,177
                                               --------------  --------------
Net loss per share
- basic and diluted                            $       (0.03)  $       (0.01)
                                               ==============  ==============

   See accompanying notes to the condensed consolidated financial statements.

ASIA PAYMENT SYSTEMS INC. AND SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR  THE  PERIOD  FROM  OCTOBER  2,  1998  (INCEPTION)  THROUGH  MARCH  31,  2005
(UNAUDITED)

                                                                                DEFICIT
                                                                              ACCUMULATED    ACCUMULATED
                             COMMON SHARES     ADDITIONAL   DEFERRED STOCK    DURING THE        OTHER
                         --------------------    PAID-IN         BASED        DEVELOPMENT   COMPREHENSIVE
                           SHARES    AMOUNTS     CAPITAL     COMPENSATION        STAGE          INCOME        TOTAL
                         ----------  --------  -----------  ---------------  -------------  --------------  ----------
Common stock issued
  for cash at $0.002
  per share               5,000,000  $  5,000  $     5,000  $             -  $          -   $            -  $  10,000

Net loss for the period
  from inception to
  December 31, 2000               -         -            -                -      (420,892)               -   (420,892)
                         ----------  --------  -----------  ---------------  -------------  --------------  ----------

Balance,
  December 31, 2000       5,000,000     5,000        5,000                -      (420,892)               -   (410,892)

Common stock issued
  in exchange for
  retirement of debt at
  $0.05 per share         4,400,000     4,400      215,600                -             -                -    220,000

Net loss
  for the year ended
  December 31, 2001               -         -            -                -      (224,444)               -   (224,444)
                         ----------  --------  -----------  ---------------  -------------  --------------  ----------

Balance,
  December 31, 2001       9,400,000     9,400      220,600                -      (645,336)               -   (415,336)

Common stock issued
  in exchange for
  retirement of debt at
  $0.05 per share         7,185,320     7,185      352,081                -             -                -    359,266

Net loss
  for the year ended
  December 31, 2002               -         -            -                -      (112,822)               -   (112,822)
                         ----------  --------  -----------  ---------------  -------------  --------------  ----------

Balance,
  December 31, 2002      16,585,320    16,585      572,681                -      (758,158)               -   (168,892)

Net loss
  for the year ended
  December 31, 2003               -         -            -                -      (213,105)               -   (213,105)
                         ----------  --------  -----------  ---------------  -------------  --------------  ----------

Balance,
  December 31, 2003      16,585,320    16,585      572,681                -      (971,263)               -   (381,997)

Common stock issued
  for Welway shares in
  February 2004           6,500,000     6,500        6,321                -             -                -     12,821

   See accompanying notes to the condensed consolidated financial statements.

ASIA PAYMENT SYSTEMS INC. AND SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIENCY
FOR THE PERIOD FROM OCTOBER 2, 1998 (INCEPTION) THROUGH MARCH 31, 2005
(UNAUDITED)

                                                                              DEFICIT
                                                                            ACCUMULATED    ACCUMULATED
                             COMMON SHARES     ADDITIONAL   DEFERRED STOCK   DURING THE       OTHER
                          -------------------   PAID-IN         BASED       DEVELOPMENT   COMPREHENSIVE
                            SHARES    AMOUNTS   CAPITAL     COMPENSATION       STAGE         INCOME         TOTAL
                          ----------  -------  ----------  ---------------  ------------  -------------  -----------

Equity units issued for
  cash, net                3,180,861    3,181     573,501               -             -               -     576,682

Common stock
  issued in exchange for
  settlement of debt       1,322,220    1,322     197,113               -             -               -     198,435

Common stock
  issued for stock
  options exercised        1,536,980    1,537      24,699               -             -               -      26,236

Stock compensation
  expense                          -        -     983,527        (285,744)            -               -     697,783

Net loss for the year
  ended December 31,
  2004                             -        -           -               -    (1,497,940)              -  (1,497,940)
                          ----------  -------  ----------  ---------------  ------------  -------------  -----------

Balance
  December 31, 2004       29,125,381   29,125   2,357,842        (285,744)   (2,469,203)              -    (367,980)

Common stock
  issued in exchange for
  consulting services in
  January 2005               625,000      625     293,125         (44,063)            -               -     249,687

Common stock issued
  for cash in January
  2005 at $0.40 per
  share                       62,500       63      24,937               -             -               -      25,000

Common stock
  issued in exchange for
  consulting services in
  February 2005              500,000      500     534,500        (401,250)            -               -     133,750

Common stock issued
  for cash in February
  2005 at $0.60 per
  share                       50,334       50      30,150               -             -               -      30,200




   See accompanying notes to the condensed consolidated financial statements.

ASIA PAYMENT SYSTEMS INC. AND SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED  CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIENCY
FOR  THE  PERIOD  FROM  OCTOBER  2,  1998  (INCEPTION)  THROUGH  MARCH  31,  2005
(UNAUDITED)

                                                                DEFERRED           DEFICIT         ACCUMULATED
                             COMMON SHARES       ADDITIONAL      STOCK           ACCUMULATED          OTHER
                          --------------------    PAID-IN        BASED           DURING THE       COMPREHENSIVE
                            SHARES    AMOUNTS     CAPITAL     COMPENSATION    DEVELOPMENT STAGE       INCOME          TOTAL
                          ----------  --------  -----------  --------------  -------------------  --------------  -------------
Equity units  issued for
  cash in February 2005
  at $0.67 per unit          149,254       149       99,851              -                    -                -       100,000

Common stock
  issued for cash in
  March 2005 at $0.75
  per share                  113,332       113       84,887              -                    -                -        85,000

Equity units  issued for
  cash in March 2005 at
  $0.85 per unit, net        252,305       253      184,212              -                    -                -       184,465

Common stock issued
  for stock options
  exercised for cash and
  related party debt
  settlement               1,150,000     1,150      199,000              -                    -                -       200,150

Stock based
  compensation                     -         -      113,100        (42,750)                   -                -        70,350

Amortization of deferred
  stock based
  compensation                     -         -            -        164,320                    -                -       164,320

Accumulated other
  comprehensive
income                             -         -            -              -                    -              793           793

Net loss for the three
  months ended March
  31, 2005                         -         -            -              -             (914,079)               -      (914,079)
                          ----------  --------  -----------  --------------  -------------------  --------------  -------------

Balance
March 31, 2005            32,028,106  $ 32,028  $ 3,921,604  $    (609,487)  $       (3,383,282)  $          793  $ $  (38,344)
                          ==========  ========  ===========  ==============  ===================  ==============  =============

   See accompanying notes to the condensed consolidated financial statements.

ASIA PAYMENT SYSTEMS INC. AND SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                    FOR THE         FOR THE       FOR THE PERIOD FROM
                                                  THREE MONTHS    THREE MONTHS      OCTOBER 2, 1998
                                                     ENDED           ENDED        (INCEPTION) THROUGH
                                                    MARCH 31        MARCH 31           MARCH  31
                                                      2005            2004               2005
                                                 --------------  --------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $    (914,079)  $    (125,532)  $         (3,383,282)
  Adjustments to reconcile net loss to net cash
  used in operating activities
    Amortization and depreciation                        2,454             683                 13,844
    Acquisition expense                                      -          11,050                 11,050
    Stock-based compensation                           618,107               -              1,315,890
    Gain on forgiveness of debt                              -               -                100,851
Changes in operating assets and liabilities:
      Accounts receivable                               (5,422)              -                 (6,567)
      Prepaid deposits                                  (1,323)           (325)               (10,518)
      Accounts payable                                   2,151          (6,541)               228,288
      Accrued liabilities                                 (318)         12,600                 68,215
                                                 --------------  --------------  ---------------------
Net cash used in operating activities                 (298,430)       (108,065)            (1,662,229)
                                                 --------------  --------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                      -               -                (25,976)
  Cash acquired in WelWay acquisition                        -               -                    330
                                                 --------------  --------------  ---------------------
Net cash used in investing activities                        -               -                (25,646)
                                                 --------------  --------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related parties                                18,085          21,090                310,656
  Proceeds from exercise of stock options              108,782               -                317,754
  Proceeds from loan payable                                 -               -                320,000
  Common stock issued for cash, net                    424,665          92,330              1,011,347
                                                 --------------  --------------  ---------------------
Net cash provided by financing activities              551,532         113,420              1,959,757
                                                 --------------  --------------  ---------------------

NET INCREASE IN CASH                                   253,102           5,355                271,882
Effect of exchange rate changes on cash                    793                                    793
Cash, beginning of period                               18,780           1,018                      -

                                                 --------------  --------------  ---------------------
CASH, END OF PERIOD                              $     272,675   $       6,373   $            272,675
                                                 ==============  ==============  =====================

SUPPLEMENTARY CASH FLOW INFORMATION

Interest paid                                    $           -   $           -   $                  -
Income taxes paid                                $           -   $           -   $                  -
Common stock and debt issued for WelWay
acquisition                                      $           -   $           -   $              1,441
Common stock option exercised for related party
debt settlement                                  $      91,368   $           -   $             91,368
Common stock issued for debt                     $           -   $           -   $            777,701

   See accompanying notes to the condensed consolidated financial statements.

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1.   OPERATIONS  AND  GOING  CONCERN

Asia Payment Systems Inc. and subsidiaries (the "Company") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc and subsequently changed its name to Asia Payment Systems Inc. in 2003.

During the first quarter of 2004 the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services ("Payment Services") business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004, the Company is focusing all its efforts on the Payment Services business.

The Company has not yet fully commenced its planned principal operations but has started generating revenue from its pilot project in the first quarter of 2005. The Company has continued to develop prototype systems for testing by potential customers. Revenue generated from the pilot project has yet to be significant, and therefore, the Company continues to be considered a development stage company.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first quarter of 2005, the Company has a net loss of $914,079 with a negative cash flow from operations of $298,430. At March 31, 2005, the Company has a working capital deficit of $62,211 and stockholders' deficiency of $38,344. These matters raise substantial doubt about the Company's ability to continue as going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2005. The Company's stock trades on the NASDAQ OTC:BB market under the symbol APYM.

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

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

     - WelWay Development Limited, incorporated under the Company Ordinance of Hong Kong, was acquired for the assets of the Payment Services business which is under development.

All material inter-company accounts and transactions have been eliminated in consolidation.

INTERIM  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

The condensed consolidated financial statements as of March 31, 2005, and for the three months ended March 31, 2005, and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2004, was derived from the audited consolidated financial statements included in the Company's Annual Report Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

FOREIGN  CURRENCY  TRANSLATION

The accompanying condensed consolidated financial statements are presented in U.S. dollars. The functional currency of the Company is in U.S. dollars. The functional currency of its Hong Kong subsidiaries is in Hong Kong dollars (HKD). The financial statements of the Hong Kong subsidiaries are translated into U.S. dollars from Hong Kong dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders' equity.

                                         March 31, 2005
                                         --------------
Period end HKD :  US$ exchange rate                 7.8

Average period HKD :  US$ exchange rate             7.8

COMPREHENSIVE  INCOME/LOSS

Comprehensive income/loss is defined to include all items that are required to be recognized under current accounting standards as components of comprehensive income and is to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income/loss is foreign currency translation adjustment.

ECONOMIC  AND  POLITICAL  RISKS

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

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

REVENUE  RECOGNITION

The Company completed its phase I system development of its pilot project for credit and debit card transaction processing and has started generating revenue from its pilot project in the first quarter of 2005. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Specifically, all of the revenue in the first quarter of 2005 is pursuant to a signed contract and the Company receives a per transaction fee for each credit and debit card processing transaction under the contract. Revenue is then recognized as each processing transaction is completed.

The Company has continued to develop prototype systems for testing by potential customers and plan to bill for a portion of the costs incurred. The Company will continue to record these cost recoveries as a credit to the respective expense in the statement of operations.

STOCK  BASED  COMPENSATION

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, as amended by the transition disclosure rules of SFAS 148, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

During the three months ended March 31, 2005, no stock options were granted to employees.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

                                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                                            MARCH 31            DECEMBER 31
                                                              2005                  2004
                                                      --------------------  --------------------
Net loss - as reported                                $          (914,079)  $          (125,532)
  Add: Stock-based compensation expense included
    in net loss - as reported                                     618,107                     -
  Deduct: Stock-based compensation expense
      determined under fair value method                         (703,607)                    -
                                                      --------------------  --------------------
Net loss - pro forma                                  $          (999,579)  $          (125,532)
                                                      ====================  ====================
Net loss per share (basic and diluted) - as reported  $             (0.03)  $             (0.01)
Net loss per share (basic and diluted) - pro forma    $             (0.03)  $             (0.01)

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

RECLASSIFICATIONS

Certain prior period amounts were reclassified to conform to the current period's presentation.

3.   RELATED  PARTY  TRANSACTIONS

The Company had the following transactions for the three months ended March 31, recorded at their exchange amount, with related parties:

Incurred $15,000 (2004 - $30,000) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $43,142 (2004 - $44,129) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

                                March 31, 2005   December 31, 2004
                                ---------------  ------------------
Due to directors, shareholders
and companies owned by
directors and shareholders      $        96,676  $          169,959

For the three months ended March 31, 2005, $91,368 of the amount due to the related parties was settled in exchange of the issuance of 456,840 common shares for the stock option exercised by the related parties. Also see Note 4.

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

4.   CAPITAL STOCK

In March 2005 the Company issued 252,305 shares of common stock to 18 accredited investors at $0.85 per share and warrants to purchase 252,305 shares for net cash proceeds of $184,465. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share. As of March 31, 2005, no warrants have been exercised.

In March 2005 the Company issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000.

In February 2005 the Company issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of $100,000. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. As of March 31, 2005, no warrants have been exercised.

In February 2005 the Company issued 50,334 shares of common stock to three accredited investors at $0.60 per share for total cash proceeds of $30,200.

In February 2005 the Company issued 500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over the following six months, subject to completion of the services. The shares were valued at $1.07 per share, the closing market price of our common stock on the date of the transaction, for a total value of $535,000, of which, $133,750 was expensed in current three month period and $401,250 was deferred at March 31, 2005.

In January 2005 the Company issued 62,500 shares of common stock to one accredited investor at $0.40 per share for total cash proceeds of $25,000.

In January 2005 the Company issued 375,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following four months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total value of $176,250, of which, $132,187 was expensed in current three month period and $44,063 was deferred at March 31, 2005.

In January 2005 the Company issued 250,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following three months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total value of $117,500, which was all expensed in current three month period ended March 31, 2005.

During the three months ended March 31, 2005, the Company issued 1,150,000 common shares at an average price of $0.174 per share for total proceeds of $108,782 and related party debt settlement of $91,368 from the exercise of stock options. (See Note 3).

In December 2004 the Company issued 1,813,333 restricted Equity Units for total cash proceeds of $272,000; each Unit at $0.15 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until January 24, 2007 at an exercise price of $0.30 per share. As of March 31, 2005, no warrants have been exercised.

In October 2004 the Company issued 940,000 restricted common shares for the settlement of amounts due to related parties of $141,000. The shares were valued at $0.15 per share, which was the closing market price of the Company's common stock on the date of the settlement.

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

In September 2004 the Company issued 382,220 restricted common shares for the settlement of amounts due to related parties of $57,435. The shares were valued at $0.15 per share, which was the closing market price of the Company's common stock on the date of the settlement.

In September 2004 the Company issued 1,367,528 restricted Equity Units for total cash proceeds of $341,882; each Unit at $0.25 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until October 28, 2006 at an exercise price of $0.75 per share. Issuance costs of $37,200 were recorded as a reduction to additional paid-in capital. As of March 31, 2005, no warrants have been exercised.

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

5.   STOCK  OPTIONS

During the three months ended March 31, 2005, the Company granted 180,000 stock options to non-employees, pursuant to a non-qualified stock option plan at exercise prices from $0.001 to $2.24 per share.

The fair value of the options granted during the three months ended March 31, 2005, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.29%, expected volatility of 180%, an expected option life of 1 to 3 years and no expected dividends. The weighted average fair value of options granted was $0.63 per share.

During the three months ended March 31, 2005, the Company recognized stock-based compensation for non-employees in the amount of $113,100, of which $70,350 was expensed in the three months ended March 31, 2005, and $42,750 is deferred.

During the three months ended March 31, 2005, the Company amortized deferred stock-based compensation of $164,320 for the three months ended March 31, 2005, and the balance of the deferred stock-based compensation of $609,487 is deferred.

a) A summary of the changes in the Company's common stock purchase options is presented below:

ASIA  PAYMENT  SYSTEMS  INC.  AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

                                                 WEIGHTED AVERAGE
                                      NUMBER      EXERCISE PRICE
                                    -----------  -----------------
Balance, December 31, 2004           3,105,000   $            0.21

Granted to Directors, Officers and
Consultants                            180,000   $            0.37

Exercised                           (1,150,000)  $            0.17

Forfeited / Expired                          -                   -
                                    -----------  -----------------

Balance, March 31, 2005              2,135,000   $            0.25
                                    -----------  -----------------

--------------------------------------------------------------------------------

Additional information regarding options outstanding as at March 31, 2005, is as follows:

                             OUTSTANDING                  EXERCISABLE
                  ----------------------------------  --------------------

                               WEIGHTED
                               AVERAGE     WEIGHTED              WEIGHTED
                              REMAINING     AVERAGE               AVERAGE
                  NUMBER OF  CONTRACTUAL   EXERCISE   NUMBER OF  EXERCISE
EXERCISE PRICES    SHARES    LIFE (YEARS)    PRICE     SHARES      PRICE
----------------  ---------  ------------  ---------  ---------  ---------
   $0.15            100,000          2.49  $    0.01          -
   $0.20          1,105,000          2.17  $    0.10  1,105,000  $    0.15
   $0.25            900,000          2.28  $    0.11    400,000  $    0.07
   $2.24             30,000          2.99  $    0.03
                  ---------  ------------  ---------  ---------  ---------
                  2,135,000          2.13  $    0.25  1,505,000  $    0.22
                  =========  ============  =========  =========  =========

6.   COMMITMENTS

In March 2005, the Company signed a one year office lease for office space in Hong Kong with a monthly rental of $1,300.

In March 2005, the Company signed a two-year telecom services agreement at an annual expense of $69,600.

In March 2005, the Company signed a twelve-month agreement for office services in New York City, USA. The monthly fee is $300.

7.   AGREEMENTS

In March 2005, the Company signed an agreement with Beijing Purple Stars Appraisal Co., Ltd. ("BPS") to establish an International Standard Credit Bureau in Beijing.

8.   SUBSEQUENT EVENTS

In April 2005, the Company issued 75,000 shares of common stock at a price of $0.25 per share for total proceeds of $18,750 from the exercise of stock options by non-employee.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future global economic conditions, political conditions in China and elsewhere in Asia and the United States, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the section titled "Risk Factors" in our Annual Report on Form 10-KSB for the period ended December 31, 2004, incorporated by reference.

BUSINESS OVERVIEW

Asia Payment Systems, Inc. (sometimes referred to as "we," "our," "us," or the "company"), formerly Asian Alliance Ventures, Inc., with head office in Seattle, Washington, is developing credit card processing services for merchants in China and throughout Asia, as well as providing third party credit card processing services to financial institutions and oil companies in China. Our Asian offices are in Beijing and Shenzhen, Peoples Republic of China, and Hong Kong. For a detailed discussion regarding the history, strategies and risks of our business, see Part I in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the first quarter 2005, we completed the systems to provide processing services to DFS in Okinawa, Japan. As a result the Company is now in a position to provide such services on a continuing basis not only to DFS but to other merchant clients in Japan and we are in the process of continuing discussions to add more clients and greater transaction volumes through the APAY card Japan system. In April 2005, the Company completed our efforts to upgrade the APAY card processing system to be able to provide processing for PIN Debit cards in China for several potential clients including DFS in Hainan. The core company merchant card processing systems for Japan and China have now been completed and the company is in the process of implementing our systems with back end industry card associations in China for intended future business.

In addition to the agreement for development and completion of a Shanghai Data Center in conjunction with SCRC Telecom, we also signed an agreement with Beijing Purple Stars ("BPS") in Beijing to include development and deployment of credit bureau and payment processing applications in the Beijing area. The Company has deployed systems to the Shanghai Data Center and is in the process of finalizing plans for development of systems in Beijing in cooperation with BPS.

As a result of hiring Ian Jones as our VP of Business Development, the Company has begun to implement our sales and marketing plan and we are already starting to see the results in terms of potential new projects we hope to have signed and to begin the implementation for these in the near future.

For a detailed description of our current plan of operation and a listing of material agreements entered into during the first quarter of 2005, see Items 6. (Management's Plan of Operation) and 8B. (Other Information) in Part II of our Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated by reference.

BUSINESS DEVELOPMENTS

In March 2005, we launched the Shanghai Data Centre with SCRC Telecom, to serve as the hub for payment processing and credit bureau systems in the Peoples Republic of China. Our applications will be deployed through this data center to the China customer base. In addition to the establishment of this Shanghai Data Centre, we are deploying technical and project management resources to begin the day-to-day project implementations pursuant to our agreement with SCRC Telecom.

In February 2005, the Shenzhen Municipal Government approved a Representative Office License for our company. Shenzhen is one of the most prosperous and modern cities in China, and our plan is to provide our payment processing applications and services in this region. This license will allow us to begin to provide services and support to our international clients in China and will allow us to expand our R&D efforts to complete systems for future processing and other services.

On or about March 23, 2005, we signed an agreement with Beijing Purple Stars Appraisal Co., Ltd. ("BPS") to establish an International Standard Credit Bureau in Beijing. The BPS/Asia Payment Systems Credit Bureau will focus on collection and provision of credit file information in the greater Beijing area. A description of this agreement is included in our Form 8-K filed with the Commission on May 16, 2005, incorporated by reference.

RESULTS OF OPERATIONS

     REVENUE AND OPERATING EXPENSES

We have commenced revenue operations. Fees billed for processing transactions for our DFS client in Okinawa totaled $9,461 in the three months ended March 31, 2005, with direct costs of revenues of $2,853 and gross profit of $6,608, a gross profit margin of 70%.

We incurred operating expenses of $920,687 for the three-month period ended March 31, 2005, as compared to $125,532 for the same period in 2004. The principal component of the $795,155 increase for the three months ended March 31, 2005, is stock-based compensation of $618,107. The remaining increase of $177,048 is the result of professional fees, research and development and general and administrative expenses with the increased level of business development and activities.

     LIQUIDITY AND CAPITAL RESERVES

At March 31, 2005, we had cash resources of $272,675. At December 31, 2004, we had cash resources of $18,780. The reason for the increase in cash resources is that we were successful in selling unregistered equity securities as reported in
Part II, Item 8B of our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Net cash used in operating activities was $298,430 for the three-month period ended March 31, 2005, and $108,065 for the same period in 2004. The increase in net cash used in operations reflects the cost of implementing our card processing business plan, including system development, business development and general administration.

Net cash provided from financing activities was $551,532 for the three-month period ended March 31, 2005, and $113,420 for the same period in 2004. The increase was mainly from the exercise of stock options and issuance of common stock.

At March 31, 2005, total current liabilities exceeded total current assets by $62,211 compared to $392,978 at December 31, 2004. Shareholders, directors and related party advances comprise $96,676 of the current liabilities, compared to $169,959 at December 31, 2004. This decrease was mainly caused by the settlement of debt in exchange for the issuance of 456,840 common shares for the stock options exercised by the related parties. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. (see Note 6 to the Financial Statements in Part II, Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The accompanying condensed consolidated financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. Since inception, we have been engaged in organizational and pre-operating activities. We have begun to generate revenues in the first quarter of 2005, albeit at a very low level. Continuation of the company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions raises doubt about our ability to continue as a going concern. The consolidated financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.

We require additional cash to continue to grow revenue operations and to meet on-going operating expenses. If we are unable to generate significant cash flow before the end of the third quarter of 2005, we will be required to curtail operations substantially, and seek additional capital. To date, our primary source of funds has been equity investments and shareholder and director advances, and this trend is expected to continue over the next quarter, subject to termination at any time. We do not currently have any agreements with investors or our shareholders or directors for future equity investment.

We expect to raise such additional capital through additional private financings, as well as borrowings and other resources. We may also raise additional funds in a public offering. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

Although we have funded the development and testing of our core processing system to meet the requirements of our first clients, we do not have sufficient capital on hand to fully implement our comprehensive plan of operations. Since much of the information contained in this report herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

ITEM  3.  CONTROLS  AND  PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There were no changes in our internal control over financial reporting as of the end of the period covered by this report that that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  5.  OTHER  INFORMATION

On March 10, 2005, we entered into a one-year lease with Trident (Far East) Ltd., for our office in Hong Kong. Our monthly rent is 10,000 Hong Kong Dollars, which is approximately US$1,300 on the date of this report. The expiration date of the lease is February 28, 2006.

ITEM  6.  EXHIBITS

EXHIBITS  DOCUMENT DESCRIPTION

  10.1    Agreement with Beijing Purple Stars Appraisal Co., Ltd., dated March 23, 2005.
  10.2    Lease Agreement with Trident (Far East) Ltd., dated March 10, 2005
  31.1    Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
  31.2    Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
  32.1    Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (Chief Executive Officer)
  32.2    Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of May, 2005.

                                     ASIA PAYMENT SYSTEMS INC.
                                     (Registrant)

                                     BY:   /s/ Matt Mecke
                                           Matt Mecke,
                                           President and Chief
                                           (Principal) Executive Officer

                                     BY:   /s/ Edith Ho
                                           Edith Ho
                                           Chief (Principal) Financial Officer