Form 10QSB
period 2005-06-30
ASIA PAYMENT SYSTEMS INC
filed 2005-08-15
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: June 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-30013
ASIA PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0204780

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
800 5th Avenue
Suite 4100
Seattle, WA 98104
(Address of principal executive offices)
(206) 447-1379
(Issuer’s telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2005 was 34,856,528.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Current:
Cash	$30,791	$18,780
Accounts receivable	17,082	1,145
Other receivable	662,211	—
Prepaid expenses	25,357	—

Total Current Assets	735,441	19,925

Equipment, net	17,078	14,586
Prepaid deposits	10,484	9,195
Deferred compensation expense	—	1,217

Total Assets	$763,003	$44,923

Liabilities
Current:
Accounts payable	$252,180	$74,411
Other payable	639,989	—
Unearned income	27,741	—
Accrued liabilities	38,924	68,533
Due to related parties	183,439	169,959
Loan payable	100,000	100,000

Total Current Liabilities	1,242,273	412,903

Stockholders’ Deficiency
Capital stock
Authorized:
10,000,000 preferred shares of $0.001 par value
50,000,000 common shares of $0.001 par value
Issued and Outstanding:
33,328,106 (2004 – 29,125,381) common shares	33,328	29,125
Additional paid-in capital	5,151,554	2,357,842
Deferred stock based compensation	(1,371,606)	(285,744)
Deficit accumulated during the development stage	(4,293,485)	(2,469,203)
Accumulated other comprehensive income	939	—

Total Stockholders’ Deficiency	(479,270)	(367,980)

Total Liabilities and Stockholders’ Deficiency	$763,003	$44,923

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The	For The
	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2005	2004
Revenue	$10,515	$—

Cost of goods and services	(2,991)	—

Gross profit	7,524	—

Operating expenses

General and administrative	120,303	50,989
Stock based compensation	409,381	109,825
Management fees	82,650	48,193
Professional fees	218,375	28,028
Research and development	21,077	14,852
Travel	64,298	5,999
Financing fee	—	12,500
Amortization and depreciation	1,697	2,456

Total operating expenses	(917,781)	(272,842)

Loss from operations	(910,257)	(272,842)

Interest income	54	—

Net loss	$(910,203)	$(272,842)

Weighted average number of shares outstanding – basic and diluted	31,490,352	23,085,320

Net loss per share – basic and diluted	$(0.03)	$(0.01)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The	For The	For The Period From
	Six Months	Six Months	October 2, 1998
	Ended	Ended	(Inception ) Through
	June 30,	June 30,	June 30,
	2005	2004	2005
Revenue	$19,976	$—	$19,976

Cost of goods and services	(5,844)	—	(5,844)

Gross profit	14,132	—	14,132

Operating expenses

General and administrative	235,082	107,393	1,107,437
Stock based compensation	1,027,488	109,825	1,725,271
Management fees	140,792	92,322	619,941
Professional fees	293,798	38,301	589,600
Research and development	51,077	14,852	83,331
Travel	86,080	6,992	231,850
Financing fee	—	14,500	24,500
Amortization and depreciation	4,151	3,139	15,541
Acquisition expense	—	11,050	11,050

Total operating expenses	(1,838,468)	(398,374)	(4,408,521)

Loss from operations	(1,824,336)	(398,374)	(4,394,389)

Interest income	54	—	54

Loss before extraordinary item	(1,824,282)	(398,374)	(4,394,335)

Extraordinary item	—	—	100,851

Net loss	$(1,824,282)	$(398,374)	$(4,293,484)

Weighted average number of shares outstanding – basic and diluted	31,490,352	21,549,606

Net loss per share – basic and diluted	$(0.06)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For The Period From October 2, 1998 (Inception) Through June 30, 2005
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Common stock issued for cash at $0.002 per share	5,000,000	$5,000	$5,000	$—	$—	$—	$10,000
Net loss for the period from inception to December 31, 2000	—	—	—	—	(420,892)	—	(420,892)

Balance, December 31, 2000	5,000,000	5,000	5,000	—	(420,892)	—	(410,892)
Common stock issued in exchange for retirement of debt at $0.05 per share	4,400,000	4,400	215,600	—	—	—	220,000
Net loss for the year ended December 31, 2001	—	—	—	—	(224,444)	—	(224,444)

Balance, December 31, 2001	9,400,000	9,400	220,600	—	(645,336)	—	(415,336)
Common stock issued in exchange for retirement of debt at $0.05 per share	7,185,320	7,185	352,081	—	—	—	359,266
Net loss for the year ended December 31, 2002	—	—	—	—	(112,822)	—	(112,822)

Balance, December 31, 2002	16,585,320	16,585	572,681	—	(758,158)	—	(168,892)
Net loss for the year ended December 31, 2003	—	—	—	—	(213,105)	—	(213,105)

Balance, December 31, 2003	16,585,320	16,585	572,681	—	(971,263)	—	(381,997)
Common stock issued for WelWay shares in February 2004	6,500,000	6,500	6,321	—	—	—	12,821
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For The Period From October 2, 1998 (Inception) Through June 30, 2005
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Equity units issued for cash	3,180,861	$3,181	$573,501	$—	$—	$—	$576,682
Common stock issued in exchange for settlement of debt	1,322,220	1,322	197,113	—	—	—	198,435
Common stock issued for stock options exercised	1,536,980	1,537	24,699	—	—	—	26,236
Stock compensation expense	—	—	983,527	(285,744)	—	—	697,783
Net loss for the year ended December 31, 2004	—	—	—	—	(1,497,940)	—	(1,497,940)

Balance December 31, 2004	29,125,381	29,125	2,357,842	(285,744)	(2,469,203)	—	(367,980)
Common stock issued for consulting services in January 2005	625,000	625	293,125	—	—	—	293,750
Common stock issued for cash in January 2005 at $0.40 per share	62,500	63	24,937	—	—	—	25,000
Common stock issued for consulting services in February 2005	500,000	500	534,500	(133,750)	—	—	401,250
Common stock issued for cash in February 2005 at $0.60 per share	50,334	50	30,150	—	—	—	30,200
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For The Period From October 2, 1998 (Inception) Through June 30, 2005
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Equity units issued for cash in February 2005 at $0.67 per unit	149,254	$149	$99,851	$—	$—	$—	$100,000
Common stock issued for cash in March 2005 at $0.75 per share	113,332	113	84,887	—	—	—	85,000
Equity units issued for cash in March 2005 at $0.85 per unit, net	252,305	253	184,212	—	—	—	184,465
Common stock issued for stock options exercised	2,450,000	2,450	257,450	—	—	—	259,900
Stock options granted for consulting services	—	—	1,284,600	(1,157,900)	—	—	126,700
Amortization of deferred stock based compensation	—	—	—	205,788	—	—	205,788
Foreign currency gain	—	—	—	—	—	939	939
Net loss for the six months ended June 30, 2005	—	—	—	—	(1,824,282)	—	(1,824,282)

Balance June 30, 2005	33,328,106	$33,328	$5,151,554	$(1,371,606)	$(4,293,485)	$939	$(479,270)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
	Six Months	Six Months	October 2, 1998
	Ended	Ended	(Inception) Through
	June 30,	June 30,	June 30,
	2005	2004	2005
Cash Flows From Operating Activities
Net loss	$(1,824,282)	$(398,374)	$(4,293,484)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	4,151	3,139	15,541
Acquisition expense	—	11,050	11,050
Stock-based compensation	1,027,488	109,825	1,725,271
Gain on forgiveness of debt	—	—	100,851
Changes in operating assets and liabilities:
Accounts receivable	(15,937)	(25,500)	(17,082)
Other receivable	(662,211)	—	(662,211)
Prepaid expenses and prepaid deposits	(26,646)	(3,145)	(35,842)
Accounts payable	177,769	28,211	403,906
Other payable	639,989	—	639,989
Unearned income	27,741	—	27,741
Accrued liabilities	(29,609)	15,958	38,924

Net cash used in operating activities	(681,547)	(258,836)	(2,045,346)

Cash Flows From Investing Activities
Purchase of equipment	(5,426)	(10,346)	(31,402)
Cash acquired in WelWay acquisition	—	—	330

Net cash used in investing activities	(5,426)	(10,346)	(31,072)

Cash Flows From Financing Activities
Due to related parties	104,848	48,752	580,155
Proceeds from exercise of stock options	168,532	—	194,768
Proceeds from loan payable	—	—	320,000
Common stock issued for cash, net	424,665	222,890	1,011,347

Net cash provided by financing activities	698,045	271,642	2,106,270

Net increase in cash	11,072	2,460	29,852
Effect of exchange rate changes on cash	939	—	939
Cash, beginning of period	18,780	1,018	—

Cash, end of period	$30,791	$3,478	$30,791

Supplementary Cash Flow Information

Common stock and debt issued for WelWay acquisition	$—	$12,491	$1,441
Stock options exercised for related party debt settlement	$91,368	$—	$91,368
Common stock issued for debt	$—	$—	$777,701
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

1. Operations and Going Concern
Asia Payment Systems Inc. and subsidiaries (the “Company”) was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc and subsequently changed its name to Asia Payment Systems Inc. in 2003.
During the first quarter of 2004 the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services (“Payment Services”) business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004 the Company is focusing all its efforts on the Payment Services business.
The Company has commenced its planned principal operations and started generating revenue from its pilot project in the first quarter of 2005. The Company has continued to develop prototype systems for testing by potential customers. Revenue generated from the pilot project has yet to be significant, and therefore, the Company continues to be considered a development stage company.
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first six months of 2005, the Company has a net loss of $1,824,282 and a negative cash flow from operations of $681,547. At June 30, 2005, the Company has a working capital deficit of $506,832 and stockholders’ deficiency of $479,270. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management’s plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2005. The Company’s stock trades on the NASDAQ OTC:BB market under the symbol APYM.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.
Principals of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:
•	Asia Payment Systems (HK) Ltd. (formerly Asian Alliance Ventures (HK) Ltd), incorporated under the Company Ordinance of Hong Kong. The subsidiary was incorporated for nominal consideration to facilitate operations in China.

•	Asia Payments, Inc., incorporated in Delaware for nominal consideration to facilitate operations in USA.

•	WelWay Development Limited, incorporated under the Company Ordinance of Hong Kong, acquired for the assets of the Payment Services business which is under development.
All material inter-company accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Statements
The condensed consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.
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
June 30, 2005
(Unaudited)

the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Translation
The accompanying condensed consolidated financial statements are presented in U.S. dollars. The functional currency of the Company is in U.S. dollars. The functional currency of its Hong Kong subsidiaries is in Hong Kong dollars (HKD). The financial statements of the Hong Kong subsidiaries are translated into U.S. dollars from Hong Kong dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders’ equity.

June 30, 2005
Period end HKD: US$ exchange rate	7.8
Average period HKD: US$ exchange rate	7.8
Comprehensive Income/Loss
Comprehensive income/loss is defined to include all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income/loss is the foreign currency translation adjustment.
Economic and Political Risks
The Company’s operations are conducted in the People’s Republic of China (“PRC”). Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.
The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

Financial Instruments
The Company has various financial instruments that include cash, accounts receivable, other receivable, accounts payable, other payable, accrued liabilities, amounts due to related parties and loan payable. It was not practicable to determine the fair value of the amounts due to related parties or the loans payable due to their uncertain repayment terms. The carrying values of all other financial instruments approximate their fair value due to their relatively short period to maturity.
Revenue Recognition
The Company completed its phase I system development of its pilot project for credit and debit card transaction processing and has started generating revenue from its pilot project in the first quarter of 2005. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.
In addition, the Company also generates revenues through special and trial projects. Such revenue is recognized when service is performed and collectibility is reasonably assured. Unearned revenue represents service partially performed for special and trial projects.
Specifically, all of the revenue in the first six months of 2005 is pursuant to a signed contract and a special trial project. The Company receives a per transaction fee for each credit and debit card processing transaction. Revenue is then recognized as each processing transaction is completed.
The Company has continued to develop prototype systems for testing by potential customers and plan to bill for a portion of the costs incurred. The Company will continue to record these cost recoveries as a credit to the respective expense in the statement of operations.
Stock Based Compensation
The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.
During the six months ended June 30, 2005, the Company recognized stock-based compensation for non-employees in the aggregate amount of $2,113,350, of which $821,700 was expensed in the six months ended June 30, 2005 and $1,291,650 was deferred. The total amount of stock-based compensation includes the fair value of 1,125,000 restricted shares issued of $828,750 (Note 5) and the fair value of 1,180,000 options granted of $1,284,600 (See Note 6).
During the six months ended June 30, 2005, the Company amortized deferred stock-based compensation of $205,788 for the six months ended June 30, 2005 and the balance of the deferred stock-based compensation of $79,956 is deferred.
The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Net loss — as reported	$(1,824,282)	$(398,374)
Add: Stock-based compensation expense from stock options included in net loss — as reported	332,488	109,825
Deduct: Stock-based compensation expense from stock options determined under fair value method	(417,988)	(195,775)

Net loss — pro forma	$(1,909,782)	$(484,324)

Net loss per share (basic and diluted) — as reported	$(0.06)	$(0.02)
Net loss per share (basic and diluted) — pro forma	$(0.06)	$(0.02)
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

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

Reclassifications
Certain prior period amounts were reclassified to conform to the current period’s presentation.
3. Related Party Transactions
The Company had the following transactions for the six months ended June 30, 2005 recorded at their exchange amount, with related parties:
Incurred $31,500 (2004 — $30,000) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.
Incurred $110,792 (2004 — $102,322) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.
The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	June 30, 2005	December 31, 2004
Due to directors, shareholders and companies owned by directors and shareholders	$183,439	$169,959
For the six months ended June 30, 2005, $91,368 of the amount due to the related parties was settled in exchange of the issuance of 456,840 common shares for stock options exercised by related parties.
4. Other Receivable and Other Payable
Other receivable and other payable represent a client trust accounts receivable and a client trust accounts payable. The client trust accounts receivable represents funds held by the merchant bank for the Company’s clients. The client trust accounts payable represents funds to be paid to the Company’s clients. The Company changed merchant banks at June 30, 2005. The former merchant bank is holding processed funds (other receivable) for a maximum of six months in case there are any charge backs that need to be processed against funds held. Once the amounts

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

are cleared from the former merchant bank, the Company will then remit the monies (other payable) to its customers and recognize the related revenue.
5. Capital Stock
During the six months ended June 30, 2005, the Company issued 2,450,000 common shares at an average price of $0.106 per share for total proceeds of $168,532 and related party debt settlements of $91,368 from the exercise of stock options (See Note 3).
In March 2005 the Company issued 252,305 shares of common stock to 18 accredited investors at $0.85 per share and warrants to purchase 252,305 shares for net cash proceeds of $184,465. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share. As of June 30, 2005, no warrants have been exercised.
In March 2005 the Company issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000.
In February 2005 the Company issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of $100,000. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. As of June 30, 2005, no warrants have been exercised.
In February 2005 the Company issued 50,334 shares of common stock to three accredited investors at $0.60 per share for total cash proceeds of $30,200.
In February 2005 the Company issued 500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services for six months, subject to completion of the services. The shares were valued at $1.07 per share, the closing market price of the Company’s common stock on the date of the transaction, for a total value of $535,000, of which, $401,250 was expensed in current six month period and $133,750 was deferred at June 30, 2005.
In January 2005 the Company issued 62,500 shares of common stock to one accredited investor at $0.40 per share for total cash proceeds of $25,000.
In January 2005 the Company issued 375,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided for four months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of the Company’s common stock on the date of the transaction for a total value of $176,250, which was all expensed in current six months ended June 30, 2005.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

In January 2005 the Company issued 250,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided for three months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of the Company’s common stock on the date of the transaction for a total value of $117,500, which was all expensed in current six months ended June 30, 2005.
In December 2004 the Company issued 1,813,333 restricted Equity Units for total cash proceeds of $272,000; each Unit at $0.15 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until January 24, 2007 at an exercise price of $0.30 per share. As of June 30, 2005 no warrants have been exercised.
In October 2004 the Company issued 940,000 restricted common shares for the settlement of amounts due to related parties of $141,000. The shares were valued at $0.15 per share, which was the closing market price of the Company’s common stock on the date of the settlement.
In September 2004 the Company issued 382,220 restricted common shares for the settlement of amounts due to related parties of $57,435. The shares were valued at $0.15 per share, which was the closing market price of the Company’s common stock on the date of the settlement.
In September 2004 the Company issued 1,367,528 restricted Equity Units for total cash proceeds of $341,882; each Unit at $0.25 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until October 28, 2006 at an exercise price of $0.75 per share. Issuance costs of $37,200 were recorded as a reduction to additional paid-in capital. As of June 30, 2005 no warrants have been exercised.
In February 2004, before the Company’s common stock was listed for trading, 6,500,000 common shares were issued for $12,821 (HK$100,000) in exchange for all the issued and outstanding shares of WelWay Development Ltd.
During 2004, the Company issued 1,536,980 common shares at an average price of $0.017 per share for total proceeds of $26,236 from the exercise of stock options.
During 2002, 7,185,320 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of accounts payable of $151,502 and amounts due to related parties of $207,764.
During 2001, 4,400,000 common shares were issued at estimated fair value of $0.05 per share in exchange for the retirement of a loan payable of $200,000.
In 1999 the Company issued 5,000,000 shares of common stock for $10,000.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

6. Non-Qualified Incentive Stock Option Plan
In June 2005, the Company enacted a non-qualified incentive stock option plan (the “Plan”) for the benefit of employees or other persons associated with the Company. In accordance with the Plan, the Company is authorized to grant stock options for the purchase of 5,000,000 shares of common stock.
During the six months ended June 30, 2005, the Company granted 1,180,000 stock options to non-employees, pursuant to a non-qualified stock option plan at exercise prices from $0.001 to $2.24 per share. The options were granted for consulting services performed for periods from one to three years. The options vest immediately to one year and expire in 1 to 3 years. The fair value of the options granted during the six months ended June 30, 2005 was estimated to be $1,284,600, of which $126,700 was expensed in the six months ended June 30, 2005 and $1,157,900 is deferred. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.29% to 3%, expected volatility of 180%, an expected option life of 1 to 3 years and no expected dividends. The weighted average fair value of options granted was $1.09 per share.
a)	A summary of the changes in the Company’s common stock purchase options is presented below:

		Weighted
		Average
		Exercise
	Number	Price

Balance, December 31, 2004	3,105,000	$0.21
Granted to Consultants	1,180,000	$0.06
Exercised	(2,450,000)	$0.11
Forfeited / Expired	—	—

Balance, June 30, 2005	1,835,000	$0.25

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

Additional information regarding options outstanding at June 30, 2005 is as follows:

		Outstanding		Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual	Average	Number of	Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$0.20	980,000	1.91	$0.20	980,000	$0.20
$0.25	825,000	2.02	$0.25	375,000	$0.25
$2.24	30,000	2.74	$2.24	7,500	$2.24

	1,835,000	1.95	$0.26	1,362,500	$0.22

7. Commitments
In July 2005, the Company signed a one year lease for office services in Hong Kong with a monthly rental of $154 (HK$1,200).
In July 2005, the Company signed a one year lease for office space in Shekou, China with a monthly rental of $1,002 (RMB 8,300).
In May 2005, the Company committed to offer 2,400,000 Equity Units over 12 months for a maximum offering of $3,000,000 and a minimum offering of $500,000. Each unit consists of one share of common stock and one warrant to purchase one share of common stock. 4,800,000 shares of common stock were reserved to be issued pursuant to the offering and 1,160,000 shares of common stock were reserved to be issued pursuant to the Placement Agency Agreement (also see Note 9).
In May 2005, the Company signed a one-year consulting agreement for strategic planning, public relations and marketing services at monthly fee of $10,000.
In March 2005, the Company signed a one year lease for office space in Hong Kong with a monthly rental of $1,300 (HK$10,000).
In March 2005, the Company signed a two-year telecom services agreement at an annual expense of $69,600.
In March 2005, the Company signed a twelve-month lease for office services in New York City, USA. The monthly rental is $300.
8. Other Agreements
In June 2005, the Company signed an agreement with Neteller PLC to perform credit card transaction processing and settlement services.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

In March 2005, the Company signed an agreement with Beijing Purple Stars Appraisal Co., Ltd. (“BPS”) to establish an International Standard Credit Bureau in Beijing.
9. Subsequent Events
In July and August of 2005, the Company issued an aggregate of 1,088,159 Equity Units to 16 accredited investors for net proceeds of $930,375 pursuant to a private placement offering committed in May, 2005.
In July 2005, the Company executed a cooperative agreement with Guangdong ET China Limited to gain access to the payment processing gateway in China and funded the first installment of $250,000.
In July 2005, the Company issued 535,000 shares of common stock at an average price of $0.205 per share for total proceeds of $12,500 and related party debt settlements of $97,000 from the exercise of stock options.
In July 2005, 3,200,000 options were granted to employees and consultants, as defined, in accordance with the Company’s 2005 Non-Qualified Incentive Stock Option Plan. The options vest over the period from October 1, 2005 through July 20, 2007 and expire three years from the date of vest. The exercise price of the options ranges from $0.85 to $1.12, which were the closing market prices of the Company’s common stock on the date of the grant.
On July 1, 2005, warrants to purchase 1,100,000 common shares were issued to employees. The warrants are exercisable from July 1, 2007 to until April 1, 2009 at an exercise price of $0.85 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Forward-looking statements
This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future global economic conditions, political conditions in China and elsewhere in Asia and the United States, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the section titled “Risk Factors” in our Annual Report on Form 10-KSB for the period ended December 31, 2004, incorporated by reference.
Business Overview
Asia Payment Systems, Inc. (sometimes referred to as “we,” “our,” “us,” or the “company”), formerly Asian Alliance Ventures, Inc., with its head office in Seattle, Washington, is developing credit card processing services for merchants in China and throughout Asia, as well as providing third party credit card processing services to financial institutions and oil companies in China. Our Asian offices are in Beijing and Shenzhen, Peoples Republic of China, and Hong Kong. For a detailed discussion regarding the history, strategies and risks of our business, see Part I in the Annual Report on Form 10-KSB for the year ended December 31, 2004.
In the second quarter 2005, we continued to operate the APAYcard system in Japan and we completed the development of the system for pin debit card processing to be used in China. We are in the process of signing agreements to process pin debit transactions in China and will complete the implementation between our systems and back end processing systems in China during the balance of 2005. The Shanghai Data Center is open.
Business Developments
In May 2005, we launched the Beijing Credit Bureau Pilot Program with Beijing Purple Stars Appraisal which involves a joint effort between BPS and Asia Pay to provide for the planning and implementation of merchant processing systems as well as the development of a Consumer Credit Bureau service in Beijing.

In May 2005, one of our directors, Benny Lee, agreed to relocate to Shanghai to support the day to day activities of Asia Pay in China. Mr. Lee was at one time President of Asia Pacific for MasterCard International. His relationships, contacts, and experience have been, and will continue to be, invaluable to the growth and development of Asia Payment Systems in China and throughout the Region.
In May 2005, we announced the completion of the APAYcard system for processing pin debit transactions in China. The APAYcard system is the primary Asia Pay processing engine for processing the approximately 800 million local pin debit China UnionPay branded payment cards in use today in China. We are in the process of completing relationship agreements and related implementations to link the APAYcard system with the pin debit processing back end in China.
In June 2005, we signed an agreement with ET-china Limited of Guangzhou China to invest in an ecommerce system for the purpose of processing China pin debit cards from customers of ET-china. ET-china Limited provides air and hotel booking services to individual and corporate travelers primarily in Guangdong China. The agreement with ET-china and Asia Payment Systems is for both companies to cooperate to continue to build out an ecommerce system in Shenzhen China so that both ET-china’s customers as well as Asia Pay’s future merchant customers will have access to use this ecommerce payment processing system to process customer pin debit card transactions.
In June 2005, we signed a credit card processing service agreement with Neteller Plc. based in the Isle of Man in the UK. We began processing transactions under an initial arrangement in late May and June of 2005 and we would like to continue to provide processing services to Neteller on an ongoing basis during the coming months of this year.
Results of Operations
Revenue and Operating Expenses
We have commenced revenue operations. Revenue for processing transactions for our DFS client in Okinawa totaled $19,976 in the six months ended June 30, 2005, with direct costs of revenues of $5,844 and gross profit of $14,132, a gross profit margin of 71%.
In the second quarter of 2005, we had an agreement with Neteller for credit card processing. In the process of implementing the agreement, fees received for processing transactions were treated as unearned income and fees charged from processing transactions were treated as prepaid expenses as the project was not fully implemented.
We incurred operating expenses of $1,838,468 for the six-month period ended June 30, 2005, as compared to $398,374 for the same period in 2004. The principal component of the $1,440,094 increase for the six months ended June 30, 2005, is the increase in stock-based compensation of $917,663. The remaining increase of $522,431 is the result of professional fees, research and development and general and administrative expenses with the increased level of business development and activities.
Liquidity and Capital Reserves
At June 30, 2005, we had cash of $30,791. At December 31, 2004, we had cash of $18,780. During the first six months of 2005, we were successful in selling unregistered equity securities as reported in Part II, Item 8B of our Annual Report on Form 10-KSB for the year ended December 31, 2004. Funds from financing activities were used for our operations.
Net cash used in operating activities was $681,547 for the six-month period ended June 30, 2005, and $258,836 for the same period in 2004. The increase in net cash used in operations reflects the cost of implementing our card processing business plan, including system development, business development and general administration.
Net cash provided from financing activities was $698,045 for the six month period ended June 30, 2005, and $271,642 for the same period in 2004. The increase was mainly from the exercise of stock options and issuance of common stock for cash.
At June 30, 2005, total current liabilities exceeded total current assets by $506,832 compared to $392,978 at December 31, 2004. Shareholders, directors and related party advances comprise $183,439 of the current liabilities, compared to $169,959 at December 31, 2004. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. (see Note 6 to the Financial Statements in Part II, Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2004.)
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first six months of 2005, the Company has a net loss of $1,824,282 and a negative cash flow from operations of $681,547. At June 30, 2005, the Company has a working capital deficit of $506,832 and stockholders’ deficiency of $479,270. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We require additional cash to continue to grow revenue operations and to meet on-going operating expenses. To date, our primary source of funds has been equity investments and shareholder and director advances, and this trend is expected to continue over the next quarter, subject to termination at any time. In July and August, 2005, we issued 1,088,159 Equity Units to 16 accredited investors for net proceeds of $930,375 pursuant to private placement offering committed in May 2005.
We do not currently have any other agreements with investors or our shareholders or directors for future equity investment.
We expect to raise such additional capital through additional private financings, as well as borrowings and other resources. We may also raise additional funds in a public offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibits	Document Description

10.1	2005 Non-Qualified Incentive Stock Option Plan — incorporated by reference to the registration statement on Form S-8 filed on June 20, 2005 — SEC file # 333-125969

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August, 2005.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	/s/ Matt Mecke
Matt Mecke,
President and Chief (Principal) Executive Officer

BY:	/s/ Edith Ho
Edith Ho
Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibits	Document Description

10.1	2005 Non-Qualified Incentive Stock Option Plan — incorporated by reference to the registration statement on Form S-8 filed on June 20, 2005 — SEC file # 333-125969

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)