Form 10QSB
period 2005-09-30
ASIA PAYMENT SYSTEMS INC
filed 2005-11-14
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-30013
ASIA PAYMENT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0204780

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
The Chrysler Building
405 Lexington Avenue, 26th Floor
New York, NY 10174
(Address of principal executive offices)
(212) 907-6514
(Issuer’s telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2005 was 35,167,265.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current:
Cash	$29,371	$18,780
Accounts receivable	4,284	1,145
Other receivable	287,211	—
Prepaid expenses	37,858	—

Total Current Assets	358,724	19,925

Equipment, net	15,382	14,586
Prepaid deposits	10,028	9,195
Investment in and advances to joint venture	497,326	—
Deferred compensation expense	—	1,217

Total Assets	$881,460	$44,923

Liabilities
Current:
Accounts payable	$145,940	$74,411
Other payable	264,989	—
Unearned income	27,741	—
Accrued liabilities	130,636	68,533
Due to related parties	134,939	169,959
Loan payable	100,000	100,000

Total Current Liabilities	804,245	412,903

Stockholders’ Equity (Deficiency)
Capital stock
Authorized:
10,000,000 preferred shares of $0.001 par value 50,000,000 common shares of $0.001 par value
Issued and Outstanding:
35,111,265 (2004 - 29,125,381) common shares	35,111	29,125
Additional paid-in capital	6,224,955	2,357,842
Deferred stock based compensation	(1,043,726)	(285,744)
Deficit accumulated during the development stage	(5,140,032)	(2,469,203)
Accumulated other comprehensive income	907	—

Total Stockholders’ Equity (Deficiency)	77,215	(367,980)

Total Liabilities and Stockholders’ Equity (Deficiency)	$881,460	$44,923

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The	For The
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2005	2004
Revenue	$13,008	$—

Cost of goods and services	(2,782)	—

Gross profit	10,226	—

Operating expenses

General and administrative	115,310	53,009
Stock based compensation	406,901	269,666
Management fees	167,949	112,584
Professional fees	76,412	32,294
Business development	60,000	—
Research and development	—	32,602
Travel	28,506	2,074
Amortization and depreciation	1,695	1,347

Total operating expenses	(856,773)	(503,576)

Net loss	$(846,547)	$(503,576)

Weighted average number of shares outstanding — basic and diluted	34,825,441	23,104,350

Net loss per share - basic and diluted	$(0.02)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The	For The	For The Period From
	Nine Months	Nine Months	October 2, 1998
	Ended	Ended	(Inception ) Through
	September 30,	September 30,	September 30,
	2005	2004	2005
Revenue	$32,984	$—	$32,984

Cost of goods and services	(8,626)	—	(8,626)

Gross profit	24,358	—	24,358

Operating expenses

General and administrative	350,338	160,404	1,222,693
Stock based compensation	1,434,389	379,491	2,132,172
Management fees	308,741	204,906	777,890
Professional fees	370,210	70,595	666,012
Business development	60,000	—	60,000
Research and development	51,077	47,454	83,331
Travel	114,586	9,066	270,356
Financing fee	—	14,500	24,500
Amortization and depreciation	5,846	4,486	17,236
Acquisition expense	—	11,050	11,050

Total operating expenses	(2,695,187)	(901,952)	(5,265,240)

Loss before extraordinary item	(2,670,829)	(901,952)	(5,240,882)

Extraordinary item	—	—	100,850

Net loss	$(2,670,829)	$(901,952)	$(5,140,032)

Weighted average number of shares outstanding — basic and diluted	32,614,265	22,305,950

Net loss per share - basic and diluted	$(0.08)	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For The Period From October 2, 1998 (Inception) Through September 30, 2005
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

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For The Period From October 2, 1998 (Inception) Through September 30, 2005
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Equity units issued for cash	3,180,861	$3,181	$573,501	$—	$—	$—	$576,682
Common stock issued in exchange for settlement of debt	1,322,220	1,322	197,113	—	—	—	198,435
Common stock issued for stock options exercised	1,536,980	1,537	24,699	—	—	—	26,236
Stock compensation expense	—	—	983,527	(285,744)	—	—	697,783
Net loss for the year ended December 31, 2004	—	—	—	—	(1,497,940)	—	(1,497,940)

Balance December 31, 2004	29,125,381	29,125	2,357,842	(285,744)	(2,469,203)	—	(367,980)
Common stock issued for consulting services in January 2005	625,000	625	293,125	—	—	—	293,750
Common stock issued for cash in January 2005 at $0.40 per share	62,500	63	24,937	—	—	—	25,000
Common stock issued for consulting services in February 2005	500,000	500	534,500	—	—	—	535,000
Common stock issued for cash in February 2005 at $0.60 per share	50,334	50	30,150	—	—	—	30,200
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)
For The Period From October 2, 1998 (Inception) Through September 30, 2005
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Equity units issued for cash in February 2005 at $0.67 per unit	149,254	$149	$99,851	$—	$—	$—	$100,000

Common stock issued for cash in March 2005 at $0.75 per share	113,332	113	84,887	—	—	—	85,000
Equity units issued for cash in March 2005 at $0.85 per unit, net	252,305	253	184,212	—	—	—	184,465
Equity units issued for cash in July and August 2005 at $0.95 per unit	1,088,159	1,088	929,287	—	—	—	930,375
Common stock issued for warrants exercised	160,000	160	47,840	—	—	—	48,000
Common stock issued for stock options exercised and related party debt settlements	2,985,000	2,985	366,415	—	—	—	369,400
Stock options granted for consulting services	—	—	1,284,600	(1,004,747)	—	—	279,853
Amortization of deferred stock based compensation	—	—	—	234,074	—	—	234,074
Cancellation of warrants			(12,691)	12,691	—	—	—
Foreign currency gain	—	—	—	—	—	907	907
Net loss for the nine months ended September 30, 2005	—	—	—	—	(2,670,829)	—	(2,670,829)

Balance September 30, 2005	35,111,265	$35,111	$6,224,955	$(1,043,726)	$(5,140,032)	$907	$77,215

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
	Nine Months	Nine Months	October 2, 1998
	Ended	Ended	(Inception) Through
	September 30,	September 30,	September 30,
	2005	2004	2005
Cash Flows From Operating Activities
Net loss	$(2,670,829)	$(901,952)	$(5,140,032)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	5,846	4,486	17,237
Acquisition expense	—	11,050	11,050
Stock-based compensation	1,434,389	379,491	2,132,172
Gain on forgiveness of debt	—	—	100,851
Changes in operating assets and liabilities:
Accounts receivable	(3,139)	—	(4,284)
Other receivable	(287,211)	—	(287,211)
Prepaid expenses and prepaid deposits	(38,691)	(1,341)	(47,887)
Accounts payable	71,529	145,436	297,666
Other payable	264,989	—	264,989
Unearned income	27,741	—	27,741
Accrued liabilities	(29,609)	20,334	38,924

Net cash used in operating activities	(1,224,985)	(342,496)	(2,588,784)

Cash Flows From Investing Activities
Purchase of equipment	(5,426)	(17,117)	(31,402)
Investment in and advances to joint venture	(497,326)	—	(497,326)
Cash acquired in WelWay acquisition	—	330	330

Net cash used in investing activities	(502,752)	(16,787)	(528,398)

Cash Flows From Financing Activities
Due to related parties	153,348	81,230	628,655
Proceeds from exercise of warrants	48,000	—	48,000
Proceeds from exercise of stock options	181,033	—	207,269
Proceeds from loan payable	—	—	320,000
Common stock issued for cash, net	1,355,040	308,842	1,941,722

Net cash provided by financing activities	1,737,421	390,072	3,145,646

Net increase in cash	9,684	30,789	28,464
Effect of exchange rate changes on cash	907	—	907
Cash, beginning of period	18,780	1,018	—

Cash, end of period	$29,371	$31,807	$29,371

Supplementary Cash Flow Information
Accrued stock-based compensation	$91,712	$—	$91,712
Common stock and debt issued for WelWay acquisition	$—	$12,491	$12,491
Common stock and debt issued for deferred compensation	$—	$2,436	$2,436
Stock options exercised for related party debt settlement	$188,368	$—	$188,368
Common stock issued for debt	$—	$58,603	$777,701
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
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
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first nine months of 2005, the Company has a net loss of $2,670,829 and a negative cash flow from operations of $1,224,985. At September 30, 2005, the Company has a working capital deficit of $445,521 and an accumulated deficit of $5,140,032. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management’s plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2005. The Company’s stock trades on the NASDAQ OTC:BB market under the symbol APYM.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.
Principals of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:
•	Asia Payment Systems (HK) Ltd. (formerly Asian Alliance Ventures (HK) Ltd), incorporated under the Company Ordinance of Hong Kong. The subsidiary was incorporated for nominal consideration to facilitate operations in China.

•	Asia Payments, Inc., incorporated in Delaware for nominal consideration to facilitate operations in USA.

•	WelWay Development Limited, incorporated under the Company Ordinance of Hong Kong, acquired for the assets of the Payment Services business which is under development.

•	Asia Payment Systems Pte. Ltd., incorporated under the Company Ordinance of Singapore. The subsidiary was incorporated in August 2005 for nominal consideration to facilitate operations in Asia. The shares are held by one of the Company’s directors in trust. Shares will be transferred to the Company in the fourth quarter of 2005.
All material inter-company accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Statements
The condensed consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2004 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
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
Foreign Currency Translation
The accompanying condensed consolidated financial statements are presented in U.S. dollars. The functional currency of the Company and its Singapore subsidiary is in U.S. dollars. The functional currency of its Hong Kong subsidiaries is in Hong Kong dollars (HKD). The financial statements of the Hong Kong subsidiaries are translated into U.S. dollars from Hong Kong dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders’ equity.

September 30, 2005
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
September 30, 2005
(Unaudited)
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
Investment in and Advances to Joint Venture
In June 2005, the Company entered into an agreement with Guangdong Et-China Limited (Et-China), a corporation organized under the laws of People’s Republic of China (“PRC”), to jointly invest in business opportunities in PRC. For the nine months ended September 30, 2005, the Company made payments of $497,326, of which, $294,994 was used to invest in an 80% owned newly formed company under the laws of PRC. The newly formed PRC company was incorporated in September 2005 with total paid in capital of RMB 3,010,000 (US$368,743). The ownership is held in trust on behalf of the Company and will be transferred to the Company within six months from the date of incorporation. The balance of $202,332 is held by Et-China as advances for future business development.
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

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
Specifically, all of the revenue in the first nine months of 2005 is pursuant to a signed contract and a special trial project. The Company receives a per transaction fee for each credit and debit card processing transaction. Revenue is then recognized as each processing transaction is completed.
The Company has continued to develop prototype systems for testing by potential customers and plan to bill for a portion of the costs incurred. The Company will continue to record these cost recoveries as a credit to the respective expense in the statement of operations.
Stock Based Compensation
The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123 as amended by SFAS No. 148, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.
During the nine months ended September 30, 2005, the Company recognized stock-based compensation for non-employees in the aggregate amount of $2,113,350, of which $1,108,603 was expensed in the nine months ended September 30, 2005 and $1,004,747 was deferred. The total amount of stock-based compensation includes the fair value of 1,125,000 restricted shares issued of $828,750 (Note 7) and the fair value of 1,180,000 options granted of $1,284,600 (See Note 8).
During the nine months ended September 30, 2005, the Company accrued stock-based compensation for non-employees in the amount of $91,712 for commitment made in May 2005 (See Note 9).
During the nine months ended September 30, 2005, the Company amortized deferred stock-based compensation of $234,074 for the nine months ended September 30, 2005 and the balance of the deferred stock-based compensation of $38,979 is deferred.
During the nine months ended September 30, 2005, warrants to purchase 250,000 common shares issued to consultants were forfeited with the cancellation of the consultancy

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
agreement. The unamortized portion of the fair value of warrants in the amount of $12,691 was reversed from deferred stock based compensation and additional paid in capital.
During the nine months ended September 30, 2005, the Company issued warrants to purchase 1,100,000 common shares to employees. The warrants are exercisable from July 1, 2007 to June 30, 2008 at an exercise price of $0.85 per share, the closing market price of the Company’s common stock on the date of grant.
The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Net loss — as reported	$(2,670,829)	$(901,952)
Add: Stock-based compensation expense from stock options included in net loss — as reported	513,927	379,491
Deduct: Stock-based compensation expense from stock options determined under fair value method	(599,427)	(551,391)

Net loss — pro forma	$(2,756,329)	$(1,073,852)

Net loss per share (basic and diluted) — as reported	$(0.08)	$(0.04)
Net loss per share (basic and diluted) — pro forma	$(0.08)	$(0.05)
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

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
3. Related Party Transactions
The Company had the following transactions for the nine months ended September 30, 2005 and 2004 recorded at their exchange amount, with related parties:
Incurred $46,500 (2004 — $30,000) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.
Incurred $206,818 (2004 — $102,322) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.
The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	September 30, 2005	December 31, 2004
Due to directors, shareholders and companies owned by directors and shareholders	$134,939	$169,959
For the nine months ended September 30, 2005, $188,368 of the amount due to the related parties was settled in exchange of the issuance of 941,840 common shares for stock options exercised by related parties.
4. Other Receivable and Other Payable
Other receivable and other payable at September 30, 2005 represent a client trust accounts receivable and a client trust accounts payable. The client trust accounts receivable represents funds held by the merchant bank for the Company’s clients. The client trust accounts payable represents funds to be paid to the Company’s clients. The Company changed merchant banks at September 30, 2005. The former merchant bank is holding processed funds (other receivable) for a maximum of six months in case there are any charge backs that need to be processed against funds held. Once the amounts are cleared from the former merchant bank, the Company will then remit the monies (other payable) to its customers and recognize the related revenue. For the nine months ended September 30, 2005, $375,000 of the funds were released and remitted to customers.
5. Prepaid Expenses
Prepaid expenses at September 30, 2005 represent prepayment of professional fees and prepayment of processing charges on partially performed services for special and trial projects.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
6. Accrued Liabilities
Accrued liabilities at September 30, 2005 represent accrued operating expenses of $38,924 and accrued stock-based compensation committed in the amount of $91,712 (See Note 9).
7. Capital Stock
During the nine months ended September 30, 2005, the Company issued 2,985,000 common shares at an average price of $0.1238 per share for total proceeds from the exercise of stock options of $181,032 and related party debt settlements of $188,368 from the exercise of stock options (See Note 3).
In September 2005 the Company issued 160,000 shares of common stock to one accredited investors from the exercise of warrants issued in December 2004 at an exercise price of $0.30 per share for cash proceeds of $48,000.
In July and August 2005, the Company issued 1,088,159 Equity Units to 13 accredited investors for net cash proceeds of $930,375 at $0.95 per Unit. Each Unit consists of one common share and one common share purchase warrant. The warrants are exercisable until July and August, 2009, at an exercise price of $1.50 to $2.00 per share. Warrants to purchase 1,000,000 shares of common stock were issued to the placement agent. The warrants are exercisable until July and August 2010 at an exercise price of $0.7125 per share. As of September 30, 2005, no warrants have been exercised.
In March 2005 the Company issued 252,305 Equity Units to 18 accredited investors for net cash proceeds of $184,465 at $0.85 per Unit. Each Unit consists of one common share and one common share purchase warrant. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share. As of September 30, 2005, no warrants have been exercised.
In March 2005 the Company issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000.
In February 2005 the Company issued 149,254 Equity Units to one accredited investor for total cash proceeds of 100,000 at $0.67 per Unit. Each Unit consists of one common share and one common share purchase warrant. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. As of September 30, 2005, no warrants have been exercised.
In February 2005 the Company issued 50,334 shares of common stock to three accredited investors at $0.60 per share for total cash proceeds of $30,200.
In February 2005 the Company issued 500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over the following six months, subject to completion of the services. The shares were valued

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
at $1.07 per share, the closing market price of our common stock on the date of the transaction, for a total value of $535,000, which was all expensed in current nine month period ended September 30, 2005.
In January 2005 the Company issued 62,500 shares of common stock to one accredited investor at $0.40 per share for total cash proceeds of $25,000.
In January 2005 the Company issued 375,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following four months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total value of $176,250, which was all expensed in current nine month period ended September 30, 2005.
In January 2005 the Company issued 250,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following three months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total value of $117,500, which was all expensed in current nine month period ended September 30, 2005.
In December 2004 the Company issued 1,813,333 restricted Equity Units for total cash proceeds of $272,000; each Unit at $0.15 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until January 24, 2007 at an exercise price of $0.30 per share. As of September 30, 2005, 160,000 warrants have been exercised with proceeds of $48,000.
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
In September 2004 the Company issued 1,367,528 restricted Equity Units for total cash proceeds of $341,882; each Unit at $0.25 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until October 28, 2006 at an exercise price of $0.75 per share. Issuance costs of $37,200 were recorded as a reduction to additional paid-in capital. As of September 30, 2005, no warrants have been exercised.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
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
8. Non-Qualified Incentive Stock Option Plan
In June 2005, the Company enacted a non-qualified incentive stock option plan (the “Plan”) for the benefit of employees or other persons associated with the Company. In accordance with the Plan, the Company is authorized to grant stock options for the purchase of 5,000,000 shares of common stock.
During the nine months ended September 30, 2005, the Company granted 4,380,000 stock options to employees and consultants, pursuant to a non-qualified stock option plan. The options to consultants are for services to be performed for periods from one to three years. The options vest immediately to three years and expire in 1 to 5 years.
Of the 4,380,000 stock options granted, 3,200,000 stock options were granted to employees at the exercise prices from $0.85 to $1.12 per share, the closing market price of the Company’s common stock on the date of grant; 1,180,000 stock options were granted to non-employees at exercise prices from $0.001 to $2.24 per share. The fair value of the options granted to non-employees during the nine months ended September 30, 2005 was estimated to be $1,284,600, of which $279,853 was expensed in the nine months ended September 30, 2005 and $1,004,747 is deferred. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 2.29% to 3.5%, expected volatility of 180%, an expected option life of 1 to 5 years and no expected dividends.
The weighted average fair value of options granted was $0.92 per share.
a)	A summary of the changes in the Company’s common stock purchase options is presented below:

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)

		Weighted
		Average
		Exercise
	Number	Price
Balance, December 31, 2004	3,105,000	$0.21
Granted to Directors, Officers and Consultants	4,380,000	$0.66
Exercised	(2,985,000)	$0.12
Forfeited / Expired	—	—

Balance, September 30, 2005	4,500,000	$0.60

Additional information regarding options outstanding at September 30, 2005 is as follows:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number of	Contractual	Exercise	of	Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price

$0.20	495,000	1.66	$0.20	495,000	$0.20
$0.25	775,000	1.77	$0.25	550,000	$0.25
$0.85	2,750,000	4.07	$0.85	—	—
$1.12	450,000	4.79	$1.12	—	—
$2.24	30,000	2.39	$2.24	7,500	$2.24

	4,500,000	3.47	$0.66	1,052,500	$0.24

9. Commitments
In May 2005, the Company committed to issue 1,500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over eighteen months starting August 17, 2005, subject to completion of the services. As of September 30, 2005, none of the 1,500,000 shares committed were issued. Fair value of the common shares for the services performed in the amount of $91,712 has been recognized as stock based compensation and accrued as a liability for the period ended September 30, 2005.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)
10. Agreements
In August 2005, the Company signed an agreement with Network for Electronic Transfers (S) Pte. Ltd. (NETS) in Singapore to gain access to the payment gateway in Singapore.
In June 2005, the Company signed an agreement with Neteller PLC to perform credit card transaction processing and settlement services.
In March 2005, the Company signed an agreement with Beijing Purple Stars Appraisal Co., Ltd. (“BPS”) to establish an International Standard Credit Bureau in Beijing.
11. Subsequent Events
In October 2005, 40,000 options were granted to one employee, as defined, in accordance with the Company’s 2005 Non-Qualified Incentive Stock Option Plan. The options vest over the period from October 4, 2005 through July 4, 2007 and expire three years from the date of vest. The exercise price of all the options is $0.73 which was the closing market price of the Company’s common stock on the date of the grant.
In October 2005, the Company issued 56,000 shares of common stock to one accredited investor from the exercise of warrants issued in September 2004 at an exercise price of $0.75 per share for cash proceeds of $42,000.

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
Business Overview
Asia Payment Systems, Inc. (sometimes referred to as “we,” “our,” “us,” or the “company”), formerly Asian Alliance Ventures, Inc., with its head office in New York, New York, is developing credit card processing services for merchants in China and throughout Asia, as well as providing third party credit card processing services to financial institutions and oil companies in China. Our Asian offices are in Hong Kong and Shenzhen, Peoples Republic of China. For a detailed discussion regarding the history, strategies and risks of our business, see Part I in the Annual Report on Form 10-KSB for the year ended December 31, 2004.
In the third quarter 2005, we continued to operate the APAYcard system in Japan and we completed the development of the system for pin debit card processing to be used in China. We are in the process of developing our systems to process pin debit transactions in China and expect to complete the implementation between our systems and back end processing systems in China during the balance of 2005.
Business Developments
During the third quarter we continued to develop our cooperation with SCRC Telecom in Shanghai. To date we are still in the planning stages with SCRC Telecom with regard to the deployment of processing services in China. We expect to review all aspects of our plans with SCRC Telecom in the fourth quarter with the objective of implementing an updated plan in 2006.

In August we announced that we had finalized the establishment of a fully owned subsidiary in Singapore known as Asia Payments Systems Pte. Ltd. We established this company in recognition of Singapore’s role as a regional hub for South East Asia and to address interest from multi-national merchants for multi-currency processing and settlement services. The Singapore hub is now fully operational.
Also in August we announced that we had closed $1,000,000 in financing via a private placement to accredited investors. The placement was managed by Strasbourger Pearson Tulcin Wolff, Inc. (SPTW), a NYSE-member firm, under the terms of the Investment Banking agreement which SPTW announced in March 2005. The placement was a unit offering consisting of a share and a warrant in each unit. The units are priced at $0.95 and the warrants are priced at $1.50 in year 1 and $2.00 in years 2, 3 and 4.
In September we announced that our Singapore subsidiary had concluded an agreement for online transaction processing for credit cards and debit cards in Singapore and China with Network for Electronic Transfers (S) Pte. Ltd. (NETS). NETS is Singapore’s leading electronic payments provider for the past 20 years and operates eNETS, Singapore’s leading online payments provider for credit cards, direct debit and “virtual accounts.” The agreement with NETS provides us with added capacity and flexibility to process transactions throughout the Asian region.
In October, John Fraser resigned as Chairman of the Board due to the need to focus on other management responsibilities in Canada. Mr. Fraser continues to serve as a Director. In his place we elected Robert Clarke as Chairman of the Board, a position he had held previously.
Also in October, Matt Mecke, the company’s President and CEO, relinquished his executive positions to make way for key senior appointments to enable Asia Pay to focus greater attention on revenue growth and consolidate its approach to developing business in China. Mr. Mecke continues as a director and Vice-Chairman of the board.
To replace Mr. Mecke, we appointed Robert Clarke as CEO and Benny Lee as President. Mr. Lee will continue to be based in Shanghai and will be responsible for directing all aspects of our operations and business development.
In June 2005, we signed an agreement with Guangdong ET-China Limited of Guangzhou China to invest in an eCommerce system for the purpose of processing China pin debit cards from customers in China. Guangdong ET-China Limited currently provides air and hotel booking services to individual and corporate travelers primarily in Guangdong China. The agreement with ET-China and Asia Payment Systems is for both companies continue to work together to build out an eCommerce system in Shenzhen China so that customers of both companies will have access to this ecommerce payment processing system. We are continuing to work with Et-China to implement the eCommerce system and develop customer relationships in China.

Results of Operations
Revenue and Operating Expenses — Nine Months Ended September 30, 2005
We have commenced revenue operations. Revenue for processing transactions for our DFS client in Okinawa totaled $32,984 in the nine months ended September 30, 2005, with direct costs of revenues of $8,626 and gross profit of $24,358, a gross profit margin of 74%.
In June of 2005, we had an agreement with an online business company for credit card processing. In the process of implementing the agreement, fees received for processing transactions were treated as unearned income and fees charged from processing transactions were treated as prepaid expenses as the project was not fully implemented.
We incurred operating expenses of $2,695,187 for the nine-month period ended September 30, 2005, as compared to $901,952 for the same period in 2004. The principal component of the $1,793,235 increase for the nine months ended September 30, 2005, is the increase in stock-based compensation of $1,054,898. The remaining increase of $738,337 is the result of professional fees, research and development and general and administrative expenses with the increased level of business development and activities.
Liquidity and Capital Reserves
At September 30, 2005, we had cash of $29,371. At December 31, 2004, we had cash of $18,780. During the first nine months of 2005, we were successful in selling unregistered equity securities as reported in Part II, Item 8B of our Annual Report on Form 10-KSB for the year ended December 31, 2004 and in the Notes to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2005. Funds from financing activities were used for our operations.
Net cash used in operating activities was $1,224,985 for the nine-month period ended September 30, 2005, and $342,496 for the same period in 2004. The increase in net cash used in operations reflects the cost of implementing our card processing business plan, including system development, business development, general administration and investments.
Net cash provided from financing activities was $1,737,421 for the nine month period ended September 30, 2005, and $390,072 for the same period in 2004. The increase was mainly from the exercise of stock options and warrants, and the issuance of common stock for cash.
At September 30, 2005, total current liabilities exceeded total current assets by $445,521 compared to $392,978 at December 31, 2004. Shareholders, directors and related party advances comprise $134,939 of the current liabilities, compared to $169,959 at December 31, 2004. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. (see Note 6 to the Financial Statements in Part II, Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2004.)
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first nine months of 2005, the Company has a net loss of $2,670,829 and a negative cash flow from operations of $1,224,985. At September 30, 2005, the Company has a working capital deficit of $445,521 and an accumulated deficit of $5,140,032. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We require additional cash to continue to grow revenue operations and to meet on-going operating expenses. To date, our primary source of funds has been equity investments and shareholder and director advances, and this trend is expected to continue over the next quarter.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS — None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We completed the following unregistered sales of securities in the quarter ended September 30, 2005:
In September 2005, we issued 160,000 shares of common stock to one accredited investor from the exercise of warrants issued in December 2004 at an exercise price of $0.30 per share for cash proceeds of $48,000.
In July and August 2005, we issued an aggregate of 1,088,159 Equity Units to 13 accredited investors at $0.95 per Unit for net proceeds of $930,375 pursuant to a private placement offering. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at $1.50 per share exercisable for one year and at $2.00 per share for years two through four from the respective date of closing of the purchase of the Equity Unit.
Strasbourger Pearson Tulcin Wolff, Inc. acted as our placement agent in the financing and received the following remuneration: a cash selling commission equal to 8% of the gross sales proceeds of the offering ($82,700); a cash non-accountable expense allowance equal to 2% of the gross sales proceeds of the offering ($20,675); and warrants to purchase a total of 1,000,000 shares of common stock at an exercise price per share of 75% of the price paid in the offering ($0.7125) exercisable through July — August 2010.
We intend to use the proceeds for working capital and general corporate purposes.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None
ITEM 5. OTHER INFORMATION — None
ITEM 6. EXHIBITS

Exhibits	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a),

Exhibits	Document Description
promulgated under the Securities Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2005.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	/s/ Robert G. Clarke
Robert G.Clarke
Chief (Principal) Executive Officer

BY:	/s/ Edith Ho
Edith Ho
Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibits	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)