Form 10QSB/A
period 2005-03-31
ASIA PAYMENT SYSTEMS INC
filed 2005-11-21
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2005
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

EXPLANATORY NOTE
This Amended Report on Form 10-QSB for the quarterly period ended March 31, 2005 is being filed solely to file a complete copy of Appendix A to Exhibit 10.1 – Agreement with Beijing Purple Stars Appraisal Co., Ltd., dated March 23, 2005. We had previously filed a redacted version of Appendix A to Exhibit 10.1 with the initial filing of the Report on Form 10-QSB for the quarterly period ended March 31, 2005 on May 19, 2005 and had submitted a request for confidential treatment with the Commission on May 19, 2005 covering a portion of Appendix A to Exhibit 10.1.
With the filing of the complete Appendix A to Exhibit 10.1 by this Amended Report on Form 10-QSB for the quarterly period ended March 31, 2005, we are herewith withdrawing our previous request for confidential treatment of portions of Appendix A to Exhibit 10.1.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibits	Document Description
10.1	Appendix A to the Agreement with Beijing Purple Stars Appraisal Co., Ltd., dated March 23, 2005.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2005.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	/s/ Robert G. Clarke
Robert G. Clarke
Chief (Principal) Executive Officer

BY:	/s/ Edith Ho
Edith Ho
Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibits	Document Description
10.1	Appendix A to the Agreement with Beijing Purple Stars Appraisal Co., Ltd., dated March 23, 2005.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)