Form 10KSB
period 2005-12-31
ASIA PAYMENT SYSTEMS INC
filed 2006-03-31
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File No. 000-30013

ASIA PAYMENT SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	98-0204780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 5th Avenue, Suite 4100, Seattle, WA	98104
(Address of small business issuer’s executive officers)	(Zip Code)
Issuer’s Telephone Number: (206) 447-1379
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.001	Preferred stock, par value $0.001
Title of each class	Title of each class
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.) ☐ Yes ☑ No
     State issuer’s revenues for its most recent fiscal year. $43,949.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 17, 2006 was approximately $10,686,000.
     As of March 17, 2006, there were 35,619,765 shares of the issuer’s $.001 par value common stock issued and outstanding. As of March 17, 2005 there were no shares of the issuer’s $.001 par value preferred stock issued and outstanding.
     Documents incorporated by reference. None.

PART I
We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this Part I or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading “Risk Factors” below. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, we use the words “believe,” “expect,” “anticipate” or similar expressions to make forward-looking statements. We are not required to publicly release the results of any revisions to these forward-looking statements we make to reflect future events or circumstances.
ITEM 1. DESCRIPTION OF BUSINESS
Asia Payment Systems, Inc., formerly Asian Alliance Ventures, Inc., was incorporated in the State of Nevada on October 2, 1998, and maintains its principal executive offices at 800 5th Avenue, Suite 4100, Seattle, WA 98104.
We offer credit card transaction processing and merchant acquiring services. We plan to offer credit card clearing services to merchants and financial institutions, primarily focusing on China and Japan with later build out to other Asian countries. Our mission is to be a provider of third-party processing services in China to bankcard-accepting merchants, issuers of bank credit cards, issuers of petroleum station retail cards, and to issuers of merchandise and grocery retail cards.
History
In August 1999, we entered into a joint venture agreement with Shandong Hengtong Chemical Industrial Company, Ltd. (“Shandong Industrial”), a large, established company in Linyi City, partially owned by the People’s Republic of China (“China” or “PRC”) and located in the southeast of Shandong Province. Together with Shandong Industrial, we formed Shandong Hengtong Development Chemical Co. Ltd (“Shandong Development”) as our joint venture enterprise. The purpose of the joint venture was to acquire and run the nitrogen fertilizer plant of Shandong Industrial, to expand the fertilizer operations by adding power generation plants and to acquire other fertilizer plants. From 1999 to mid 2003, our former management attempted unsuccessfully to raise $13 million, which was to be our contribution to the joint venture.
In August 2003, we terminated the joint venture with Shandong Industrial and sought to acquire a new business to provide the credit card clearing services. We acquired WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China, in consideration of 6,500,000 restricted shares of our common stock. WelWay was developing a business to provide credit card clearing services for merchants in China and throughout Asia, as well as providing third party credit card clearing services to financial institutions and oil companies in China.
In November 2003, we changed our name to Asia Payment Systems, Inc. In February 2004, we completed the acquisition of WelWay. The management and assets of WelWay were transferred to us, and we ceased to use the name WelWay Development. Subsequently, our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “APYM.OB” in March 2004.

Strategy
Asia Pay’s strategy is to first focus on providing credit card processing services to retail merchants in targeted markets. Once a critical mass of merchant accounts has been enrolled, we will then market this merchant acquiring base to selected Chinese banks. At this stage — or earlier, based on available financing and opportunities — we will have established sufficient volume, reputation and momentum to pursue credit card clearing customers and roll out our more lucrative credit card clearing services.
We will support these markets using world-class technology platforms and maximize strategic partnerships to accelerate market development. Initial focus is on China with expansion into other Asian markets planned. Development objectives have been selected and are being deployed and an organization for executing on those objectives has been put in place.
Asia Pay intends to be one of the first major providers in China of world-class third-party processing services serving merchants, suppliers of merchant processing services, issuers of credit cards (prepaid and charge cards), issuers of gas and fleet management cards, retail and loyalty cards.
Services
Our business plan targets two main service areas:
1.	data processing services to merchants for credit and debit card payment transactions (“payment processing services”), and

2.	credit card clearing services to card issuers (“credit card clearing services”).
We are currently offering the payment processing services. We plan to offer credit card clearing services during 2006.
Payment Processing Services
We started offering payment processing services to Japanese and U.S. merchants in 2004 and are able to offer payment processing services to international merchants via our Singapore hub. We initially planned to begin offering these services to Chinese merchants in the fourth quarter of 2005 through partnership arrangements with long term Chinese partners, but the start-up of Chinese operations has been delayed until mid-2006 pending the finalization of satisfactory Chinese partner arrangements.
We support two card markets for our payment processing services:
1.	card present — physical card swipe by the consumer, magnetic stripe or EMV (a standard acronym used in the card industry), e.g. POS terminal, retail store sale

2.	card not present — no physical card contact, card details given over phone or submitted electronically by the consumer, e.g. e-commerce, online store sale
Our strategy is to provide merchants a turnkey payment solution in Asia, comprising merchant bank accounts, reports and account management functions, payment processing terminals and Asia Pay’s own third-party payment processing platform with competitive rates and international-style features. We provide the data routing, support for merchant agreement approval processes, credit card Point of Sale (“POS”), POS terminal installation (card present market)1 and related services as required by each merchant.

For the card not present market, a secondary market for Asia Pay, it’s a lot more straightforward in terms of deployment. There is no current significant market for e-commerce, m-commerce, kiosk and MO/TO business in Asia but it is growing, enough for us to make it a secondary business line and ensure our systems are fully capable of supporting it. The immediate cost-effective card not present business is for international merchants coming into Asia, predominately China, looking to conduct e- and m-commerce business.
We also utilize the ClearCommerce e-commerce processing engine, from the US company eFunds, mostly for high volume international merchants, to whom we offer multi-currency domestic and offshore processing services.
In Asia we had to develop our own robust bankcard (credit and debit) payment transaction processing platform (branded APAYcard). It has been designed to switch2 transactions received from merchants to the relevant financial institutions and clearing houses, such as VISA/MasterCard, card network processors such as GP Net and China Union Pay and local banks, from where the transaction is sent on to the relevant card issuer for payment. This switching will also be done later on a cost performance and features basis.
We contract directly with the merchant for our services and receive a setup fee (low for mass market, much higher for retail management systems) and a commission driven model for each transaction processed. The clearing house receives a fee from the financial institution. We do not owe any fees to the clearing house.
We provide the remainder of the services required to confirm the customer bankcard sale within the agreed upon timeframe and provide the merchant with the ability to confirm funds receipt to their merchant bank account. In addition, we provide automated settlement features so that our merchants can confirm real time sales as well as end of day/week/month sales.
A regional point of presence (POP) will be established locally in each city where Asia Pay undertakes marketing of POS terminals and related payment processing services to merchants. These local POPs will enable merchants to connect their POS systems and provide call center support.
In developing APAYcard, we have taken an open systems approach, using industry standard technologies and networks, off-the-shelf components and new generation POS transaction systems, deployed on fault-tolerant server clusters. Our system is efficient, practical, robust and scalable. We have no long term strategy to become a “software house.” Long term we’ll purchase higher-end off-the-shelf products and/or partner with or acquire card systems’ companies for additional card features. APAYcard fills a current opportunity gap, with the following reasons justifying the need for an in-house solution:
•	No good fit off-the-shelf product available to meet immediate known requirements in our target Asian marketplace

•	Must integrate with multiple disparate Asian networks banking networks

•	Diversity of merchant POS technology (old and new)
•	High degree of control and flexibility needed

•	Experience of CTO and technical team

•	Long term strategic relationship

[1]	Card not present electronic transactions are sent to us over a secure electronic network. The customer end, e.g. mobile phone or web page is the POS.

[2]	Payment transaction data received on the front end, in a common XML format, is centrally processed then routed on to the appropriate clearing house at the back end in the appropriate format. Here it is forwarded on to the necessary card issuer. In essence, APAYcard provides the necessary switch to facilitate the payment transaction.

Our system was built to meet the following key requirements:
•	Focused on core card functionality for card present and card not present markets

•	Built with an open systems approach. Microsoft first, Linux later. Ability to integrate 3rd party software.

•	Ease of maintenance. Built by experts, enhanced and maintained by low cost local staff

•	Strict security measures. Fraud detection capabilities.

•	Accept merchant transactions from multiple access points

•	Accept all payment types — including credit, debit, e-check, ACH, interbank transfer, batch (online and offline)

•	Support wide range of payment terminal protocols (ISO8583, AS2805, EFT-POS, proprietary, XML, etc.) over private and public networks

•	Support for legacy POS terminals

•	Support for modern POS terminals with digital communications over TCP/IP

•	Support for multi-lane retail management systems with multi-store multi-POS features (XML interface over TCP/IP)

•	Web-based services (real-time reporting, admin, account management, billing, reconciliation, settlement, offline transactions, batch submittal, etc.) available to all customers; can also be downloaded in variety of formats.

•	Web-based virtual payment terminal provided to merchants for MO/TO
The major factors which differentiate us as a company and give us an edge in markets such as China for payment processing services, which include:
•	experience and expertise — card industry and technical

•	international card features and services

•	security

•	processing speed

•	flexibility, speed to market
Outside the standalone cash register used in the mass retail market, multi-lane retail management POS systems are available to the multi-lane multi-outlet retailers, which typically cost the large retailer about US$500k for the installed system plus US$500k per lane and ongoing maintenance. There are lower cost low end versions available.
These systems are typically PC-based, utilizing an integrated POS terminal, with a variety of features designed for the multi-lane environment delivering a modern, networked cash register in a client/server model. Each networked cash register routes payment messages to a LAN-based POS server on the back end, which tracks all sales activity and forwards the payment transaction on to a single card processor over TCP/IP on a secured line (leased line or Internet VPN).

Multi-lane retail management systems are typically used by multi outlet retailers, especially international ones, such as DFS, Safeway, Carre Four, Wal-Mart, AS Watsons, Giant, etc. These are the retailers that want to avoid using standalone POS terminals requiring a dedicated dial-up connection per lane. They want an networked IP solution with integrated sub systems for obvious reasons. APAYcard is designed with these retailers in mind and Asia Pay is setup well to serve their needs in Asia. These retailers will pay above cost (per transaction fees) in order to gain:
•	a single point of contact for their card processing needs in multiple Asian countries from an industry expert who speaks their language

•	aggregated volume to negotiate beneficial processing fees

•	centralized payment processing for multiple country clearing houses with a single payment provider interface

•	support for digital format payment messages (e.g. XML) generated by their product, with multi-store, multi-lane, multi-operator features (write once, deploy multiple times)

•	integration of POS terminals on a LAN with WAN capability for multi site locations

•	reduced cost and efficiency from network communications vs. standalone (unreliable) dial-up connections

•	overall efficiency, including centralized reconciliation, integrated data repository with central admin and reporting (via an access anywhere web interface)

•	the capability for add on sub-systems such as inventory management, staffing, workflow; integration with existing high-end products such as SAP
This is especially important when these retailers are entering Asia, a continent of disparate countries, financial rules and regulations, networks, systems, interfaces, banks, etc. – and of course, China is the biggest issue and biggest opportunity of all, being the largest market with an immature card processing infrastructure. These retailers are rightfully concerned and they want to minimize risk and cost and operate as efficiently as possible while utilizing their existing systems and processes. These retailers look for outside help with an inside presence. To justify going with such a provider and paying “above cost” in that market is a simple business case as we have already proved.
After initial success in this market space, we will target the vendors of multi-lane retail management systems to work in partnership with them to enable their product Asia Pay ready out-of-the-box. This should give them a sales edge in selling their products into Asia, especially customers targeting multi-country markets. It also creates immediate revenue opportunities for us.
Our current average transaction time for processing card payments is under two seconds. We are currently producing some of the fastest card transaction times in Japan today on a consistent basis. This, combined with our offering of Western style card services and technology to the Japanese marketplace, will enable us to build out our business in Japan; a significant potential market given this approach.
Our Japan processing program is operated from our server cluster platform currently located in Okinawa, Japan and is built around APAYcard which has been integrated with the GP Net bankcard clearing network. We use our servers in Japan to process all Japan transactions via GP Net and plan to roll out this service to additional merchants. We are currently progressing with the same setup in China targeted to go live in 2006.
We have recently established a new presence for processing transactions in Singapore in conjunction with NETS, a predominant bankcard clearing network provider there.

Credit Card Clearing Services
Since inception, Asia Pay has been planning and developing the ability to deploy card clearing services of our own.
This strategic card focused side of our business comprises three areas:
1.	Card issuing (bank prepaid[3] and charge cards, retail, loyalty and oil cards)

2.	Full/partial card program outsourcing to our hub

3.	Full/partial card program implementation and consulting for our customers
Our aim is for our hub (“3rd Party Processing Hub”) to become a world class facility in Asia with 3rd party processing services available to the Bank, Oil and Retail Card markets in our key zone of development, China and SE Asia. By providing our clients with universal processing capabilities, we will continuously create value for our clients, and our investors.
Ultimately the primary data center is expected to be located in Beijing or Shanghai with a secondary site providing redundancy. Later additional data centers will be deployed across Asia (since card present transactions cannot take place across international borders). Connections with domestic and international card processing providers will be made from each of these locations. The development effort is currently centered in Shenzhen China with additional key staff participating from around the globe. Call centers will be co-located in each center.
Our services are planned to include database marketing (from the banks’ own customer file), third-party card issuing and merchant acquiring outsourced services, transaction processing services, loyalty programs, and cardholder help desk services. Where appropriate, we will partner with third-party companies to deliver elements of the outsourced solution, including card manufacturers, mailing houses and logistics companies.
There are in excess of 100 banks in China with debit or credit card issuing and merchant services programs. Many of these are small regional operators that have no significant investment in card services and that primarily use China Union Pay to process debit card transactions on their behalf. Typically, the smaller banks have no credit card program whatsoever and Beijing is pushing for them to get on board.
We believe that a card base of 200,000+ is required to generate an acceptable return on investment. This means many of the smaller “tier 2 and 3 banks” will not be able to participate in the credit card business and will lose existing customers to larger banks. We believe these smaller banks make up approximately 20% of the credit card clearing service market in China.
We believe there is significant opportunity in this area for us to offer these smaller banks a partial or complete outsourcing service for their card clearing. We have had discussions with several of these banks, and they have indicated strong interest in our services. We are actively pursuing relationships in China to access these opportunities and have recently appointed one of our current directors, Benny Lee (an ex card industry executive in China & SE Asia), to this task as Executive Director.
We plan to have our sales force vigorously pursue this market during 2006 while the banking industry in China opens to foreign service providers.

[3]	In an immature card market such as China, with no established credit bureau services, the prepaid, or secured, credit cards dominate the market.

Developments
e-Charge Processing Service Corporation
In April 2004, our wholly-owned subsidiary, Asia Payments, Inc., entered into a Credit Card Transaction Processing and Clearing Settlement Services Agreement with e-Charge Processing Service Corporation, a Japanese corporation, and e-Charge USA, Inc., a Delaware corporation. The term of the agreement began April 8, 2004, and will continue until terminated six months following notice of termination given by either party. We are to provide to e-Charge credit payment processing services that include the following:
•	payment transaction data submitted to Asia Pay by e-Charge via the Internet

•	Asia Pay to establish accounts with banks selected by e-Charge to process “yen to yen” transactions; and

•	payment verification data returned to e-Charge.
We will process these transactions with ClearCommerce (see above), pursuant to an agreement between e-Charge USA, Inc. and ClearCommerce (now eFunds) that was assigned by e-Charge USA to our subsidiary, Asia Payment, Inc. Further, we are required to advise e-Charge regarding third-party services provided in connection with the transaction processing. e-Charge has paid Asia Pay an initial set-up fee and is to pay a fee for each transaction processed, with an agreed monthly minimum fee of US$10,000 per month. In return, we are required to pay e-Charge a monthly lease fee totaling US$100,000 over a twenty-four month period, should we continue this business. The critical “yen to yen” banking facility has not yet been established; accordingly, by agreement between the parties, the stipulated mutual payments have not been made pending further discussion and new arrangements planned for 2006. Initial discussions have been held regarding a new business agreement with eCharge which will involve a complete review of all financial aspects. As a result we do not expect to continue with the same schedule of charges as shown above and do not anticipate having to make the payments identified above unless and until they are confirmed in a new agreement.
DFS Okinawa K.K.
In May 2004, we entered into a System Development and Services Agreement with DFS Okinawa K.K., a Japanese corporation, which operates retail stores in Japan under the name “Duty Free Shop.” The term of the agreement began May 1, 2004, and ends July 1, 2006. The term will be automatically renewed for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. We are required to establish and maintain a hardware and software platform that permits processing of credit card transactions and reports on customer and merchant transaction histories. We are also required to establish vendor relationships to allow the processing and payment of the transactions, including access to clearing services (for example, our agreement with GP Network described below) and transaction processing with banks (provided as part of the clearing services or by agreement directly with banks). In July 2004, we completed the development of this platform, APAYcard, and DFS’s multi-lane retail management product, supplied by Triversity, was modified to support the Asia Pay interface and processing model. The APAYcard system commenced live operation in December 2004, at the opening of the 83 lane DFS Galleria store in Okinawa, Japan. DFS paid a one-time set-up fee in 2004 when the APAYcard system became operational for the Japanese market and is obligated to pay to us a fee for each transaction processed. The set-up fee was accounted for as an offset of our research and development expense in 2004. The DFS model is a good example of what we are looking to repeat in the multi-national retail space.

GP Network Corporation (GP Net)
In August 2004, we entered into a Services Agreement with GP Network Corporation — a Japan based bankcard clearing network jointly owned by several local banks, VISA and Total Systems — to implement a merchant payment processing service in Japan. The term of the agreement began August 28, 2004, and ends August 23, 2007. This term will be automatically extended for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. GP Network provides clearing house services that are required for us to provide our payment processing services to merchants. We send GP Network payment processing data, and they forward it to the appropriate financial institution for payment. We do not owe any fees in connection with this agreement. Fees are paid by the financial institution to GP Network. The GP Net model is a good example of what we are looking to repeat in terms of interfacing with Asian bankcard clearing networks; it allows us to load up value-added services at the front end.
Shanghai CRC Telecom Co., Ltd.
In September 2004, we entered into an agreement with SCRC. We agreed to pursue a partnership to conduct pilot projects with SCRC to provide two basic services in China: (1) to create and implement an individual and business credit reference service platform that meets international standards, such as that used by Equifax, Experian and Trans Union, and (2) to establish a payment processing system for merchants in China. We spent US$150,000 to date out of an initial budget of $300,000. The stated objective of both parties was to cause the partnership to become a premier international payment system provider in China.
Since the project was initially conceived the Chinese Government has mandated the Chinese central bank (the Peoples Bank of China) to establish and operate a central credit database for Chinese citizens. This is as the result of a stated policy to reduce bad loans, but it also serves the national purpose of retaining databases on Chinese Citizens under official Chinese control. In addition, the minimum capital for obtaining a license to operate the business, as advised by SCRC, is RMB 100 million (USD 12.5 million). It is also doubtful if foreign owned companies will be granted with such business license. As a result of this government policy SCRC has recommended and we have accepted that the credit reference project be suspended and we do not have any ongoing or unpaid liability for the remainder of the budget which was initially agreed
SCRC operates in the telecommunication, call center and bills connection services in China. We agreed to install our standard payment processing system in the secure data center owned by SCRC, although subsequently the use of leased facilities housed by China Telecom was recommended by SCRC as the better option. These facilities were subsequently leased by SCRC on behalf of the partnership. SCRC was also responsible to negotiate a competitive rate with Union Pay, the sole clearing house currently available in China, and obtain all the necessary government licenses.
The leased telecommunication facilities and equipment organized by SCRC were pursuant to a separate equipment lease contract entered into on March 17, 2005. The lease term is two (2) years, with automatic three year renewal terms unless notice is given by either party not later than 15 days prior to the end of the term. We have paid SCRC approximately US$64,000 for the use of these facilities as well as for use of SCRC’s access to a nationwide telecommunications backbone. In view of the suspension of the credit reference project we informed SCRC that the leased facilities would not be required in the near term and in January 2006 the remainder of the lease term was settled for a one time payment of Rmb. 135,000 (approx. US$16,875) with no further payment being owed.
We are continuing to work closely with SCRC to identify credit and payment services opportunities in China. We expect to focus this cooperation via our wholly-owned Chinese subsidiary (WOFE) which is based in Shanghai. The primary objective of our planning is to identify viable opportunities for card and payment processing services in the national Chinese market. Our target is to identify an initial business opportunity by approximately mid-2006. One potential opportunity identified earlier, i.e. the proposal to provide payment services to the Chinese railways has been significantly delayed due to the restructuring of the national railway ministry into eight separate operating companies. This restructuring will bring fundamental changes to the Chinese railways and until it is implemented and the new companies establish their business policies we do not expect to be able to make any further progress. However, we have not dropped our interest in this sector as the long-term potential is still considered significant.
Max to One Co., Ltd.
In December 2004, we entered into a Service Agreement with Max to One Co., Ltd. (“MTO”), a Japanese company based in Tokyo, for credit card clearing services in Japan. The term of the agreement began December 14, 2004, and ends December 13, 2007. This term will be automatically extended for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. MTO is a Japanese company based in Tokyo that processes e-commerce and POS-based credit card transactions for Tokyo merchants. MTO also serves as an agent for Japanese domestic credit card companies. We plan to process bankcard transactions on behalf of MTO for MTO customers from which Asia Pay will receive a transaction fee from MTO. MTO will market the APAYcard system to retail chain merchants in Japan. We have recently mutually agreed with MTO for a non-exclusive agreement to market Asia Pay services to merchants in Japan. We are pursuing several opportunities in Japan and hope to have new relationships established before the end of 2006.
Beijing Purple Stars Appraisal Co., Ltd.
In December 2004, we entered into a memorandum of understanding with Beijing Purple Stars Appraisal Co., Ltd. (“BPS”). Our primary objective with BPS was to provide credit bureau systems and related applications. Since the Chinese Government has mandated the Peoples Bank of China to establish and operate a central credit database, as we referred to above re. SCRC we are not pursuing any opportunities with BPS in this field. We have agreed with BPS to focus on identifying other payment processing opportunities and we continue to monitor the market for viable opportunities which will provide a good fit with the resources and expertise of BPS.
ET-china Ltd.
In June 2005, we signed an agreement with ET-china Limited of Guangzhou, China to invest in an ecommerce system for the purpose of processing China pin debit cards from customers of ET-china. ET-china Limited provides air and hotel booking services to individual and corporate travelers primarily in Guangdong, China. The agreement between ET-china and us is for both companies to cooperate to build out an ecommerce system in Shenzhen, China so that both ET-china’s customers as well as Asia Pay’s future merchant customers will have access to use this ecommerce payment processing system.
In late 2005 and early 2006, we concluded that the planned investment had not been implemented as agreed. We have consulted Chinese legal counsel in Guangzhou, China who has advised that the investment agreement was ineffective from the legal standpoint. As a result, in mid-February, 2006 we sent a notice to Guangdong Et-China Limited to refund the investment funds previously advanced. With the uncertainty of the claim at the time of the financial statements being prepared, we have determined that such investment became impaired. We intend to vigorously pursue our claims by all appropriate legal means.

Neteller Plc.
In June 2005, we signed a credit card processing service agreement with Neteller Plc. based in the Isle of Man in the UK. We began processing transactions under an initial arrangement in late May and June of 2005. Subsequently Neteller acquired a processor based in the United Kingdom with the objective of doing their processing internally. Whether Neteller will decide to do so in Asia on an exclusive basis is not clear to us at present, but we do not expect Neteller to be a significant customer for us in 2006.
Network for Electronic Transfers (S) Pte. Ltd. (NETS)
In August 2005 we announced that we had finalized the establishment of a fully owned subsidiary in Singapore known as Asia Payments Systems Pte. Ltd. We established this company in recognition of Singapore’s role as a regional hub for South East Asia and to address interest from multi-national merchants for multi-currency processing and settlement services. In September 2005 we announced that our Singapore subsidiary had concluded an agreement for online transaction processing for credit cards and debit cards in Singapore and China with Network for Electronic Transfers (S) Pte. Ltd. (NETS). NETS is Singapore’s leading electronic payments provider for the past 20 years and operates NETS, Singapore’s leading online payments provider for credit cards, direct debit and “virtual accounts.” The agreement with NETS provides us with added capacity and flexibility to process transactions throughout the Asian region and in 2006 we expect to work with NETS in both Singapore and Shanghai to identify processing opportunities.
InterPay International Group Ltd.
In December 2005 we announced we had signed a strategic alliance agreement with InterPay International Group Limited (”InterPay”), a Singapore company, which is involved in credit and loyalty card operations in Southeast Asia. Subsequently, in February 2006 we announced that we had reached a non-binding agreement to acquire InterPay in a share exchange transaction which will require us to issue 17,500,000 common shares to InterPay’s shareholders. Interplay nominees will get two seats on our board and the management teams, information systems and operations of both companies will be integrated into one organization.
We intend to move rapidly to complete the due diligence and consummate the transaction and we expect that the acquisition will have a major impact on our business operations and growth plans. We have a target of integrating operations during the second quarter of 2006.
Global Uplink Communications Ltd.
In March 2006 we announced a Strategic Alliance with Uplink, a Chinese company, based in Guangzhou, Guangdong Province. Uplink operates a business in customer relationship management (CRM) and related services, with a client base which includes financial institutions and corporations in Guangdong province and elsewhere in China. We plan to work with Uplink to develop loyalty card and other programs, initially in Guangdong Province and subsequently in other major markets in China.
Ongoing Developments
We did not recognize any operating revenue from inception through December 31, 2004. Our revenue for 2005 was almost entirely from our agreement with DFS Group of Japan. We plan to begin providing our payment processing services to merchants in China and Singapore in 2006. However, we do not currently have sufficient liquidity and capital resources to implement this plan.

For the card present market in Asia, our payment processing services platform is in production in Japan and is soon to be released in China, awaiting clearing house agreements. In addition, we have installed a payment processing platform in Singapore.
We plan to setup host systems for international (card not present) transactions either in Singapore or one of the off shore or open market countries with which we are currently investigating banking relationships.
In May 2005, we announced the completion of the APAYcard platform for processing payment transactions in China. The APAYcard system is our primary payment processing platform targeted for use in China and other countries of opportunity in Asia. We are also in the process of completing relationship agreements to link the APAYcard system with debit card clearing houses in China.
Other Developments
In October 2005, John Fraser resigned as Chairman of the Board due to the need to focus on other management responsibilities in Canada. Mr. Fraser continues to serve as a Director. In his place we appointed Robert Clarke as Chairman of the Board, a position he had held previously.
Also in October 2005, Matt Mecke, our President and CEO, relinquished his executive positions to make way for key senior appointments to enable Asia Pay to focus greater attention on revenue growth and consolidate its approach to developing business in China as well as other priority Asian markets. We replaced Mr. Mecke by appointing Robert Clarke as CEO and Benny Lee as President.
Mr. Mecke subsequently resigned from the board in January 2006. To replace him we appointed Ms. Rosaline Tam to the board in March 2006. Ms. Tam has over 25 years experience in financial services technology including senior management positions with MasterCard International, Citibank and American Express.
The Market and Competition
Our primary market is the credit card processing market. Although we are currently providing services to DFS Group in Japan, our initial focus is on China. We also see strong potential for our card processing solutions through our agreement with NETS in Singapore. We are considering expansion into other Asian markets.
The market for credit card clearing services in China, with a population of 1.3 billion, is expected to grow over the next six years at a compounded annual rate of growth in total credit card loans of 88%. We expect growth from US$300 million in 2003 to US$13.2 billion in 2009. In addition, we believe that around only 10% of the merchants in China are capable of accepting cards as compared with around 80% of U.S. and Japanese markets. The current transaction processing infrastructure in China is significantly immature and incapable of supporting the anticipated robust growth. We are aggressively pursuing this opportunity to provide an infrastructure to both merchants and banks as customers of our third-party processing systems.
Presently, Chinese merchants who wish to accept credit cards from customers must contact either China Union Pay Merchant Services or one of the 140+ China Union Pay accredited banks to begin the process of determining their qualification to accept domestic China bankcards. There are no independent third-party processing companies currently operating in China; however, First Data Corp. recently announced an agreement to provide merchant and card issuing services to China Everbright Bank in Shanghai along and several other major industry players are now active.

No providers are currently dominant in our primary target area, the credit card processing market in China. In debit card processing, China Union Pay has over 90% market share, but this is not seen as a significant revenue area for us because there is increasingly less revenue in the processing of debit cards than in credit cards. Still, it is a market we must participate in. We do not believe there is a dominant player in the credit card market, but there are no published statistics regarding this. Credit card services are provided by several banks, but the card population is extremely low because it is difficult to find merchants that accept this form of payment. Many of these credit cards have been issued to high income Chinese and are used more overseas than in China. Competitors are expected to include First Data, China Union Pay, HSBC/BOCOM [Bank of Communications], Citibank, EDS, and other Chinese banks.
Government Regulation and System Certification
We need to procure business operating licenses in China where we intend to develop business. Partnerships with Chinese institutions are necessary for foreign companies that wish to compete for the affluent card market. Since the card market is for all intents and purpose now closed to foreigners, such an alliance is the only way to get in early, become acclimated, and master the skills needed for success.
What’s more, if market conditions change and the government alters its regulatory agenda with a view to limiting the expansion of foreign companies, partnerships are less likely to be affected. With them in place, the foreigners can pounce if opportunities arise early and stay ahead of the curve if the markets develop according to script.
Credit cards are a prime example of the benefits of partnership: of the retail-lending products in China’s banking market, few will grow faster.
Chinese banks, with their enormous pools of retail customers, extensive branch networks, and established brand names, seem well-placed to seize the opportunity in credit cards on their own. But they are held back by the traditional Chinese reluctance to lend money without collateral, by a lack of the skills needed to market credit cards to the more attractive customers, and by the difficulty of managing risk in a market where credit bureau data are largely absent outside Shanghai.
As an illustration of these problems, consider card issuance and risk control. About four million to five million cards now circulate in the Chinese market, but the number of active cardholders is probably only one-third that. This reality reflects the marketing approach of Chinese banks. Instead of targeting individuals, these institutions push cards to employees of their corporate-banking customers, without assessing the likelihood that the cards will be used.
The untargeted approach is unavoidable for many domestic banks because they have little centralized customer data and lack the modeling skills to mine what data they do have. In many banks, risk control is decentralized and thus heavily dependent on the limited skills of the frontline staff in the branches. A bank could suffer an enormous loss if its portfolio of millions of credit cards turned sour because of an economic downturn or poor risk-assessment practices. In 2003 many of South Korea’s biggest credit card issuers had to write off enormous losses resulting from unfocused marketing tactics and lax risk controls.
Domestic banks could hire skilled people from Chinese-speaking markets such as Hong Kong and Taiwan. Some, including China Merchants Bank, have actually done so, but more will rely on alliances with foreign companies to acquire the skills needed to build and manage a credit card business. Foreign companies such as Asia Pay have the risk-taking mind-set and the product-development, marketing, and risk-management skills that Chinese banks lack.
Asia Pay is currently developing several Joint Venture (JV) arrangement options throughout China on a regional and nationwide basis for providing our card processing and clearing services. This is the only current acceptable formula to China’s powerful financial regulator, the China Banking Regulatory Commission (CBRC).

The key to making a card partnership work is making it function seamlessly within the Chinese banking system, so that the operating license belongs to the Chinese bank, the cards bear its brand, and card balances appear on its balance sheet. In reality, though, Asia Pay will run much of the card operation.
Given the uncertainties surrounding regulation and partnerships, we are working to create a portfolio of options covering a range of entry methods and products.4
While it may be several years before the credit card market takes off in China, foreign companies that wait until the market opens up in 2007 may find that they are too late. Chinese banks looking to compete with their foreign competitors are actively looking for acceptable partners and solutions now to help then do so. Asia Pay has had significant ramp up time to develop these relationships.
In addition to the normal business operating licenses, we will be required to submit our systems for review and testing by VISA and MasterCard, as well as other card industry associations (e.g. AMEX, JCB, Diners, Discover, China Union Pay) to receive approval as a third-party technology vendor of payment processing and clearing services to these credit card industry associations.
With China business licenses held by our China partners and with international payment industry association certification, we plan to begin providing merchant bankcard payment processing and clearing services by cooperating with local banks and with the payment industry (China Union Pay) in China. Chinese financial transactions are administered and are overseen by the People’s Bank of China which operates and owns the China Union Pay network. The People’s Bank of China may also decide at any time that they would like to enforce additional certification of the security and soundness of our systems. We do not assume that we will be able to process across all sectors of the China payments market, but we will undertake to develop relationships through our existing China business partners and with the China Credit Card Processing Industry administrators and the People’s Bank of China. We will continue to build relationships with appropriate city, local, provincial and Central Government authorities to provide information about our credit card processing operations and capabilities and seek approval from the authorities to perform additional services as required by our customers in the future.
Shanghai WOFE
In November 2005, we established a wholly-owned subsidiary in China. The new company, incorporated in Shanghai, is set up under legislation which permits wholly foreign owned enterprises (often referred to as “WOFE”). The Shanghai WOFE, whose name in English is Asia Payment Systems (China) Co., Ltd., gives us greater flexibility in implementing our programs and strategies in China with or without local Chinese partners, as circumstances may require. As well, in situations where a Chinese joint venture is required our WOFE will make it easier to establish the joint venture structure.
For 2006 we expect to make the Shanghai company the main focus of our Chinese activities and as a consequence will not continue with representative offices in Shenzhen and Beijing. Fully functional business offices will be established in major Chinese cities as we build out our operations.
Once potential joint ventures are concluded with Chinese partners, and we have determined the most appropriate shareholding and management structures for such China opportunities, we will register and file the required applications with the various governmental and business license agencies where we intend to operate our business.

[4]	HSBC has negotiated a partnership with Bank of Shanghai, teamed up with Ping An Insurance to acquire a small bank in Fujian province (SE China) and entered into partnership with the Shanghai-based Bank of Communications. HSBC’s portfolio of partnerships covers the attractive segments of retail banking and insurance and focuses on players with a strong presence in the more attractive coastal cities.

Our business in China may be adversely affected by changes in political and social conditions. This may include changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad as well as rates and methods of taxation. While China’s government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is possible that a change in the PRC leadership could lead to changes in economic policy.
Employees
As of December 31, 2005, we had ten (10) employees. None of our employees are represented by a labor union and we believe that our employee relations are good.
Our Facilities
We rent corporate service located at 800 5th Avenue, Suite 4100, Seattle, WA and The Chrysler Building, 405 Lexington Avenue, 26th Floor New York, NY. We also rent an 800 square foot finance and administration office at the Ocean Centre, Rm. 1430, Kowloon, Hong Kong for a one year term expiring March 2006 at a monthly rental of $1,282, which will be on month to month thereafter. We have a representative office located at 15C Sea View Square, 18 Tauzin Road, Shekou, Shenzhen, China for 1,400 square feet for a one year term expiring July 2006 at a monthly rental of $1,025. In February 2006 in anticipation of organizational changes expected as a result of the planned acquisition of InterPay International and the transition of our main Chinese activities to Shanghai we made the decision to close the Shenzhen representative office and terminate the New York corporate service as of the end of March 2006.
Risk Factors
We have a limited history of operations, and we do not have enough liquidity and capital resources to implement our full plan of operation.
We have a limited history of operations. We currently do not have sufficient capital or customers to implement our plan of operation. If we are unable to raise sufficient additional capital through the sale of debt or equity, or a combination or both, within the next three to six months, we will likely not be able to implement our current business plan and may not succeed in this market.
Our industry involves establishing credit card processing/banking systems with mature and stable technology. We have recently observed changes in technology as evidenced by the Internet and Internet-related services and applications, new and better software, faster computers, and modems but the basic systems for the payment processing industry have not changed significantly. As technology changes, our customers will expect more and better services. Our success will depend on our ability to use existing technology and to develop and market new services. The costs and expenses associated with such an effort will be significant. Currently, we do not have sufficient capital and customers to carry out our full business plan. There is no assurance that we will be able to obtain the funds necessary to acquire the necessary technology. Even if such funds become available, we cannot assure that we can successfully develop new services for the Chinese credit card market. Any failure to provide state of the art technology to our customers or delays in providing services could cause us to lose customers to our competitors.

We are currently dependent upon our relationship with one customer, DFS, for revenue and upon our relationship with Asian partners for future potential revenue.
The loss of either of these relationships would negatively impact our business plan.
We require additional financing to be able to meet our current liabilities, and we have doubts about our ability to continue as a going concern.
Our auditors’ report on our consolidated financial statements for the fiscal year ended December 31, 2005 raises substantial doubt about our ability to continue as a going concern. We need additional cash during the next twelve months to finance operations and to pay approximately $386,000 of existing payables and our additional commitments of approximately $80,000 per month. We had revenue of $43,949 in 2005. At December 31, 2005, we had cash of $110,566. This has been reduced during 2006. If we are unable to generate significant cash flow before the end of the second quarter of 2006, we will be required to curtail operations substantially, and seek additional capital. There is no assurance that we will be able to obtain additional capital on terms and conditions favorable to us, if at all.
Our results of operations are subject to significant foreign economic and political risks.
Our operations are being established in the People’s Republic of China (“PRC”). Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.
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
Most of our competitors have substantially greater financial, technical and marketing resources than us.
Information is very limited on the size and capabilities of most of our competitors in China. Our competitors are large established companies with far greater financial resources than us; however, their technical and marketing resources in China may not be as focused on our target market. Local banks have large sales teams but they are typically unmotivated and provide poor service levels. In the area of technical resources, we believe there is little knowledge in the card processing area. We believe that we have a good understanding of prevailing technologies. In most cases, we do not believe that our competitors can deliver the same quality of service and software as we can; however, our competitors can use their financial advantage to update their cumbersome internal systems to compete with us.

We are substantially dependent upon the continued service of our key technical and managerial personnel.
Our success has been and will continue to be dependent on the services of our key technical and managerial personnel. We also believe that our success depends on our ability to continue to be able to attract, retain and motivate highly skilled technical and management employees and consultants who are in great demand. There is no assurance that we will be able to attract and retain such employees, and our failure to do so could adversely affect our business.
We may be required to indemnify our officers and directors for liability to shareholders or the public.
Our articles of incorporation and bylaws provide that we will indemnify any director, officer, agent and/or employee for liabilities on the terms and conditions permitted by the corporate laws of the State of Nevada. We may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured. This could result in substantial expenditures by us and prevent our recovery from such officers, directors, agents and employees for losses incurred by us as a result of their actions. We have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.
We do not plan to pay dividends and shareholders may not receive any return on their investment.
We do not plan to pay dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on earnings, if any, our financial requirements and other factors beyond our control.
Our disclosure contains forward-looking statements that are subject to risks, uncertainties, and assumptions; our actual results may differ materially from those anticipated in the forward-looking statements.
Our disclosure contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in this annual report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

The market price for shares of our common stock could be volatile and you may be unable to resell your shares in the market.
The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. Such factors may include, without limitation, the general economic and monetary environment and the open-market trading of our shares in particular. Such market trading may include speculative short-selling by speculators. Investors may be unable to resell their shares in the market due to variations in trading volume or other market conditions.
We cannot guarantee the continued existence of an established public trading market.
Although our common stock is quoted on the OTC Bulletin Board, a regular trading market for our securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. We cannot determine the effect of these and other recent changes on the OTC Bulletin Board at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “Nasdaq Stock Market”). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:
•	the issuance of new equity securities pursuant to a future offering;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock;

•	investor perceptions of our company and the payment processing services and credit card clearing services industries generally; and

•	general economic and other national conditions.
Broker-dealer requirements may affect the trading and liquidity of shares of our common stock.
Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market.
Existing shareholders may experience some dilution upon the exercise of outstanding warrants.
The holders of some of our warrants have up to four years from their issuance date to exercise their warrants with exercise prices ranging from $0.16 to $1.75 per share. Exercise of these warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants.
Moreover, we will need to raise additional funds in the future to finance our existing operations. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing shareholders, the percentage equity ownership of the existing shareholders will be reduced. Existing shareholders may experience subsequent dilution, and such newly issued securities may have rights, preferences and privileges senior to those of the existing shareholders.
Our principal shareholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.
Our principal shareholders, current executive officers and directors together beneficially own over 38% of our common stock. Accordingly, if acting together, these shareholders may be able to effectively determine the composition of our board of directors, may retain the effective voting power to approve all matters requiring shareholder approval, may prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and may continue to have significant influence over our business. As a result of their ownership and positions, our directors and executive officers collectively are likely able to influence all matters requiring shareholder action, including approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock.
We face chargeback liability if our merchants refuse or cannot reimburse chargebacks resolved in favor of their customers, and we face liability to our merchant customers.
Our merchant processing operations include merchant acquiring, where we are a direct party to contracts with merchants regarding our provision of card processing services for the merchant, and we are subject to the associated risk that a cardholder billing dispute will be resolved in favor of the cardholder (referred to as a cardholder “chargeback”).
In our merchant acquiring business, if we are unable to collect the chargeback amounts from our merchant customer’s account, or if the merchant refuses or is financially unable to fund these amounts due to insolvency or bankruptcy or other reasons, we must bear the credit risk for the full amount of the refund paid to the cardholder’s financial institution. We require cash deposits and other types of collateral from certain merchants to minimize any such risk.

In addition, we utilize a number of systems and procedures to manage merchant risk and believe that the diversification of our merchant portfolio among industries and geographic regions minimizes our risk of loss. We recognize a reserve for estimated merchant credit losses based on historical experience and other relevant factors. This reserve amount is subject to the risk that actual losses may be greater than our estimates.
If the security of our databases is compromised, our reputation could suffer and our business could be adversely affected.
We collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, checking and savings account numbers, and payment history records. Unauthorized access to our databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach could:
•	deter customers from using our products and services;

•	harm our business and reputation;

•	expose us to liability; or

•	increase our operating expenses to correct problems caused by the breach.
Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations.
If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.
Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry, and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Any significant interruptions could:
•	increase our operating expenses to correct problems caused by the interruption;

•	harm our business and reputation;

•	result in a loss of customers; or

•	expose us to liability.
Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations.

Our recently announced agreement to acquire our strategic partner, InterPay International Group Limited, may not be completed which will adversely affect our operations, future growth and financial results.
Our recently announced agreement to acquire our strategic partner, InterPay International Group Limited, is subject to due diligence and the completion of final documentation and may not be completed. Failure to complete this acquisition will adversely affect our future growth and will require us to find new strategic partners for our business plans in China and elsewhere.
ITEM 2. DESCRIPTION OF PROPERTY
Property Held by Us
We do not own any real estate. We do not own any inventory. Our capital assets are primarily comprised of computer equipment.
Our Facilities
We rent corporate service located at 800 5th Avenue, Suite 4100, Seattle, Washington and The Chrysler Building, 405 Lexington Avenue, 26th Floor New York, NY. We also rent a finance office at the Ocean Centre, Rm. 1430, Kowloon, Hong Kong. . We have a representative office located at 15C Sea View Square, 18 Tauzin Road, Shekou, Shenzhen, China for 1,400 square feet for a one year term expiring July 2006 at a monthly rental of $1,025 with early termination of one month notice. We made the decision to close the Shenzhen representative office and terminate the New York corporate service as of the end of March 2006.
ITEM 3. LEGAL PROCEEDINGS
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
On March 9, 2006, we had 104 shareholders of record. In February 2004, our securities commenced trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “APYM.OB”.
The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years, from February 2004 through December 2005. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

	2005		2004
	High	Low	High	Low
Quarter ended

March 31	$2.33	$0.43	$0.85	$0.10

June 30	$2.65	$0.81	$0.74	$0.22

September 30	$1.59	$0.71	$0.51	$0.12

December 31	$0.77	$0.26	$0.48	$0.09
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
On or about February 18, 2005, we issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of $100,000. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about February 18, 2005.
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
In July and August 2005, the Company issued 1,088,159 shares of common stock to 13 accredited investors at $0.95 per share and warrants to purchase 1,088,159 shares for net cash proceeds of $900,375. The warrants are exercisable until July and August, 2009, at an exercise price of $1.50 to $2.00 per share. Warrants to purchase 1,000,000 shares of common stock were issued to the placement agent. The warrants are exercisable until July and August 2010 at an exercise price of $0.7125 per share. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about August 10, 2005.
Strasbourger Pearson Tulcin Wolff, Inc. acted as our placement agent in the financing and received the following remuneration:
•	a cash selling commission equal to 8% of the gross sales proceeds of the offering ($82,700);

•	a cash non-accountable expense allowance equal to 2% of the gross sales proceeds of the offering ($20,675) plus $30,000, a total of $50,675; and

•	warrants to purchase a total of 1,000,000 shares of common stock at an exercise price per share of 75% of the price paid in the offering ($0.7125) exercisable through July – August 2010.
In December 2005, the Company issued 312,500 shares of common stock for the settlement of amounts due to consultant for the consultancy contract of $100,000. The shares were valued at $0.32 per share, which was the closing market price of the Company’s common stock on the date of the settlement. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about December 12, 2005.
We did not repurchase any of our common stock during the fourth quarter of the fiscal year covered by this report.
Securities authorized for issuance under equity compensation
In 2004 we adopted the 2004 Nonqualified Stock Option Plan (the “Plan”) as described in our Form S-8. The Plan provides for the issuance of stock options for services rendered by officers, directors, employees and consultants. The Board of Directors is vested with the power to determine the terms and conditions of the options. The Plan includes 5,000,000 shares. During the year ended December 31, 2005, the company granted 370,000 stock options pursuant to the Plan at exercise prices ranging from

$0.001 to $2.24 per share, of which 300,000 stock options were granted to non-employees. 2,275,000 options were exercised and 12,000 options were forfeited. Under the Plan, 1,188,000 options are outstanding and 20 options are available for issuance as at December 31, 2005.

Number of securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column
	(a)	(b)	(a))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	1,188,000	$0.288	20
In 2005 we adopted the 2005 Nonqualified Stock Option Plan (the “Plan”) as described in our Form S-8. The Plan provides for the issuance of stock options for services rendered by officers, directors, employees and consultants. The Board of Directors is vested with the power to determine the terms and conditions of the options. The Plan includes 5,000,000 shares. During the year ended December 31, 2005, the Company granted 4,590,000 stock options pursuant to the Plan at exercise prices ranging from $0.001 to $1.12 per share, of which 3,790,000 stock options were granted to non-employees. 850,000 options were exercised and no options were forfeited. Under the Plan, 3,740,000 options are outstanding and 410,000 options are available for issuance as at December 31, 2005.

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding
	warrants and rights	warrants and rights	securities reflected in
	(a)	(b)	column (a))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	3,740,000	$0.78	410,000
Section 15(g) of the Securities Exchange Act of 1934
Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. The Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These Rules require a one page summary of certain essential items. The items include:
•	the risk of investing in penny stocks in both public offerings and secondary marketing;

•	terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation;

•	the broker/dealer compensation,

•	the broker/dealers duties to our customers, including the disclosures required by any other penny stock disclosure rules;

•	the customers rights and remedies in causes of fraud in penny stock transactions;

•	the NASD’s toll free telephone number and

•	the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Forward-Looking Statements
You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this prospectus. This prospectus contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act). These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under the sections of “Business,” “Risk Factors”, and “Management’s Discussion and Analysis.” The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.
Currently, we do not have sufficient capital to implement our entire plan of operations. The information contained herein reflects a prospective plan of future operation. There is no assurance that the plan will be implemented.

Systems and Technology Implementation to meet our Business Needs
Asia Pay’s strategy is to first focus on providing credit card processing services to retail merchants in our key zone of development, China and SE Asia and then once a critical mass of merchant accounts has been enrolled, we will then market this merchant acquiring5 base to selected banks (mostly Chinese). At this stage — or earlier, based on available financing and opportunities — we will have established sufficient volume, reputation and momentum to pursue credit card clearing customers and roll out our more lucrative credit card clearing services (card issuing and card program outsourcing).
There is a short discussion on our credit card issuing service below but the focus of this section is on our current payment processing service offering.
Our systems and technology are implemented to meet the requirements of the two main focus areas of our business:
1.	payment processing services

2.	credit card clearing services
As an “acquiring processor,” Asia Pay provides bankcard6 transaction7 processing and merchant acquiring services to our customers. We perform authorization and settlement8 of bankcard payments, handling many types of credit and payment cards (such as Visa, MasterCard, and American Express) for local and international cards and currencies.
If merchants wish to sell their products to cardholders, they retain the services of one or more processors who handle the credit cards that the merchant wishes to accept. When a merchant retains the services of a credit card processor, it is issued a merchant ID. A commission fee (discount rate) is charged on each transaction, as well as a setup/installation fee.
A merchant has an account with an acquiring bank9 which deposits the value of the day’s credit card sales to the merchant’s bank account once settled. Acquirers buy (acquire) the merchant’s sales slips and credit the tickets’ value to the merchant’s account. Asia Pay process the credit card sales in real-time and typically performs settlement on the agreed upon daily schedule.
To supplement our payment processing services, we provide online real-time adjustments, reconciliation, currency conversion (where applicable), reporting and operational services, as well as advanced settlement, disbursement and billing service options. Asia Pay offers 24 hour access to all transaction information and since Asia Pay’s database captures transaction data in real-time, all reports provide an accurate reflection of account activity. In addition, our secure browser-based reporting tools allows searching and sorting by multiple points including, date, credit card, order number and reference number and our database maintains complete retention of transaction details.

[5]	Acquirer: a bank or company that acquires data relating to transactions from a merchant or card acceptor for processing.

[6]	Bankcard: a financial transaction card (credit, debit, etc.) issued by a financial institution.

[7]	Transaction: a transaction is considered by most credit card processors to take place when a request for authorization or capture is passed through to them. Therefore, each authorization request and each capture request is a separate transaction.

[8]	Settlement: as the sales transaction value moves from the merchant to the acquiring bank, to the issuer, each party buys and sells the sales ticket. Settlement is what occurs when the acquiring bank and the issuer exchange data or funds during transactions.

[9]	A bank that receives the credit card transactions and then settles with the issuing banks. Bank that signs up / enables the merchant to process transactions.

We support two card markets for our payment processing services:
1.	card present — physical card swipe by the consumer e.g. Point Of Sale (POS) terminal, typical retail store sale

2.	card not present — no physical card contact, card details given over phone or submitted electronically by the consumer, e.g. e-commerce, typical online store sale
Asia Pay provides a variety of card payment solutions for merchants — not just POS terminal payment processing. One of our differentiators is that our systems have been designed to accept payments from a variety of access points in Asia, including
•	e-commerce

•	m-commerce (payment transactions originating from a mobile phone)

•	online billing, e.g. telco or utility billing service

•	transactions generated from most customer systems such as kiosks, IVR or CRM

•	a web based virtual POS terminal used for capturing bankcard transactions by call center staff
But it’s the card present market which is the focus of for our payment processing business. To meet our business objectives in this space and establish Asia Pay as a market leader we are developing a wide variety of POS bankcard processing solutions to meet the diverse requirements of the Asian market — which includes new and legacy card systems, local and international retailers, standalone and sophisticated multi-lane systems, varied encryption and card types, multiple regulations, languages, currencies and cultures.
We will partner with competitors where appropriate to implement solutions that are superior in technological terms to those currently offered in China and in Asia by local banks. Rapid deployment of our services in China is a major differentiator. Our foreign competitors will bring in large scale proprietary systems which require significant implementation time, resources, integration issues and costs.
For Asia we had to develop our own robust bankcard payment transaction processing platform (branded APAYcard) and since it was built from the ground-up for this market we are able to bring international technology and card features to our customers while providing a single point of interface to an extensive network of banks, bankcard networks, clearing houses and card service providers.
It has been designed to switch10 transactions received from merchants to the relevant financial institutions and clearing houses, card network processors (such as GP Net in Japan and China Union Pay) and local banks, from where the transaction is sent on to the relevant card issuer for payment. This switching will also be done later on a cost performance/features basis and to provide Direct Currency Conversion (DCC)11 features to our merchants.
Currently Asia Pay supports the following currencies:
•	Chinese Yuan

•	Singapore Dollar

•	Hong Kong Dollar

•	Japanese Yen

•	US Dollar

•	all major European currencies (card not present environment only)

[10]	Payment transaction data received on the front end, in a common XML format, is centrally processed then routed on to the appropriate clearing house at the back end in the appropriate format. Here it is forwarded on to the necessary card issuer. In essence, APAYcard provides the necessary switch to facilitate the payment transaction.

[11]	For merchants who wish to offer their customers the ability to pay in their own currency which in turn enables the merchant to make a little money on the exchange rate

In developing APAYcard, we have taken an open systems approach, using industry standard technologies and networks, to produce a system which is fast, efficient, robust and scalable. Our initial versions are built on a Microsoft platform and we plan Linux versions in the near future. We have no long term strategy to become a “software house.” Long term we’ll purchase higher-end off-the-shelf products and/or partner with or acquire card systems’ companies for additional card features. APAYcard will then be part of a suite of product offerings. In the meantime it fills an opportunity gap, with the following reasons justifying the need for an in-house solution:
•	No good fit off-the-shelf product available to meet immediate known requirements in our target Asian marketplace

•	Must integrate with multiple disparate Asian networks banking networks

•	Diversity of merchant POS technology (old and new)

•	High degree of control and flexibility needed

•	Experience of CTO and tech. team

•	Support from Microsoft, long term strategic relationship
It was built to meet the following key requirements:
•	Focused on core card functionality for card present and not present markets

•	Built with an open systems approach. Microsoft first, Linux later. Ability to integrate 3rd party software.

•	Ease of maintenance. Built by experts, enhanced and maintained by low cost local staff

•	Strict security measures. Fraud detection capabilities.

•	Accept merchant transactions from multiple access points

•	Accept all payment types

•	Support wide range of payment terminal protocols

•	Support for legacy POS terminals

•	Support for modern POS terminals with digital communications over TCP/IP

•	Support for multi-lane retail management systems with multi-store multi-POS features

•	Provide web-based services (reporting, admin, account management, billing, reconciliation, offline transactions, batch submittal, etc.)

•	Provide a web-based virtual payment terminal for mail/telephone orders

Our technology platforms, comprising servers, sub systems, security and communication systems, will be capable of being fully integrated with the existing payment infrastructure of China Union Pay and also those of other financial institutions. We have used IP (Internet Protocol) based technology throughout our network to ensure our services can be easily deployed. China has many mature domestic Internet networks available and we will utilize VPN technology to deploy our services securely and cost effectively to this infrastructure as much as possible.
Our major differentiators — as a company and with APAYcard — which give us a leading edge in markets such as China for payment processing services include:
•	experience and expertise – card industry and technical

•	established presence

•	international card features and services

•	security

•	processing speed

•	flexibility, speed to market
Outside the standalone cash register used for collecting payment in the mass retail market, multi-lane retail management systems are available to the multi-lane multi-outlet retailers, which typically cost the large retailer about US$500k for the installed system plus US$500k per lane long with ongoing maintenance fees.
Retail management systems are typically used by multi-outlet retailers, especially the international ones, such as DFS, B&Q, Carrefour, Wal-Mart, AS Watsons and Giant. These retailers are the target market for Asia Pay, offering higher volume from fewer customers while paying us higher fees. DFS are already using the Triversity retail management product in Okinawa with significant investment already made to support the Asia Pay processing interface.
These retail management systems comprise back office servers and PC-based cash registers with an integrated POS terminal, incorporating a variety of features designed for the multi-lane environment, delivering a modern networked retail system in a client/server model. Each networked cash register routes payment messages to a local back office server, which tracks all sales activity and forwards the bankcard payment transaction on to the payment processor over a secured line. (DFS needed to bring in Asia Pay in Japan in order to use their retail management system in Okinawa. Without Asia Pay, the local clearing house, GP Net, could not offer DFS this solution.)
These sophisticated retail management systems must interface with a processor that uses a digital message format such as XML over TCP/IP and supports advanced multi-lane multi-store features. The large retailers who use these products look to avoid using standalone POS terminals which require a dedicated dial-up connection per lane. They want a networked solution with integrated sub systems for obvious reasons.
APAYcard is designed with these retailers in mind and Asia Pay is setup well to serve their needs in Asia. These retailers will pay above cost for transaction fees for Asia in order to gain justifiable benefits, which include:
•	a single point of contact for their card processing needs in multiple Asian countries from an industry expert who speaks their language

•	aggregated volume to negotiate beneficial fees with banks and card networks

•	centralized payment processing for multiple country clearing houses with a single payment processor interface

•	support for the digital format payment messages (e.g. XML) generated by their product, with multi-store, multi-lane, multi-operator features (their developers write once, deploy multiple times)

•	network integration of payment terminals on a LAN with WAN capability for multi site locations

•	reduced costs and efficiencies from network communications vs. standalone (unreliable) dial-up connections

•	overall efficiency, including centralized reconciliation, integrated data repository with central admin and reporting (via an access anywhere web interface)

•	the capability for add-on sub-systems such as inventory management, staffing, workflow; integration with existing high-products such as SAP
These retailers are currently entering China — with a rapidly growing affluent consumer base — in large numbers and they are looking for help. The market is there for them and the timing is right for Asia Pay to ramp its business in this space and ensure we are well established to serve their needs.
Asia is a difficult market for the international retailers — a continent of disparate countries, financial rules and regulations, networks, systems, interfaces, banks, etc. – and of course, China is the biggest issue and opportunity of all, being the largest market with an immature card processing infrastructure with the fastest growing card base. These retailers are rightfully concerned and they want to minimize cost and risk while operating as efficiently as possible while utilizing their existing systems and processes. These retailers look for outside help with an inside presence. To justify going with such a provider and paying “above cost” in this market is a simple business case as we have already proved.
After initial success in this market space, we will target the vendors of retail management systems to work in partnership with them to enable their product Asia Pay ready out-of-the-box. This should give them a sales edge in selling their products into Asia, especially customers targeting multi-country markets. It also creates immediate revenue opportunities for us.
Our current average transaction time for processing bankcard payments is under two seconds. In fact, we are currently producing some of the fastest card transaction times in Japan today on a consistent basis. This combined with our offering of Western style card services and technology to the Japanese marketplace, where there is current demand for these, will enable us to build out our business in Japan; a significant potential market given this approach.
Our Japan processing program is operated from our processing platform currently located in Okinawa and is built around APAYcard which has been integrated with the GP Net bankcard clearing network. We use our servers in Japan to process all Japanese transactions via GP Net and plan to roll out this service to additional merchants. We are currently progressing with the same setup in China targeted to go live in 2006. The primary data center is expected to be located in Beijing or Shanghai with a secondary site providing redundancy. Later additional data centers will be deployed across Asia (since card present transactions cannot take place across international borders). Connections with domestic and international card processing providers will be made from each these locations. Call centers will be co-located in each center.
We have recently established a new presence for processing transactions in Singapore in conjunction with NETS, a predominant bankcard clearing network provider there.

Credit Card Clearing
Since inception, Asia Pay has been planning and developing the ability to deploy card clearing services firstly in China, followed by other Asian markets. This area of our business requires significantly more investment — in terms of systems and operations – along with significantly higher revenues and profits. During the rollout of our payment processing services we will undertake low investment card program outsourcing as they arise.
Card clearing services are the long term strategic side of our business and comprise 3 focus areas:
1.	Card issuing (bank prepaid[12] and charge cards, retail, loyalty and oil cards)

2.	Full/partial card program outsourcing to our hub (“3rd Party Processing Hub”)

3.	Full/partial card program implementation and consulting for our customers
We will provide 3rd party services to issuers of debit and credit cards — including credit card transaction, settlement and operational services for financial institutions, oil companies and retailers (including loyalty programs); for example a Chinese bank looking to provide a card program to its customers for the 1st time or a retail chain looking to market its own branded credit card. Customers will be able to outsource partial functions or we can implement their entire card program at our hub. Our aim is for our hub to become a world class facility in Asia.
This will be achieved by deploying high-end off-the-shelf card processing packages from the major suppliers. These systems are capable of providing the entire suite of applications required for an international-style card service program. Initially we will implement one card processing package for our China hub, e.g. VisionPLUS from PaySys of First Data, a consumer card processing solution that handles retail, bankcard and consumer loans all in one system. Later we will implement several card processing packages (from the likes of First Data, Total Systems, Oasis, EDS) under the umbrella of a universal front-end so our customers have only one common interface to communicate with. This gives us the ability to leverage the features and fees from each of the underlying systems which in turn enables us to present a matrix of features and pricing options to our customers.
Our services are planned to include database marketing (from the banks’ own customer file), 3rd party card issuing and merchant acquiring outsourced services, transaction processing services, loyalty programs, and cardholder help desk services. Where appropriate, we will partner with third-party companies to deliver elements of the outsourced solution, including card manufacturers, mailing houses and logistics companies.
There are in excess of 100 banks in China with debit or credit card issuing and merchant services programs. Many of these are small regional operators that have no significant investment in card services and that primarily use China Union Pay to process debit card transactions on their behalf. Typically, the smaller banks have no credit card program whatsoever and Beijing is pushing for them to get on board.
We believe that a card base of 200,000+ is required to generate an acceptable return on investment. This means many of the smaller “tier 2 and 3 banks” will not be able to participate in the credit card business and will lose existing customers to larger banks. We believe these smaller banks make up approximately 20% of the credit card clearing service market in China.

[12] In an immature card market such as China, with no established credit bureau services, the prepaid, or secured, credit cards dominate the market.

We believe there is significant opportunity in this area for us to offer these smaller banks a partial or complete outsourcing service for their card clearing. We have had discussions with several of these banks, and they have indicated strong interest in our services. We are actively pursuing relationships in China to access these opportunities and have recently appointed one of our current directors, Benny Lee (an ex card industry executive in China and SE Asia), to this task as Executive Director. We plan to have our sales and marketing force vigorously pursue this market while the banking industry in China opens to foreign service providers.
Marketing Strategy
As mentioned, Asia Pay’s strategy is to first focus on providing payment processing services to retail merchants in our key zone of development, China and SE Asia. Rollout of our credit card clearing services to the same markets will follow.
In terms of payment processing, there are key drivers for each of our target markets, each with their areas of opportunity, including:
China:
•	credit card processing does not really exist today in any significant numbers (primarily debit card only)

•	either antiquated technology and/or card features and support services

•	expert partner needed — we have a cross section of Asian and Western personnel
SE Asia:
•	multi-national retailers with modern POS systems looking for a processor to support them

•	a single point of contact needed across the region

•	they need a common front end for multiple countries and financial back ends
Japan:
•	existing POS terminal model is front end heavy with many limitations

•	need to move this out to the back end to gain Western style card features and services

•	multi-national retailers with modern POS systems looking for a processor to support them
For each of these markets there are immediate domestic opportunities as well as major opportunities with the international retailers coming in who are looking for a processor with a local presence and international expertise.
Although we are currently providing services to DFS Group in Japan, our initial focus is on China. We also see strong potential for our card processing solutions through our agreement with NETS in Singapore and we are actively seeking opportunities in other Asian markets.
The market for credit card clearing services in China, with a population of 1.3 billion, is expected to grow over the next six years at a compounded annual rate of growth of 88% in total credit card loans. We expect massive card based revenue growth, from US$300 million in 2003 to US$13.2 billion in 2009. In addition, we believe that currently only about 10% of the merchants in China are capable of accepting credit cards as compared with around 80% of U.S. and Japanese markets. The current transaction processing infrastructure in China is significantly immature and incapable of supporting the anticipated robust growth. We are aggressively pursuing this opportunity to provide an infrastructure to both merchants and banks as customers of our 3rd party processing systems.

Presently, Chinese merchants who wish to accept credit cards from customers must contact either China Union Pay Merchant Services or one of the 140+ China Union Pay accredited banks to begin the process of determining their qualification to accept domestic China bankcards. China Union Pay is the core monopoly provider of transaction routing services for ATM transactions between Chinese member banks. China Union Pay has recently started to provide all of the front-end data systems to accept all of the China merchant transaction requests. They are then routed for approval and settlement either by China Union Pay on behalf of member banks or by member banks themselves where they have in house credit card processing systems. Some banks may elect to do settlement directly and can build a direct interface to a merchant for credit cards — similar to what we plan on doing.
There are no independent third-party processing companies currently operating in China; however, First Data Corp. recently began working to provide merchant and card issuing services to China Everbright Bank in Shanghai and several other major industry players are now active. Still, no providers are currently dominant in our primary target area, the credit card processing market in China, and the available market base is huge. This market will support a significant number of players. Competitors are expected to include First Data, China Union Pay, HSBC/BOCOM [Bank of Communications], Citibank, EDS, and other Chinese banks.
In terms of debit card processing, China Union Pay has over 90% market share. The debit card market is not seen as a significant revenue area for us because there is increasingly less revenue in the processing of debit cards than in credit cards. Still, it is a market we must participate in. Credit card services are provided by several banks, but the card numbers are still extremely low because it is difficult to find merchants that accept this form of payment. Many of these credit cards have been issued to high income Chinese and are used more overseas than in China. Still, this is changing.
We need to procure business operating licenses in Chinese provinces where we intend to develop business. We have already secured Representative Office licenses for Beijing (November 2004) and Shenzhen (February 2005).
Partnerships with Chinese institutions are necessary for foreign companies that wish to compete for the affluent card market. Since the card market is for all intents and purpose now closed to foreigners, such an alliance is the only way to get in early, become acclimated, and master the skills needed for success. What’s more, if market conditions change and the government alters its regulatory agenda with a view to limiting the expansion of foreign companies, partnerships are less likely to be affected.
With them in place, the foreigners can pounce if opportunities arise early and stay ahead of the curve if the markets develop according to script. Credit cards are a prime example of the benefits of partnership: of the retail-lending products in China’s banking market, few will grow faster.
Chinese banks, with their enormous pools of retail customers, extensive branch networks, and established brand names, seem well-placed to seize the opportunity in credit cards on their own. But they are held back by the traditional Chinese reluctance to lend money without collateral, by a lack of the skills needed to market credit cards to the more attractive customers, and by the difficulty of managing risk in a market where credit bureau data are largely absent outside Shanghai.
As an illustration of these problems, consider card issuance and risk control. About four million to five million cards now circulate in the Chinese market, but the number of active cardholders is probably only one-third that. This reality reflects the marketing approach of Chinese banks. Instead of targeting individuals, these institutions push cards to employees of their corporate-banking customers, without assessing the likelihood that the cards will be used.

The untargeted approach is unavoidable for many domestic banks because they have little centralized customer data and lack the modeling skills to mine what data they do have. In many banks, risk control is decentralized and thus heavily dependent on the limited skills of the frontline staff in the branches. A bank could suffer an enormous loss if its portfolio of millions of credit cards turned sour because of an economic downturn or poor risk-assessment practices. In 2003 many of South Korea’s biggest credit card issuers had to write off enormous losses resulting from unfocused marketing tactics and lax risk controls.
Domestic banks could hire skilled people from Chinese-speaking markets such as Hong Kong and Taiwan. Some, including China Merchants Bank, have actually done so, but more will rely on alliances with foreign companies to acquire the skills needed to build and manage a credit card business. Foreign companies such as Asia Pay have the risk-taking mind-set and the product-development, marketing, and risk-management skills that Chinese banks lack.
Asia Pay is currently developing several Joint Venture (JV) arrangement options throughout China on a regional and nationwide basis for providing our card processing and clearing services. This is the only current accept formula to China’s powerful financial regulator, the China Banking Regulatory Commission (CBRC).
The key to making a card partnership work is making it function seamlessly within the Chinese banking system, so that the operating license belongs to the Chinese bank, the cards bear its brand, and card balances appear on its balance sheet. In reality, though, Asia Pay will run much of the card operation.
Given the uncertainties surrounding regulation and partnerships, we are working to create a portfolio of options covering a range of entry methods and products.13 While it may be several years before the credit card market takes off in China, foreign companies that wait until the market opens up in 2007 may find that they are too late. With the doors opening up to foreign banks in the next few years, more pressure is being applied to local banks to be competitive in products and services at the risk of being swept aside by the newcomers. Chinese banks looking to compete with their foreign competitors are actively looking for acceptable partners and solutions now to help then do so. Asia Pay has had significant ramp up time to develop these relationships.
In addition to the normal business operating licenses, we will be required to submit our systems for review and testing by VISA and MasterCard, as well as other card industry associations (e.g. AMEX, JCB, Diners, Discover, China Union Pay) to receive approval as a third-party technology vendor of payment processing and clearing services to these credit card industry associations.
With China business licenses held by our China partners and with international payment industry association certification, we plan to begin providing merchant bankcard payment processing and clearing services by cooperating with local banks and with the payment industry (China Union Pay) in China. Chinese financial transactions are administered and are overseen by the People’s Bank of China which operates and owns the China Union Pay network. The People’s Bank of China may also decide at any time that they would like to enforce additional certification of the security and soundness of our systems. We do not assume that we will be able to process across all sectors of the China payments market, but we will undertake to develop relationships through our existing China business partners and with the China Credit Card Processing Industry administrators and the People’s Bank of China. We will continue to build relationships with appropriate city, local, provincial and Central Government authorities to provide information about our credit card processing operations and capabilities and seek approval from the authorities to perform additional services as required by our customers in the future.

[13]   HSBC has negotiated a partnership with Bank of Shanghai, teamed up with Ping An Insurance to acquire a small bank in Fujian province (SE China) and entered into partnership with the Shanghai-based Bank of Communications. HSBC’s portfolio of partnerships covers the attractive segments of retail banking and insurance and focuses on players with a strong presence in the more attractive coastal cities.

Once potential joint ventures are concluded with Chinese partners, and we have determined the most appropriate structure to hold such China opportunities, we will register and file the required applications with the various governmental and business license agencies where we intend to operate our business.
Our business in China may be adversely affected by changes in political and social conditions. This may include changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad as well as rates and methods of taxation. While China’s government is expected to continue its economic reform policies, many of the reforms are new or experimental and may be refined or changed. It is possible that a change in the PRC leadership could lead to changes in economic policy.
Revenue
We contract directly with the merchant for our services and receive an implementation fee (low for mass market, much higher for customers with retail management systems) and we have flexible pricing options including transaction-level pricing. This will depend upon the requirements and sales volume of each merchant. The merchant is charged a single fee which includes our rate as well as that of the financial institution (acquiring bank and maybe clearing house), who has to pay an interchange fee14. We do not owe any fees to any of the financial institutions. We did not receive any implementation fees in 2005, and the implementation fees in 2004 were used to offset amounts incurred for research and development.
Profits gained from our payment processing services are relatively low whereas for the credit card clearing side of our business they will be relatively high. This is one of the reasons we will engage in credit card clearing projects as they arise while we are deploying our payment processing services, especially the low investment outsourcing ones. Long term establishment of our card clearing hub is a significant investment.
Our international services will generate US Dollars (USD) to be used to settle expenses owed in USD incurred during the normal course of business. Revenue received in Chinese Yuan (RMB) will generally be utilized to develop our business in China. When there is a need to convert Chinese RMB funds into USD or other international currencies, we cooperate with the government of China and the Bank of China to obtain all required licenses and approvals for the transfer of funds from Chinese RMB into an approved overseas foreign currency account.
Going forward, the key for is to market our differentiators and value added services to our target customers at the high end where the market demand exists and the revenues are justified. We cannot compete at the low end where acquiring banks will offer merchants loss leading discount rates in order to gain their deposits.
The business of running a credit card business requires considerable investment in operations and technology. Typically 200,000 to 500,000 card accounts is the minimum to break even. This will be higher in China. This presents a great opportunity for us to provide such services for the financial institutions in China. Many financial institutions want to provide these services to their cardholders and merchants just to retain their business, especially with foreign competition coming in. However, they do not want all the exposure that running this business can bring. We will provide these services for them and we plan to compete by providing:
•	faster implementation

•	better reporting and customer service

•	competitive pricing

•	better security

[14]  Interchange Fee: a fee paid by the acquiring bank/merchant bank to the issuing bank. The fee compensates the issuer for the time after settlement with the acquiring bank/merchant bank and before it recoups the settlement value from the cardholder.

Faster Implementation
Implementation of our own payment processing platform — built on an open systems platform that is easy to scale for volume, extend for features and maintain — allows us to take advantage of the current opportunity and provide world-class transaction processing services where they are in demand in a difficult and emerging market. This approach has been essential, in order to rapidly deploy our services in a continent of disparate countries, financial rules and regulations, networks, systems, interfaces, banks, etc.
For faster uptake we will present our merchant customer prospects with a complete turnkey payment solution, including everything required. This will comprise merchant bank account setup services, reports and account management functions, payment processing terminals and our own payment processing platform, APAYcard. The key is delivering a rich set of features and services and in market where they simply don’t exist.
Another important factor which cannot be overlooked is that we have a strong Asian presence, we have established the connections, we are developing the relationships and we are deploying our infrastructure
We believe most other international competitors currently have virtually no access into the Chinese merchant processing market. We believe we will be one of the first U.S. companies to be able to provide this service in China.
Better Reporting and Customer Service
Customer Service in any form is practically non existent in China and offering international levels of service is one of the keys to increasing market share, a long term future in the market and attracting the international clients. We have a commitment to supporting our customers with professionalism from the onset and we will continually improve our customer service offerings as our business grows. We see it as key.
In terms of reporting and support services, our goal is to use our knowledge of international card processing systems to provide merchants in China with (a) greater access to their data, and (b) reporting capabilities currently not available in this market. Again, this is a key differentiator for us and a significant requirement of the international customers coming in.
We plan to provide greater flexibility within APAYcard by expanding the functionality to include loyalty schemes. These loyalty systems, riding on the back of the transaction processing system, will allow merchants to produce better customer statements, marketing mailings, and reward redemptions. The goal of the loyalty system is to provide merchants with increased customer retention and, therefore, to grow their transaction volume with our company.
Competitive Pricing
We anticipate offering competitive transaction pricing models for card features and services in markets where they are practically non existent today. When considering the cost of our services for doing business our customers have already indicated their willingness to pay them.

There are additional factors to us offering competitive transaction pricing models including the ability to aggregate merchant transaction volumes and negotiate more favorable wholesale rates through clearing houses, such as China Union Pay, and the card companies and we believe we will have a lower cost of operations in China, allowing us to offer our services at lower prices.
In China, credit card transaction rates currently vary from 3-5% and in Japan they can be even higher. In both markets we believe we can negotiate more favorable rates or present competitive rates for providing improved card features and services.
As discussed already, the international retailers coming into our market space offer the more lucrative return on investment. With our differentiators and value added services we are already finding a market for merchants who will pay a premium. In fact, to many of the larger merchants our relatively higher domestic transaction fees are easily justified by the numerous areas of costs savings they gain.
Still, at the end of the day, we cannot over emphasize enough that the Chinese card market is in its infancy and many merchants today cannot accept credit card payments even if they wanted to. This is especially important in terms of the ever growing number of tourists coming to China where this problem presents a loss in terms of missed revenue. With the Beijing Olympics just around the corner, foreign competition soon to be allowed into the market and the number of cardholders ever increasing, the demand for card services and solution providers right now is high. Asia Pay is well placed to tap into the opportunity.
Better Security
The business of credit card processing requires extensive and stringent security measures to be implemented which are mandatory to ensure the protection of sensitive financial data and all parties involved. It is vital that we plan for zero security breaches and establish a reputation as a professional and trustworthy company with an impeccable track record. This is doubly important since we are a relatively new company offering our services to international clients entering a market with a high degree of risk.
When it comes to the Chinese card market, security is paramount. In fact Malaysia has only recently moved out of the top three in terms of the number of credit card fraud instances worldwide, where line tapping and credit card fraud were rampant. The card market in China is developing rapidly and along with it comes a high level of fraud activity. We must ensure our security measures stay ahead of it.
As part of Asia Pay’s continuing efforts to implement best practice solutions for all aspects of our card business we will ensure strict security measures are implemented across the board, in terms of systems, networks, operations, policies, personnel and physical access.
Our entire infrastructure is built with stringent security requirements in mind and incorporates industry standard fraud detection and prevention systems throughout.
Security features and services we have already implemented or plan to deploy include the following:
•	Dual managed firewall appliances at each data center location

•	Intrusion Prevention Systems

•	Integrated Anti-Virus systems

•	Remote management of all systems and networks, including security components, from our NOC

•	Multi level alert notification

•	Sensitive data encrypted in our databases with active IPS monitoring

•	Card data encrypted in transmission when ever possible

•	Industry standard fraud detection systems (including card verification, risk management, sales screening rules, merchant checks, consumer tracking, etc.)

•	Compliance with VISA and MasterCard security programs

•	Personal secure key token with 2-stage authentication for all PCs and laptops

•	All servers housed in high level security facilities
We will continue to engage external agencies to conduct regular detailed audits of our systems and operations. It is paramount that external agencies are engaged for these services in order to utilize industry expertise and ensure the highest levels of protection are in place for ourselves and our clients.
Our criteria for selection of our data centers and our requirements for the setup of these involve the highest security measures. In fact, adherence to strict security procedures and policies are mandatory requirements when working with banks and other financial intuitions. With dedicated security personnel, we will maintain all applicable certifications, including VISA and MasterCard, and adhere to and exceed industry security standards for all aspects of our business.
Staffing
Our senior executives are well-known and respected in the transaction processing industry throughout the Asia-Pacific region. Our directors have extensive international and public company experience and have successful experience building startups. We are continuing to compliment our board and executive management team with strategic appointments not only to lead and oversee the company but add value in terms of expansion relating to markets, industry and key customers.
We have a strong sales and marketing focus and we are continuing to attract and recruit key personnel in key markets across the region. We have already identified personnel to help us land strategic projects and customers and we will continue this approach.
For the initial design and rollout of the systems required, our CTO is leading the effort and is responsible for the architecture, utilizing project-based contract staff for the implementation drawn from a network of highly-skilled personnel. These experts are required to get the complex aspects of the systems — such as design, security, redundancy and performance — implemented in a timely, get-it-right-first-time and cost-effective manner. It is extremely difficult to find such persons in the local markets.
However, the contract staff have been supplemented by local staff for the management and administration of systems, as well as the more time-consuming and standardized development efforts. We are currently training and incorporating local staff to be utilized going forward in all aspects of operations.
Once the major technology development is concluded, the sales and marketing department will be increased in staff numbers in Shanghai, Beijing and elsewhere, as appropriate, to bring on larger merchants and to establish an ISO (independent sales organization) network to target smaller merchants.
This will be subsequently complimented by a service delivery organization in all three centers that will be responsible for the implementation of the POS platform (card reading devices and network communications) into merchant premises and bringing the merchant online. This work force will be developed inline with business growth and we are currently pursuing partnership opportunities across China to facilitate the logistics. The deployment of personnel is dependent upon sales growth and capitalization.

Distribution
We are working to establish a sales network across our key zone of development to drive the product into the market place. This sales force will be both regionally and vertically oriented to ensure strong coverage of the target customers.
Using commercially available market data, we will identify and make direct approaches to the top twenty merchants in each selected vertical market (e.g. travel, supermarket, department store, fast food, the big e-commerce merchants, etc.) across China. In other markets, such as Japan, we will also use 3rd party organizations to make these approaches.
We’ll work with the right people to open the right doors. We’re working to expand our network of strategic contacts and this applies to our selection of directors and senior management where we look to maintain a good balance of Westerners and Asians. This is especially important in China where relationships are key.
We are targeting clients that are multinational (e.g. Wal-Mart, Carrefour, B&Q), domestic Chinese retail merchants, small to middle-tier Chinese banks, and retail and oil card program issuers such as BP and Sinopec (with around 30,000 gas stations in China). We will approach the larger merchants and banks directly and plan to implement a channel sales strategy via independent sales organizations (ISOs) to address the enormous small-business mart across China.
The ISOs will be located within the eastern sea board of China initially, covering Beijing, Shanghai, Guangzhou and Shenzhen, as this is where most of the cardholders will be located where incomes are much higher than in western China.
Our approach is to build it once and repeat it many times, in China and across Asia. While China develops at pace we will continue to pursue strategic opportunities which are realizable in the short to medium term, such as in Japan, especially for merchants looking for multi-country solutions.
Significant Milestones
We have developed an operational plan, summarized below, for implementation as we acquire the necessary resources.

Target Date	Principal Milestones	Budget
Completed	Shanghai WOFE	$250,000 USD

Completed	Singapore Processing Network	$100,000 USD

2Q 2006	China Business License	$150,000 USD

3Q 2005	China Joint Venture Approval	$250,000 USD

Near Completion	China Merchant Services Platform	$950,000 USD

1Q 2007	Buildup Nation Wide HUB	$350,000 USD

2Q 2007	Build/Acquire Multi-currency Merchant Acquiring Center	$300,000 USD

As of the date of this filing, we do not have sufficient funds to implement the foregoing plan of operations. There are no assurances as to when, if ever, we will have the funds to implement this plan of operations.
Critical Accounting Policies and Estimates
We did not generate revenues from operations in 2004 and have generated nominal revenue from operations in 2005. We have recognized losses from operations, and the foregoing discussion of our plan of operation is based in part on our consolidated financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
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
Stock Based Compensation
Prior to 2005, the Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.
Starting 2005, the Company has elected to apply the fair value based method of accounting in accordance with Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), for stock based awards to both employees and non-employees.
Under the provisions of SFAS 123 as amended by SFAS No. 148, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and non-public companies.
We started the implementation of the above pronouncement for the year ended December 31, 2005 using the modified prospective application method which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under the revised SFAS No, 123 (Statement 123(R)). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net loss and loss per share under Stock Based Compensation of the Notes to the Financial Statements in Part II, Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2005.
Financial Condition and Liquidity
Our independent registered public accounting firm has issued a going concern opinion on our consolidated financial statements that raises substantial doubt about our ability to continue as a going concern.
Revenue and Operating Expenses
We have commenced generating nominal amount of revenue from our pilot project. Revenue for processing transactions for our DFS client in Okinawa totaled $43,949 for the year ended December 31, 2005, with direct costs of revenues of $13,527 and gross profit of $30,422, a gross profit margin of 69%.
In June of 2005, we had an agreement with an online business company for credit card processing. In the process of implementing the agreement, fees received for processing transactions were treated as unearned income and fees charged from processing transactions were treated as prepaid expenses as the project was not fully implemented.
We incurred operating expenses of $4,073,372 for the year ended December 31, 2005, as compared to $1,497,940 for the same period in 2004. The principal components of the $2,575,432 increase for the year ended December 31, 2005, are the increase in stock-based compensation of $1,284,656 and loss on investment impairment of $497,326. The remaining increase of $793,450 is the result of professional fees, research and development and general and administrative expenses with the increased level of business development and activities.

Liquidity and Capital Reserves
At December 31, 2005, we had cash of $110,566. At December 31, 2004, we had cash of $18,780. During the year of 2005, we were successful in selling unregistered equity securities as reported in the Notes to the Consolidated Financial Statements for year ended December 31, 2005. A Registration statement was filed with the SEC for unregistered securities of 4,139,412 common shares and 4,361,992 warrants to purchase each common share in 2005. Funds from financing activities were used for our operations.
Net cash used in operating activities was $1,555,972 for the year ended December 31, 2005, and $710,529 for the same period in 2004. The increase in net cash used in operations reflects the cost of implementing our card processing business plan, including system development, business development, general administration and investments.
Net cash provided from financing activities was $2,151,347 for year ended December 31, 2005, and $745,846 for the same period in 2004. The increase was mainly from the exercise of stock options and warrants, and the issuance of loans and common stock for cash.
At December 31, 2005, total current liabilities exceeded total current assets by $540,879 compared to $392,978 at December 31, 2004. Shareholders, directors and related party advances comprise $158,866 of the current liabilities, compared to $169,959 at December 31, 2004. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. and loan payable of $70,000 (see Note 6 to the Financial Statements in Part II, Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2005.)
The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the year of 2005, the Company has a net loss of $4,052,935 and a negative cash flow from operations of $1,555,972. At December 31, 2005, the Company has a working capital deficit of $540,879 and an accumulated deficit of $6,522,138. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
December 31, 2005 and 2004

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Asia Payment System Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Asia Payment System Inc. and Subsidiaries. (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years then ended and for the period from October 2, 1998 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Payment System Inc. and Subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for the years then ended and for the period from October 2, 1998 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss of $4,052,935 and a negative cash flow from operations of $1,555,972 for the year ended December 31, 2005, and a working capital deficiency of $540,879 and a stockholders’ deficiency of $538,903 at December 31, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Weinberg & Company, P.A.
March 17, 2006
Boca Raton, Florida

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	December 31	December 31
	2005	2004
Assets
Current:
Cash	$110,566	$18,780
Accounts receivable	3,500	1,145
Other receivable	70,571	—
Prepaid expenses	15,108	—

Total Current Assets	199,745	19,925

Equipment, net	15,439	14,586
Prepaid deposits	9,674	9,195
Deferred compensation expense	—	1,217

Total Assets	$224,858	$44,923

Liabilities
Current:
Accounts payable	$148,488	$74,411
Other payable	47,370	—
Unearned income	25,840	—
Accrued liabilities	188,212	68,533
Interest payable	1,848	—
Due to related parties	158,866	169,959
Loan payable	170,000	100,000

Total Current Liabilities	740,624	412,903
Non-current:
Convertible loan payable, net of unamortized discount of $126,863	23,137	—

Total Liabilities	763,761	412,903

Stockholders’ Deficiency
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
35,619,765 (2004 - 29,125,381) common shares	35,620	29,125
Additional paid-in capital	9,817,936	2,357,842
Deferred stock based compensation	(3,871,367)	(285,744)
Deficit accumulated during the development stage	(6,522,138)	(2,469,203)
Accumulated other comprehensive income	1,046	—

Total Stockholders’ Deficiency	(538,903)	(367,980)

Total Liabilities and Stockholders’ Deficiency	$224,858	$44,923

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations and Comprehensive Loss

	For The	For The	For The Period From
	Year	Year	October 2, 1998
	Ended	Ended	(Inception ) Through
	December 31	December 31	December 31
	2005	2004	2005
Revenue	$43,949	$—	$43,949

Cost of goods and services	(13,527)	—	(13,527)

Gross profit	30,422	—	30,422

Operating expenses
General and administrative	410,148	277,446	1,282,503
Stock based compensation	1,982,439	697,783	2,680,222
Management fees	458,901	273,919	938,051
Professional fees	479,692	161,990	775,494
Business development	60,000	—	60,000
Investment impairment	497,326	—	497,326
Research and development	51,077	32,254	83,331
Travel	126,404	23,166	272,174
Amortization and depreciation	7,385	5,832	18,775
Other	—	35,550	35,550

Total operating expenses	(4,073,372)	(1,497,940)	(6,643,426)

Other income (expenses)
Interest expense	(9,985)	—	(9,985)

	(4,083,357)	(1,497,940)	(6,653,411)

Extraordinary item	—	—	100,851

Net loss	(4,052,935)	(1,497,940)	(6,522,138)

Foreign currency gain	1,046	—	1,046

Comprehensive loss	$(4,051,889)	$(1,497,940)	$(6,521,092)

Weighted average number of shares outstanding — basic and diluted	33,285,829	23,310,000

Net loss per share — basic and diluted	$(0.12)	$(0.06)

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficiency
For the period From October 2, 1998 (Inception) Through December 31, 2005

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Common stock issued for cash at $0.002 per share	5,000,000	$5,000	$5,000	$—	$—	$—	$10,000
Net loss for the period from inception to December 31, 2000	—	—	—	—	(420,892)	—	(420,892)

Balance, December 31, 2000	5,000,000	5,000	5,000	—	(420,892)	—	(410,892)
Common stock issued in exchange for retirement of debt at $0.05 per share	4,400,000	4,400	215,600	—	—	—	220,000
Net loss for the year ended December 31, 2001	—	—	—	—	(224,444)	—	(224,444)

Balance, December 31, 2001	9,400,000	9,400	220,600	—	(645,336)	—	(415,336)
Common stock issued in exchange for retirement of debt at $0.05 per share	7,185,320	7,185	352,081	—	—	—	359,266
Net loss for the year ended December 31, 2002	—	—	—	—	(112,882)	—	(112,822)

Balance, December 31, 2002	16,585,320	16,585	572,681	—	(758,158)	—	(168,892)
Net loss for the year ended December 31, 2003	—	—	—	—	(213,105)	—	(213,105)

Balance, December 31, 2003	16,585,320	16,585	572,681	—	(971,263)	—	(381,997)
Common stock issued for Welway shares in February 2004	6,500,000	6,500	6,321	—	—	—	12,821
Equity units issued for cash	3,180,861	3,181	573,501	—	—	—	576,682
Common stock issued in exchange for settlement of debt	1,322,220	1,322	197,113	—	—	—	198,435
Common stock issued for stock options exercised	1,536,980	1,537	24,699	—	—	—	26,236
Stock compensation expense	—	—	983,527	(285,744)	—	—	697,783
Net loss for the year ended December 31, 2004	—	—	—	—	(1,497,940)	—	(1,497,940)

Balance December 31, 2004	29,125,381	29,125	2,357,842	(285,744)	(2,469,203)	—	(367,980)
Common stock issued for consulting services in January 2005	625,000	625	293,125	—	—	—	293,750
See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficiency
For the period From October 2, 1998 (Inception) Through December 31, 2005
(continued)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Common stock issued for cash in January 2005 at $0.40 per share	62,500	63	24,937	—	—	—	25,000
Common stock issued for consulting services in February 2005	500,000	500	534,500	—	—	—	535,000
Common stock issued for cash in February 2005 at 0.60 per share	50,334	50	30,150	—	—	—	30,200
Equity units issued for cash in February 2005 at $0.67 per unit	149,254	149	99,851	—	—	—	100,000
Common stock issued for cash in March 2005 at $0.75 per share	113,332	113	84,887	—	—	—	85,000
Equity units issued for cash in March 2005 at $0.85 per unit, net	252,305	253	214,212	—	—	—	214,465
Equity units issued for cash in July and August 2005 at $0.95 per unit, net	1,088,159	1,088	899,287	—	—	—	900,375
Common stock issued in exchange for settlement of debt	312,500	313	99,687	(30,000)			70,000
Common stock issued for warrants exercised	216,000	216	89,784	—	—	—	90,000
Common stock issued for stock options exercised	3,125,000	3,125	394,275	—	—	—	397,400
Stock based compensation	—	—	4,573,090	(3,813,785)	—	—	759,305
Amortization of deferred stock based compensation	—	—		245,471	—	—	245,471
Beneficial conversion feature	—	—	135,000	—	—	—	135,000
Cancellation of warrants	—	—	(12,691)	12,691	—	—	—
Foreign currency gain	—	—	—	—	—	1,046	1,046
Net loss for the year ended December 31, 2005	—	—	—	—	(4,052,935)	—	(4,052,935)

Balance December 31, 2005	35,619,765	$35,620	$9,817,936	$(3,871,367)	$(6,522,138)	$1,046	$(538,903)

See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the	For the	For the Period From
	Year Ended	Year Ended	Oct. 2, 1998 (Inception)
	December 31	December 31	Through December 31
	2005	2004	2005
Cash Flows From Operating Activities
Net loss	$(4,052,935)	$(1,497,940)	$(6,522,138)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	7,385	5,832	18,775
Loss from disposal of asset	288	—	288
Acquisition expense	—	11,050	11,050
Stock-based compensation	1,982,439	697,783	2,680,222
Impairment of investment	497,326	—	497,326
Amortization of discount	8,137	—	8,137
Gain on forgiveness of debt	—	—	100,851
Changes in operating assets and liabilities:
Accounts receivable	(2,355)	(1,145)	(3,500)
Other receivable	(70,571)	—	(70,571)
Prepaid deposits and prepaid expenses	(45,587)	(5,195)	(54,783)
Accounts payable	74,077	19,710	300,215
Interest payable	1,848	—	1,848
Other payable	47,370	—	47,370
Unearned income	25,840	—	25,840
Accrued liabilities	(29,234)	59,376	39,299

Net cash used in operating activities	(1,555,972)	(710,529)	(2,919,771)

Cash Flows From Investing Activities
Purchase of equipment	(7,562)	(17,885)	(33,538)
Disposal of equipment	253	—	253
Investment and advance to joint venture	(497,326)	—	(497,326)
Cash acquired in WelWay acquisition	—	330	330

Net cash used in investing activities	(504,635)	(17,555)	(530,281)

Cash Flows From Financing Activities
Due to related parties	205,275	142,928	680,582
Proceeds from exercise of warrants	90,000	—	90,000
Proceeds from exercise of stock options	181,032	26,236	207,268
Proceeds from loan payable	220,000	—	540,000
Common stock issued for debt	100,000	198,435	877,701
Common stock issued for cash, net	1,355,040	378,247	1,164,021

Net cash provided by financing activities	2,151,347	745,846	3,559,572

Net increase in cash	90,740	17,762	109,520
Effect of exchange rate changes on cash	1,046	—	1,046
Cash, beginning of year/period	18,780	1,018	—

Cash, end of year/period	$110,566	$18,780	$110,566

Supplementary Cash Flow Information
Tax paid	$—	$—	$—
Interest paid	$—	$—	$—

Non-cash transaction Common stock & debt issued for WelWay acquisition	$—	$12,491	$12,491

Common stock option exercised for related party debt settlement	$216,368	$—	$216,368
Common stock issued for debt	$100,000	$198,435	$877,701
See accompanying notes to the consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
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
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. The Company has a net loss of $4,052,935 and a negative cash flow from operations of $1,555,972 for the year ended December 31, 2005, and has a working capital deficit of $540,879 and stockholders’ deficiency of $538,903 at December 31, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management’s plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2006. The Company’s stock trades on the NASDAQ OTC:BB market under the symbol APYM.
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
December 31, 2005 and 2004
Asia Payments, Inc., incorporated in Delaware for nominal consideration to facilitate operations in USA.
WelWay Development Limited, incorporated under the Company Ordinance of Hong Kong, acquired for the assets of the Payment Services business which is under development.
Asia Payment Systems Pte. Ltd., incorporated under the Company Ordinance of Singapore. The subsidiary was incorporated in August 2005 for nominal consideration to facilitate operations in Asia. The shares were held by one of the Company’s directors in trust and will be transferred to the Company in 2006.
Asia Payment Systems (China) Co., Ltd, incorporated under the Company Ordinance of China. The subsidiary was incorporated in November 2005 for registered capital of $200,000, of which, $100,000 was funded as of December 31, 2005. The balance of $100,000 will be funded in 2006.
All material inter-company accounts and transactions have been eliminated in consolidation.
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
Foreign Currency Translation
The accompanying consolidated financial statements are presented in U.S. dollars. The functional currency of the Company and its Singapore subsidiary is in U.S. dollars. The functional currency of its Hong Kong subsidiaries is in Hong Kong dollars (HKD) and the functional currency of its Chinese subsidiary is in Renminbi (CNY). The financial statements of the Hong Kong and Chinese subsidiaries are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders’ equity.

December 31, 2005
Period end HKD : US$ exchange rate	7.8

Average period HKD : US$ exchange rate	7.8

Period end CNY: US$ exchange rate	8.05

Average period CNY: US$ exchange rate	8.1

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
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
Accounts Receivable
All of the accounts receivable in 2005 is pursuant to a signed contract. No allowance for doubtful accounts was provided at December 31, 2005 and 2004.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
Acquisition of Assets Impaired
In June 2005, the Company entered into an agreement with Guangdong Et-China Limited (Et-China), a corporation organized under the laws of PRC, to invest in business opportunities in PRC and made payments in total of $497,326, of which, $294,994 was used to acquire 80% of a newly formed PRC company with total paid in capital of RMB 3,010,000 (US$368,743). The ownership was held in trust on behalf of the Company. The balance of $202,332 was held by Et-China as deposits for future business development. In late 2005 and early 2006, the Company realized that the anticipated investment did not materialize. The Company has consulted Guangzhou legal counsel in China who has determined that the investment agreement was ineffective from the legal standpoint. Notice to demand Guangdong Et-China Limited to refund the investment funds was sent in mid-February, 2006. With the uncertainty of the claim at the time of the financial statements being prepared, the Company has determined that such investment became impaired.
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
Specifically, all of the revenue in 2005 is pursuant to a signed contract and a special trial project. The Company receives a per transaction fee for each credit and debit card processing transaction. Revenue is then recognized as each processing transaction is completed.
The Company has continued to develop prototype systems for testing by potential customers and plan to bill for a portion of the costs incurred. The Company will continue to record these cost recoveries as a credit to the respective expense in the statement of operations.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
Stock Based Compensation
Prior to 2005, the Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.
Starting 2005, the Company has elected to apply the fair value based method of accounting in accordance with Statement of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123), for stock based awards to both employees and non-employees.
Under the provisions of SFAS No. 123 as amended by SFAS No. 148, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS No. 123. Accordingly, results for prior years have not been restated.
During the year ended December 31, 2005, the Company recognized stock-based compensation for employees and non-employees in the aggregate amount of $5,401,840, of which $1,588,055 was expensed in the year ended December 31, 2005 and $3,813,785 was deferred. The total amount of stock-based compensation includes the fair value of 1,125,000 restricted shares issued of $828,750 (Note 8), the fair value of 600,000 warrants issued of $447,000 and the fair value of 4,960,000 options granted of $4,126,090 (Note 9), net of cancellation of warrants of $12,691.
During the year ended December 31, 2005, the Company amortized deferred stock-based compensation of $245,471 for the year ended December 31, 2005, with cancellation of warrants of $12,691.
As of December 31, 2005, the Company accrued stock-based compensation of $148,913 for services performed by consultant. (Note 10)
The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Net loss — as reported	$(4,052,935)	$(1,497,940)
Add: Stock-based compensation expense from stock options included in net loss — as reported	1,982,439	697,783
Deduct: Stock-based compensation expense from stock options determined under fair value method	(2,067,939)	(955,183)

Net loss — pro forma	$(4,138,435)	$(1,753,340)

Net loss per share (basic and diluted) — as reported	$(0.12)	$(0.06)
Net loss per share (basic and diluted) — pro forma	$(0.12)	$(0.08)
Net Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities to purchase $1,293,000 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.
Reclassifications
Certain prior period amounts were reclassified to conform to the current period’s presentation.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to recognize and measure the cost of employee services it receives in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). These costs will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). This statement also establishes the standards for the accounting treatment of these share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement shall be effective the first interim or annual reporting period that begins after December 15, 2005 for small business public entities and non-public companies.
The Company started the implementation of the above pronouncement for the year ended December 31, 2005 using the modified prospective application method which applied only to awards granted, modified or settled after the adoption date. Accordingly, compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under the revised SFAS No, 123 (Statement 123(R)). However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro-forma net loss and loss per share under Stock Based Compensation above.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
3. Equipment

			December 31,	December 31,
			2005	2004
		Accumulated	Net	Net
	Cost	Depreciation	Book Value	Book Value
Computer equipment	$21,005	$7,969	$13,036	$13,812
Auto	3,205	802	2,403	774

Equipment, net	$24,210	$8,771	$15,439	$14,586

4. Related Party Transactions
The Company had the following transactions for the year ended December 31, 2005 recorded at their exchange amount, with related parties:
Incurred $63,000 (2004 — $60,000) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.
Incurred $300,004 (2004 — $271,325) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.
The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders, were outstanding:

	December 31, 2005	December 31, 2004
Due to directors, shareholders and companies owned by directors and shareholders	$158,866	$169,959
For the year ended December 31, 2005, $216,368 of the amount due to the related parties was settled in exchange of the issuance of 1,081,840 common shares for stock options exercised by related parties.
5. Other Receivable and Other Payable
Other receivable and other payable represent a client trust accounts receivable and a client trust accounts payable. The client trust accounts receivable represents funds held by the merchant bank for the Company’s clients. The client trust accounts payable represents funds to be paid to the Company’s clients. The Company changed merchant banks in the third quarter of 2005. The former merchant bank is holding processed funds (other receivable) for a maximum of six months in case there are any charge backs that need to be processed against funds held. Once the amounts are cleared from the former merchant bank, the Company will then remit the monies (other payable) to its customers and recognize the related revenue. For the year ended December 31, 2005, $550,000 of the funds were released and remitted to customers.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
6. Loan Payable
In 2001, the joint venture partner in China advanced $100,000 to the Company. The loan is non-interest bearing and no repayment terms.
In December 2005, the Company obtained loans totaled of $150,000 per agreement signed in November 2005. (Note 11)
In December 2005, the Company obtained loan of $70,000 per agreement signed in December 2005. (Note 11)
7. Income Taxes
The total future income tax asset of the losses carried forward for U.S. and Hong Kong are approximately $5,870,000 and are offset by a valuation allowance of the same amount as it is not more likely than not that the losses carried forward will be utilized before they expire in 2018.

	2005	2004
Expected income tax benefit	$1,249,000	$450,000
Valuation allowance	(1,249,000)	(450,000)

	$—	$—

8. Capital Stock
During the year ended December 31, 2005, the Company issued 3,125,000 common shares at an average price of $0.1271 per share for total proceeds of $181,032 and related party debt settlements of $216,368 from the exercise of stock options (Note 4).
During the year ended December 31, 2005, the Company issued 216,000 shares of common stock to two accredited investors from the exercise of warrants issued in 2004 at exercising price of $0.30 to $0.75 per share for cash proceeds of $90,000.
In December 2005, the Company issued 312,500 shares of common stock for the settlement of amounts due to consultant for the consultancy contract of $100,000, of which, $70,000 was expensed in 2005 and $30,000 was deferred. The shares were valued at $0.32 per share, which was the closing market price of the Company’s common stock on the date of the settlement.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
In July and August 2005, the Company issued 1,088,159 shares of common stock to 13 accredited investors at $0.95 per share and warrants to purchase 1,088,159 shares for net cash proceeds of $900,375. The warrants are exercisable until July and August, 2009, at an exercise price of $1.50 to $2.00 per share. Warrants to purchase 1,000,000 shares of common stock were issued to the placement agent. The warrants are exercisable until July and August 2010 at an exercise price of $0.7125 per share. As of December 31, 2005, no warrants have been exercised.
In March 2005 the Company issued 252,305 shares of common stock to 18 accredited investors at $0.85 per share and warrants to purchase 252,305 shares for net cash proceeds of $214,465. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share. As of December 31, 2005, no warrants have been exercised.
In March 2005 the Company issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000.
In February 2005 the Company issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of $100,000. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. As of December 31, 2005, no warrants have been exercised.
In February 2005 the Company issued 50,334 shares of common stock to three accredited investors at $0.60 per share for total cash proceeds of $30,200.
In February 2005 the Company issued 500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over the following six months, subject to completion of the services. The shares were valued at $1.07 per share, the closing market price of our common stock on the date of the transaction, for a total value of $535,000, which was all expensed in the year ended December 31, 2005.
In January 2005 the Company issued 62,500 shares of common stock to one accredited investor at $0.40 per share for total cash proceeds of $25,000.
In January 2005 the Company issued 375,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following four months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total value of $176,250, which was all expensed in the year ended December 31, 2005.
In January 2005 the Company issued 250,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services provided over the following three months, subject to completion of the services. The shares were valued at $0.47 per share, the closing market price of our common stock on the date of the transaction for a total value of $117,500, which was all expensed in the year ended December 31, 2005.
In December 2004 the Company issued 1,813,333 restricted Equity Units for total cash proceeds of $272,000; each Unit at $0.15 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until January 24, 2007 at an exercise price of $0.30 per share. As of December 31, 2005, 216,000 warrants have been exercised with proceeds of $90,000.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
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
In September 2004 the Company issued 1,367,528 restricted Equity Units for total cash proceeds of $341,882; each Unit at $0.25 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until October 28, 2006 at an exercise price of $0.75 per share. Issuance costs of $37,200 were recorded as a reduction to additional paid-in capital. As of December 31, 2005, no warrants have been exercised.
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
During the year ended December 31, 2005, the Company granted 4,960,000 stock options to employees and consultants, pursuant to a non-qualified stock option, for services performed for periods from one to three years. The options vest immediately to one year and three years and expire in 1 to 5 years.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
Stock options for 3,200,000 shares were granted to employees at the exercise prices from $0.85 to $1.12 per share, the closing market price of the Company’s common stock on the date of grant. Stock options for 1,760,000 shares were granted to non-employees at exercise prices from $0.001 to $2.24 per share. The fair value of the options granted to employees and non-employees during year ended December 31, 2005 was estimated to be $4,126,090, of which $312,305 was expensed in the year ended December 31, 2005 and $3,813,785 is deferred. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
risk free interest rate of 2.29% to 3.5%, expected volatility of 180%, an expected option life of 1 to 3 years and no expected dividends.
The weighted average fair value of options granted was $0.62 per share.
A summary of the changes in the Company’s common stock purchase options is presented below:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Outstanding at December 31	3,105,000	$0.21	—	—
Granted to Directors, Officers and Consultants	4,960,000	$0.62	4,741,980	$0.15
Exercised	(3,125,000)	$0.13	(1,536,980)	$0.02
Forfeited / Expired	(12,000)	$0.20	(100,000)	$0.25

Balance at December 31	4,928,000	$0.68	3,105,000	$0.21

Additional information regarding options outstanding at December 31, 2005 is as follows:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average		Average
	of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$0.20	343,000	1.41	$0.20	343,000	$0.20
$0.25	775,000	1.52	$0.25	535,000	$0.25
$0.30	540,000	3.80	$0.30	—	$0.30
$0.70	40,000	4.50	$0.70	5,000	$0.70
$0.85	2,750,000	3.82	$0.85	325,000	$0.85
$1.12	450,000	4,54	$1.12	62,500	$1.12
$2.24	30,000	2.14	$2.24	22,500	$2.24

	4,928,000	3.47	$0.68	1,293,000	$0.47

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
10. Commitments
In July 2005, the Company issued warrants to purchase 1,100,000 common shares to employees, of which, 500,000 warrants were cancelled in December 2005. The warrants are exercisable from July 1, 2007 to June 30, 2008 at an exercise price of $0.85 per share.
In May 2005, the Company committed to issue 1,500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over the eighteen months, subject to completion of the services. As of December 31, 2005, the Company accrued stock based compensation of $148,913 for the commitment.
11. Agreements
In December 2005, the Company signed a strategic alliance agreement with InterPay International Group Pte. Ltd., a Singapore company, to jointly support business development in Asia.
In December 2005, the Company signed a loan agreement to obtain financing of $70,000, with interest rate at 12% with no repayment terms.
In November 2005, the Company signed a convertible loan agreement to obtain financing of $100,000 up to a maximum of $250,000, with interest rate at 12% per annum, repayable in 24 months. As of December 31, 2005 the Company borrowed $150,000 under this loan agreement. The loan or portions of the loan is immediately convertible into shares of the Company’s common stock during the term. The conversion price is fixed at $0.30 per share. The Company recorded a discount on the convertible loan payable of $135,000, the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and amortized over a twenty-four month period as interest expense in accordance with Emerging Issues Task Force (“EITF”) No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. For the year ended December 31, 2005, the Company recognized $8,137 as interest expense and $126,863 was unamortized.
In August 2005, the Company signed an agreement with Network for Electronic Transfers (S) Pte. Ltd. (NETS) in Singapore to gain access to the payment gateway in Singapore.
In September 2004, the Company entered into an agreement with SCRC to develop various business ventures in China. In 2005, the Company spent $150,000 for expenses incurred by SCRC. As a result of Chinese government policy on foreign owned licensing, further business development is pending and the Company do not have any ongoing or unpaid liability for the remainder of the budget which was initially agreed.
In August 2004, the Company entered in Service Agreement with a bankcard clearing network service provider. The cost of such services has been reflected as cost of goods and services on the Company’s Statement of Operations.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
12. Subsequent Events
In February 2006, the Company reached a non-binding agreement to acquire InterPay with the issuing of 17,500,000 common shares to InterPay’s shareholders.
In January 2006, we settled with SCRC to terminate the equipment lease agreement signed in March 2005 at a one-time payment of $16,875, no further lease payment is required.
In January 2006, Matthew Mecke employment contract was terminated as of January 31, 2006.
In January 2006, the Company obtained loan financing of $50,000 from the loan agreement signed in November 2005.
In January 2006, the Company issued 50,000 restricted common shares to an accredited investor to perform strategic planning, public relations and marketing services provided.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE.
During 2005, our Board of Directors appointed Weinberg & Co. to replace Grant Thornton LLP as our independent accountants to better serve our China operations. There have been no disagreements on accounting and financial disclosures during the past two years through the date of this Form 10-KSB. Prior to their appointment, we did not consult with Weinberg & Co on any matters related to accounting or the type of opinion they may issue.
Our financial statements for the period during the year ended December 31, 2005 and 2004 have been audited by Weinberg & Co., P.A, included in this report, as set forth in their attached reports.
ITEM 8A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation, under the supervision and with the participation of our management including our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures required improvement to meet disclosure timelines and are effective in connection with the filing of this annual report on Form 10-KSB for the year ended December 31, 2005.
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Executive Officers and Directors
Our directors and principal executive officers are as specified on the following table:

			Term
Name	Age	Position	(years)	Period Served in Office
Robert Clarke	61	Director and Chairman and CEO	1	October 2, 1998 (inception) to present.

Benny Shing Bun Lee	63	Director and President	1	From May 4, 2004 to present.

John G. Fraser	59	Director	1	From September 21, 2000 to present.

Michael J. Oliver	57	Director	1	From July 20, 2005 to present.

Charlie Rodriguez	61	Director, Secretary, and Treasurer	1	From September 21, 2000 to present.

Edith Kam Ying Ho	52	Chief Financial Officer	3	From February 1, 2005 to present.

Rosaline Tam	54	Director	1	From March 6, 2006 to present.
Robert G. Clarke has been a member of the Board of Directors since its inception on October 2, 1998 and until December 17, 2004 he was also our Chairman. He was re-appointed Chairman on October 5, 2005 and on October 15 he also became Chief Executive Officer. Mr. Clarke has also been Director and Chairman of the Board of Directors of Manaris Corporation (formerly C-Chip Technologies Corporation) from January 2003 to present. Since June 2000, Mr. Clarke has been Chairman and Chief Executive Officer of 7bridge Capital, a private venture capital group based in Hong Kong, focusing on the IT and electronic communications sectors, particularly in China. One of 7bridge’s investments is Surna Inc., a Hong Kong-based telecommunications company, of which Mr. Clarke serves as Chairman of the Board of Directors. Mr. Clarke also served as the Chairman of the Board of Directors of ePhone Telecom Inc. from April 1999 until July 21, 2000 when he resigned from the Board. He rejoined the Board on December 1, 2000 once again becoming Chairman, which position he held until September 12, 2002. He resigned from the ePhone Board on December 30, 2002. He also served as the Chief Executive Officer of ePhone from June 3, 1999 to July 21, 2000 and again from December 1, 2000 to July 1, 2002. For three periods: June 3, 1999 to August 8, 1999; March 9, 2000 to April 1, 2000; and December 1, 2000 to April 1, 2001 he also served as President.
John G Fraser has been a member of our Board of Directors since September 21, 2000. On December 17, 2004 he was elected Chairman of the Board and resigned as Chairman on October 5, 2005. He has been Secretary and Director of the Manaris Corporation (formerly C-Chip Technologies Corporation) from January 2003 to present and in September 2005 became the President and Chief Executive Officer of Manaris. From July 1999 to August 2002, Mr. Fraser was a director of ePHONE Telecom Inc. (OTCBB:EPHO). From June 2000 to May 2003, Mr. Fraser was a director of Walters Forensic Engineering, at the time a public engineering firm based in Toronto, Canada (CDNX:YWL
Benny Shing Bun Lee has been a member of the Board of Directors since May 4 2004 and on May 23, 2005 he was appointed Executive Director – China Operations. On October 15, 2005 he was appointed as our President. From 1996 until 2002 Mr. Lee served as President of InterPay International Group Ltd., a company he started, where he remained responsible for business development and franchise management for InterPay around the world. From 1997 to 2005 Mr. Lee has also served on the Board of Directors of iSynergy Card and Payment Services, which is a MasterCard member in Malaysia and the largest loyalty card issuer in the country. InterPay Group is a shareholder and management company of iSynergy.
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
Michael J. Oliver has been a member of the Board of Directors since July 20, 2005. Prior to joining our board Mr. Oliver was with Commerzbank AG, a major German bank, from 1986 until 2005. Most recently he was responsible for Commerzbank branches in Hong Kong, Shanghai, Singapore and Tokyo and all corporate banking activities as well as oversight and governance in the Asia-Pacific region. Since October 2001, he has been based in Singapore as a general manager of the Singapore branch and MD of the merchant banking subsidiary. In November 2001, Mr. Oliver was appointed to become regional head (Regional Board Member) with effect from January 1, 2002. Prior to joining Commerzbank Mr. Oliver was with the First National Bank of Boston.
Rosaline Tam has been a member of the Board of Directors since March 6, 2006. She has been Director of Richwap Company Limited, a private Hong Kong company since October 2003 and from February 2001 to September 2003 she was the President of Continuous Technologies International Limited, Prior to that, from May 1997 to February 2001 she was the Vice President and General Manager for MasterCard International for Hong Kong and Macau and the Vice President for Advance Payments, e-Business and Mobile Commerce for Greater China. Prior to joining MasterCard Ms. Tam was a General Manager for Citibank in Australia and previously had been Vice President of American Express Travel Related Services in Sydney, New York and East Asia/North Pacific.
Edith Kam Ying Ho has been the Chief Financial Officer of the company since February 1, 2005. She was the Finance Director of the Company from August 2003 to January 2005. From 1989 to present, she has served as a partner and director of Taxplan Limited, US. Financial and Tax Consultancy, a company that provides financial and tax consultation to clients in the U.S. From August 2004 to May 2005, Ms. Ho has been Lecturer, Finance and Managerial Accounting, at the Hong Kong Polytechnical University. From March 2000 to March 2001, she served as Financial Director of Paymentsgroup Limited. She is a US Certified Public Accountant and has an MBA from the State of Hawaii.
Audit Committee and Charter
We have an audit committee and audit committee charter. Our audit committee, established in 2004, is comprised of our Board Chairman and all of our directors – Robert Clarke, John Fraser, Benny Lee, Charlie Rodriguez, Michael Oliver and Rosaline Tam. Our audit committee is responsible for:
•	selection and oversight of our independent accountant;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;

•	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

•	engaging outside advisors; and

•	funding for the outside auditor and any outside advisors engagement by the audit committee.
A copy of our audit committee charter was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.
Audit Committee Financial Expert
We do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive.
Compliance With Section 16(a) of the Exchange Act
The following individuals failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years:

		Number of
		transactions
		not reported
	Number of	on a timely	Known Failures to File a
Name	late reports	basis	Form
Matthew Ryan Mecke*	1	2
Edith Ho*	2	3
Benny Shing Bun Lee *	1	2
Charlie Rodriguez*	2	2
John Fraser *	2	2

*	The transactions were purchases of shares through the exercise of option grants.
Code of Ethics
We have adopted a corporate code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION
Compensation of Officers.
The following table sets forth information regarding the compensation paid to the Chief Executive Officer and the other named executive officers during the three most recent fiscal years.
Summary Compensation Table

					Long Term Compensation
					Awards
			Annual Compensation		(f)	(g)	Payouts
				(e)	Restricted	Securities	(h)	(i)
		(c)	(d)	Other Annual	Stock	Underlying	LTIP	All Other
(a)	(b)	Salary	Bonus	Compensation	Award(s)	Options / SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)
Robert Clarke	2005	0	0	0	0	193,000	0	0
Chairman of the Board and	2004	0	0	0	0	250,000	0	0
CEO	2003	0	0	0	0	0	0	0

Matthew Ryan Mecke	2005	0	0	116,921	0	700,000	0	0
Ex-President, Ex-CEO and	2004	0	0	114,414	0	250,000	0	0
Ex-Director (1)	2003	0	0	41,300	0	0	0	0

Benjamin Leboe	2005	0	0	1,500	0	50,000	0	0
Ex-Secretary, Ex-Treasurer,	2004	0	0	30,000	0	200,000	0	0
Ex-CFO & Ex-Director	2003	0	0	0	0	0	0	0
(resigned Jan 31, 2005)

Edith Ho	2005	0	0	67,948	0	900,000	0	0
CFO (2)	2004	0	0	35,897	0	200,000	0	0
	2003	0	0	0	0	0	0	0

John G. Fraser	2005	0	0	0	0	200,000	0	0
Vice President & Director	2004	0	0	0	0	200,000	0	0
	2003	0	0	0	0	0	0	0

Benny Shing Bun Lee	2005	0	0	85,773	0	1,000,000	0	0
Director (3)	2004	0	0	0	0	200,000	0	0
	2003	0	0	0	0	0	0	0

Charlie Rodriguez	2005	0	0	63,000	0	200,000	0	0
Director, Secretary/Treasurer	2004	0	0	49,000	0	200,000	0	0
	2003	0	0	0	0	0	0	0

Michael Oliver	2005	0	0	0	0	450,000	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

Rosaline Tam	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

(1)-	Includes warrants to purchase 500,000 shares of common stock at $0.85, which was cancelled in December 2005.

(2)-	Includes warrants to purchase 300,000 shares of common stock at $0.85

(3)-	Includes warrants to purchase 300,000 shares of common stock at $0.85

OPTION/SAR GRANTS IN LAST FISCAL YEAR (Individual Grants)

	Number of securities	Percent of total options/SARs	Exercise or
	underlying options/SARs	granted to employees in	base price	Expiration
Name	granted (#)	fiscal year	($/Sh)	date
Robert Clarke	200,000	3.30%	$0.85	30-Jun-08

Matthew Ryan Mecke(1)	200,000	3.30%	$0.85	30-Jun-08
	500,000	8.25%	$0.85	30-Jun-08

Edith Ho(2)	600,000	9.90%	$0.85	30-Jun-08
	300,000	4.95%	$0.85	30-Jun-08

John G. Fraser	200,000	3.30%	$0.85	30-Jun-08

Benny Shing Bun Lee(3)	700,000	11.55%	$0.85	30-Jun-08
	300,000	4.95%	$0.85	30-Jun-08

Charlie Rodriguez	200,000	3.30%	$0.85	30-Jun-08

Michael Oliver	450,000	7.43%	$0.85	19-Jul-08

(1)-	Warrants to purchase 500,000 shares of common stock at $0.85, which was cancelled in December 2005

(2)-	Warrants to purchase 300,000 shares of common stock at $0.85

(3)-	Warrants to purchase 300,000 shares of common stock at $0.85

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values

	Shares		Number of Securities	Value of Unexercised
	acquired		Underlying Unexercised	In-the-Money Options at
	on exercise		Options at Fiscal Year-End (#)	Fiscal Year-End ($)
Name	(#)	Value realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Robert Clarke-(1)	200,000	$128,000	143,000/100,000	$8,600/$0

Matthew Ryan Mecke-(1)(2)	250,000	$183,500	100,000/100,000	$0/$0

Edith Ho-(1)	200,000	$132,300	300,000/300,000	$0/$0

John G. Fraser	0	0	300,000/100,000	$40,000/$0

Benny Shing Bun Lee-(1)	100,000	$64,000	450,000/300,000	$20,000/$0

Charlie Rodriquez-(1)	200,000	$155,500	100,000/100,000	$0/$0

Michael Oliver	0	0	62,500/387,500	$0/$0

(.1)	Shares acquired upon exercise of options were not sold in the market as of March 1,2006.

(.2)	Matthew Ryan Mecke resigned as a director of the Company on January 27, 2006.

Compensation of Directors
The directors did not receive any other compensation for serving as members of the board of directors. The Board has implemented a plan to award options. There are no contractual arrangements with any member of the board of directors, except Benny Lee, the President.
We will continue to limit compensation to officers until such time as the company generates sufficient revenues to pay market rates. We do not intend to pay any additional compensation to our directors. As of today’s date, we have not entered into employment contracts with any of our officers other than our President. We do not intend to enter into any other employment contracts at this time.
Indemnification
Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in its best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 12, 2006, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock.

Name and address of		Percent
Beneficial Owner	Amount and nature of beneficial ownership	of Class
Officers and Directors:(1)
Robert Clarke (2)	7,423,980	20.62%

Matthew Ryan Mecke (3)	3,319,740	9.22%

Edith Kam Ying Ho (4)	1,354,740	3.76%

John G. Fraser (5)	2,028,740	5.64%

Benny Shing Bun Lee (6)	1,200,000	3.33%

Charlie Rodriguez (7)	835,000	2.32%

Michael Oliver (8)	450,000	1.25%

All Officers and Directors as a Group (7 Persons)	12,769,200	46.14%
Indigo Capital Limited	2,000,000	5.56%
8A Shun Ho Tower 24 Ice House Street Central, Hong Kong

Bayview International Group Limited	1,900,000	5.28%
8A Shun Ho Tower 24 Ice House Street Central, Hong Kong

(1)	The address for each of the Company’s directors and executive officers is the Company’s principal offices, Asia Payment Systems, Inc., 800 5th Avenue, Suite 4100, Seattle, WA 98104.

(2)	Includes options to purchase 243,000 shares of common stock and 20,000 share purchase warrants owned directly, and 4,400,000 shares of common stock owned indirectly (2,000,000 common shares owned by Indigo Capital Ltd., 1,900,00 common shares owned by Bayview.)

(3)	Includes options to purchase 200,000 shares of common stock owned directly and 700,000 warrants to purchase stock directly. Matthew Ryan Mecke resigned as a director of the Company on January 27, 2006.

(4)	Includes options to purchase 600,000 shares of common stock owned directly and 300,000 warrants to purchase stock directly.

(5)	Includes options to purchase 400,000 shares of common stock owned directly and 1,628,740 shares of common stock owned indirectly (1,628,740 shares owned by JG Fraser & Associates, Inc., owned and controlled by John G. Fraser).

(6)	Includes options to purchase 800,000 shares of common stock owned directly and 300,000 warrants to purchase stock directly.

(7)	Includes options to purchase 200,000 shares of common stock owned directly.

(8)	Includes options to purchase 450,000 shares of common stock owned directly.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Robert Clarke loaned to the company a total of $49,936 during the last two years, at no interest and no fixed terms of repayment. The balances are expected to be repaid when funds become available. During 2005, Mr. Clarke converted the principal balance of $40,000 to exercise 200,000 shares of common stock option, at a price of $0.20 per share. As of December 31, 2005, we owed a balance of $9,936.
In June 2005 we entered into a written agreement, pursuant to which we pay Mr. Mecke $9,744 per month for services as a Chief Executive Officer. The agreement has a one-year term effective until June 21, 2005, which was terminated on January 27, 2006.
In January 2005, we sold an automobile to Mr. Matt Mecke at book value of $2,403.

ITEM 13. EXHIBITS

Exhibit
No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
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

2005	$108,412	Weinberg & Company, P.A.
2004	$38,371	Weinberg & Company, P.A.
2004	$11,581	Grant Thornton LLP
(2) Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005	$8,795	Weinberg & Company, P.A.
2005	$9,445	Grant Thornton LLP
2004	$0	Weinberg & Co. P.A. and Grant Thornton LLP
(3) Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005	$2,432	Weinberg & Co. P.A.
2004	$0	Weinberg & Co. P.A. and Grant Thornton LLP

(4) All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005	$0	Weinberg & Co. P.A. and Grant Thornton LLP
2004	$0	Weinberg & Co. P.A. and Grant Thornton LLP
(5)	Our audit committee’s pre-approval policies and procedures described in paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2006.

ASIA PAYMENT SYSTEMS, INC. a Nevada corporation

By:	/s/ Robert G. Clarke
Robert G. Clarke
Chief (Principal) Executive Officer

By:	/s/ Edith Kam Ying Ho
Edith Kam Ying Ho
Chief (Principal) Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Robert G. Clarke Robert G. Clarke	Chairman, Director and Chief (Principal) Executive Officer	March 30, 2006
/s/ John G. Fraser John G. Fraser	Chairman until October 5, 2006 and Director	March 30, 2006
/s/ Benny Shing Bun Lee Benny Shing Bun Lee	President and Director	March 30, 2006
/s/Charlie Rodriguez Charlie Rodriguez/s/ Charlie	Director, Treasurer and Secretary	March 30, 2006
/s/Michael Oliver Michael Olvier	Director	March 30, 2006
/s/Rosaline Tam Rosaline Tam	Director	March 30, 2006
/s/ Edith Kam Ying Ho Edith Kam Ying Ho	Chief (Principal) Financial Officer	March 30, 2006

Exhibit Index

Exhibit
No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).