Form 10QSB
period 2006-03-31
ASIA PAYMENT SYSTEMS INC
filed 2006-05-15
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006
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
(206) 447-1379
(Issuer’s telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☑
Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2006 was 35,750,765.
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	(Unaudited)

Assets
Current:
Cash	$119,273	$110,566
Accounts receivable	3,767	3,500
Other receivable	—	70,571
Prepaid expenses	5,102	15,108

Total Current Assets	128,142	199,745

Equipment, net	13,549	15,439
Prepaid deposits	6,890	9,674

Total Assets	$148,581	$224,858

Liabilities
Current:
Accounts payable	$166,859	$148,488
Accrued liabilities	217,115	190,060
Other payable	45,165	47,370
Unearned income	—	25,840
Due to related parties	236,982	158,866
Loan payable	170,000	170,000

Total Current Liabilities	836,121	740,624
Non-current:
Convertible loan payable, net of unamortized discount of $150,733 (2005 – 126,863)	49,267	23,137

Total Liabilities	885,388	763,761

Stockholders’ Deficiency
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
35,750,765 (2005 — 35,619,765) common shares	35,751	35,620
Additional paid-in capital	9,905,496	9,817,936
Deferred stock based compensation	(3,034,398)	(3,871,367)
Deficit accumulated during the development stage	(7,641,642)	(6,522,138)
Accumulated other comprehensive income/(loss)	(2,014)	1,046

Total Stockholders’ Deficiency	(736,807)	(538,903)

Total Liabilities and Stockholders’ Deficiency	$148,581	$224,858

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For The	For The	For The Period From
	Three Months	Three Months	October 2, 1998
	Ended	Ended	(Inception ) Through
	March 31	March 31	March 31
	2006	2005	2006
Revenue	$37,513	$9,461	$81,462

Cost of goods and services	(16,550)	(2,853)	(30,077)

Gross profit	20,963	6,608	51,385

Operating expenses

General and administrative	59,790	114,779	1,342,293
Stock based compensation	875,197	618,107	3,555,419
Management fees	124,282	58,142	1,062,333
Professional fees	33,559	75,423	809,053
Business development	—	—	60,000
Investment impairment	—	—	497,326
Research and development	—	30,000	83,331
Travel	17,026	21,782	289,200
Amortization and depreciation	1,890	2,454	20,665
Other	—	—	35,550

Total operating expenses	(1,111,744)	(920,687)	(7,755,170)

Interest expense	(28,723)	—	(38,708)

Loss before extraordinary item	(1,119,504)	(914,079)	(7,742,493)

Extraordinary item	—	—	100,851

Net loss	(1,119,504)	(914,079)	(7,641,642)

Foreign currency translation loss	(3,060)	—	(2,014)

Comprehensive loss	$(1,122,564)	$(914,079)	$(7,643,656)

Weighted average number of shares outstanding – basic and diluted	35,640,932	30,722,178

Net loss per share – basic and diluted	$(0.03)	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For The Period From October 2, 1998 (Inception) Through March 31, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Common stock issued for cash at $0.002 per share	5,000,000	$5,000	$5,000	$—	$—	$—	$10,000
Net loss for the period from inception to December 31, 2000	—	—	—	—	(420,892)	—	(420,892)

Balance, December 31, 2000	5,000,000	5,000	5,000	—	(420,892)	—	(410,892)
Common stock issued in exchange for retirement of debt at $0.05 per share	4,400,000	4,400	215,600	—	—	—	220,000
Net loss for the year ended December 31, 2001	—	—	—	—	(224,444)	—	(224,444)

Balance, December 31, 2001	9,400,000	9,400	220,600	—	(645,336)	—	(415,336)
Common stock issued in exchange for retirement of debt at $0.05 per share	7,185,320	7,185	352,081	—	—	—	359,266
Net loss for the year ended December 31, 2002	—	—	—	—		—

Balance, December 31, 2002	16,585,320	16,585	572,681	—	(758,158)	—	(168,892)
Net loss for the year ended December 31, 2003	—	—	—	—	(213,105)	—	(213,105)

Balance, December 31, 2003	16,585,320	16,585	572,681	—	(971,263)	—	(381,997)
Common stock issued for Welway shares in February 2004	6,500,000	6,500	6,321	—	—	—	12,821
Equity units issued for cash	3,180,861	$3,181	$573,501	$—	$—	$—	$576,682
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For The Period From October 2, 1998 (Inception) Through March 31, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Common stock issued in exchange for settlement of debt	1,322,220	$1,322	$197,113	$—	$—	$—	$198,435
Common stock issued for stock options exercised	1,536,980	1,537	24,699	—	—	—	26,236
Stock compensation expense	—	—	983,527	(285,744)	—	—	697,783
Net loss for the year ended December 31, 2004	—	—	—	—	(1,497,940)	—	(1,497,940)

Balance, December 31, 2004	29,125,381	29,125	2,357,842	(285,744)	(2,469,203)	—	(367,980)
Common stock issued for consulting services in 2005	1,125,000	1,125	827,625	—	—	—	828,750
Common stock issued for cash in 2005	226,166	266	139,974	—	—	—	140,200
Equity units issued for cash in 2005	1,489,718	1,490	1,213,350	—	—	—	1,214,840
Common stock issued in exchange for settlement of debt	312,500	313	99,687	(30,000)	—	—	70,000
Common stock issued for warrants exercised	216,000	216	89,784	—	—	—	90,000
Common stock issued for stock options exercised	3,125,000	3,125	394,275	—	—	—	397,400
Stock based compensation	—	—	4,573,090	(3,813,785)	—	—	759,305
Amortization of deferred stock based compensation	—	$—	$—	$245,471	$—	$—	$245,471
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Deficiency
For The Period From October 2, 1998 (Inception) Through March 31, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income	Total
Beneficial conversion feature	—	$—	$135,000	$—	$—	$—	$135,000
Cancellation of warrants	—	—	(12,691)	12,691	—	—	—
Foreign currency gain	—	—	—	—	—	1046	1,046
Net loss for the year ended December 31, 2005	—	—	—	—	(4,052,935)	—	(4,052,935)

Balance December 31, 2005	35,619,765	35,620	9,817,936	(3,871,367)	(6,522,138)	1,046	(538,903)
Common stock issued for consulting services in January 2006	50,000	50	17,450	—	—	—	17,500
Common stock issued to settle debt from the exercise of stock options	81,000	81	24,219	—	—	—	24,300
Beneficial conversion feature	—	—	45,000	—	—	—	45,000
Stock based compensation	—	—	891	—	—	—	891
Amortization of deferred stock based compensation	—	—	—	836,969	—	—	836,969
Foreign currency loss	—	—	—	—	—	(3,060)	(3,060)
Net loss for the three months ended March 31, 2006	—	—	—	—	(1,119,504)	—	(1,119,504)

Balance, March 31, 2006	35,750,765	$35,751	$9,905,496	$(3,034,398)	$(7,641,642)	$(2,014)	$(736,807)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
	Three Months	Three Months	October 2, 1998
	Ended	Ended	(Inception) Through
	March 31	March 31	March 31
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(1,119,504)	$(914,079)	$(7,641,642)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	1,890	2,454	20,665
Acquisition expense	—	—	11,050
Stock-based compensation	855,360	618,107	3,535,582
Amortization of discount	21,130	—	29,267
Impairment of investment	—	—	497,326
Loss from disposal of asset	—	—	288
Gain on forgiveness of debt	—	—	100,851
Changes in operating assets and liabilities:
Accounts receivable	(267)	(5,422)	(3,767)
Other receivable	70,571	—	—
Prepaid deposits and prepaid expenses	12,790	(1,323)	(41,993)
Accounts payable	30,971	2,151	331,186
Accrued liabilities	27,055	(318)	68,202
Other payable	(2,205)	—	45,165
Unearned income	(25,840)	—	—

Net cash used in operating activities	(128,049)	(298,430)	(3,047,820)

Cash Flows From Investing Activities
Purchase of equipment	—	—	(33,538)
Disposal of equipment	—	—	253
Investment and advance to joint venture	—	—	(497,326)
Cash acquired in WelWay acquisition	—	—	330

Net cash used in investing activities	—	—	(530,281)

Cash Flows From Financing Activities
Due to related parties	89,816	18,085	770,398
Proceeds from exercise of warrants	—	108,782	90,000
Proceeds from exercise of stock options	—	—	207,268
Proceeds from loan payable	50,000	—	590,000
Common stock issued for debt	—	—	877,701
Common stock issued for cash, net	—	424,665	1,164,021

Net cash provided by financing activities	139,816	551,532	3,699,388

Net increase in cash	11,767	253,102	121,287
Effect of exchange rate changes on cash	(3,060)	793	(2,014)
Cash, beginning of period	110,566	18,780	—

Cash, end of period	$119,273	$272,675	$119,273

Supplementary Cash Flow Information
Non-cash transaction Common stock and debt issued for WelWay acquisition	$—	$—	$12,491
Common stock option exercised for related party debt settlement	$11,700	$91,368	$228,068
Common stock option exercised for debt settlement	$12,600	$—	$12,600
Common stock issued for debt	$—	$—	$877,701
See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
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
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first three months of 2006, the Company has a net loss of $1,119,504 and a negative cash flow from operations of $128,049. At March 31, 2006, the Company has a working capital deficiency of $707,979 and stockholders’ deficiency of $736,807. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Management’s plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2006. The Company’s stock trades on the NASDAQ OTC:BB market under the symbol APYM.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
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
• Asia Payment Systems Pte. Ltd., incorporated under the Company Ordinance of Singapore. The subsidiary was incorporated in August 2005 for nominal consideration to facilitate operations in Asia. The shares are held by one of the Company’s directors in trust. Shares will be transferred to the Company in 2006.
• Asia Payment System (China) Co., Ltd., incorporated under the Company Ordinance of China. The subsidiary was incorporated in November 2005 for registered capital of $200,000, of which, $100,000 was funded as of December 2005. The balance of $100,000 will be funded in 2006.
All material inter-company accounts and transactions have been eliminated in consolidation.
Interim Condensed Consolidated Financial Statements
The condensed consolidated financial statements as of Mach 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
in the Company’s Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.
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

March 31, 2006
Period end HKD : US$exchange rate	7.8
Average period HKD : US$exchange rate	7.8
Period end CNY : US$exchange rate	8.05
Average period CNY : US$exchange rate	8.05
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
March 31, 2006
(Unaudited)
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
Specifically, all of the revenue in the first three months of 2006 is pursuant to a signed contract and a special trial project. The Company receives a per transaction fee for each credit and debit card processing transaction. Revenue is then recognized as each processing transaction is completed.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
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
During the three months ended March 31, 2006, the Company recognized stock-based compensation for employees and consultants in the aggregate amount of $18,391, which was fully expensed in the three months ended March 31, 2006. The total amount of stock-based compensation includes the fair value of 50,000 restricted shares issued of $17,500 (Note 5) and the fair value of 81,000 options granted of $891 (Note 6).
During the three months ended March 31, 2006, the Company accrued stock-based compensation for consulting services in the amount of $19,837 for a commitment made in May 2005 (Note 7).
For the three months ended March 31, 2006, the Company amortized deferred stock-based compensation of $836,969 and the balance of the deferred stock-based compensation is $3,034,398 as of March 31, 2006.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
The following table illustrates the effect on net loss per share as if the fair value method had been applied to all prior period’s outstanding and unvested awards.

Three Months Ended
March 31, 2005
Net loss — as reported	$(914,079)
Add: Stock-based compensation expense from stock options included in net loss — as reported	618,107
Deduct: Stock-based compensation expense from stock options determined under fair value method	(703,607)

Net loss – pro forma	$(999,579)

Net loss per share (basic and diluted) — as reported	$(0.03)
Net loss per share (basic and diluted) — pro forma	$(0.03)
Net Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 7,826,825 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.
Reclassifications
Certain prior period amounts were reclassified to conform to the current period’s presentation.
3. Related Party Transactions
The Company had the following transactions for the three months ended March 31, 2006 recorded at their exchange amount, with related parties:
Incurred $18,000 (2005 — $15,000) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.
Incurred $68,590 (2005 — $43,142) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders were outstanding:

	March 31, 2006	December 31, 2005
Due to directors, shareholders and companies owned by directors and shareholders	$236,982	$158,866
For the three months ended March 31, 2006, $11,700 of the amount due to the related parties was settled in exchange of the issuance of 39,000 common shares for stock options exercised by related parties.
4. Other Receivable and Other Payable
Other receivable and other payable represent a client trust accounts receivable and a client trust accounts payable. The client trust accounts receivable represents funds held by the merchant bank for the Company’s clients. The client trust accounts payable represents funds to be paid to the Company’s clients. The Company changed merchant banks in 2005. The former merchant bank is holding processed funds (other receivable) for a maximum of six months in case there are any charge backs that need to be processed against funds held. Once the amounts are cleared from the former merchant bank, the Company will then remit the monies (other payable) to its customers and recognize the related revenue. For the three months ended March 31, 2006, all of the funds were released to the Company, of which $45,165 will be remitted to customers.
5. Capital Stock
During the three months ended March 31, 2006, the Company issued 81,000 common shares at an average price of $0.30 per share for total debt settlements of $24,300 from the exercise of stock options.
In January 2006 the Company issued 50,000 shares of common stock for a contract with an accredited investor to perform on-going strategic planning, public relations and marketing services. The shares were valued at $0.35 per share, the closing market price of the Company’s common stock on the date of the transaction, for a total value of $17,500, which was all expensed in the three months ended March 31, 2006.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
During the year ended December 31, 2005, the Company issued 3,125,000 common shares at an average price of $0.1271 per share for total proceeds of $181,032 and related party debt settlements of $216,368 from the exercise of stock options.
During the year ended December 31, 2005, the Company issued 216,000 shares of common stock to 2 accredited investors from the exercise of warrants issued in 2004 at exercising price of $0.30 to $0.75 per share for cash proceeds of $90,000.
In December 2005, the Company issued 312,500 shares of common stock for the settlement of amounts due to consultant for the consultancy contract of $100,000, of which, $70,000 was expensed in 2005 and $30,000 was deferred. The shares were valued at $0.32 per share, which was the closing market price of the Company’s common stock on the date of the settlement.
In July and August 2005, the Company issued 1,088,159 shares of common stock to 13 accredited investors at $0.95 per share and warrants to purchase 1,088,159 shares for net cash proceeds of $900,375. The warrants are exercisable until July and August, 2009, at an exercise price of $1.50 to $2.00 per share. Warrants to purchase 1,000,000 shares of common stock were issued to the placement agent. The warrants are exercisable until July and August 2010 at an exercise price of $0.7125 per share. As of March 31, 2006, no warrants have been exercised.
In March 2005 the Company issued 252,305 shares of common stock to 18 accredited investors at $0.85 per share and warrants to purchase 252,305 shares for net cash proceeds of $214,465. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share. As of March 31, 2006, no warrants have been exercised.
In March 2005 the Company issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000.
In February 2005 the Company issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of $100,000. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. As of March 31, 2006, no warrants have been exercised.
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
March 31, 2006
(Unaudited)
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
In December 2004 the Company issued 1,813,333 restricted Equity Units for total cash proceeds of $272,000; each Unit at $0.15 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until January 24, 2007 at an exercise price of $0.30 per share. As of March 31, 2006, 216,000 warrants have been exercised with proceeds of $90,000.
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
March 31, 2006
(Unaudited)
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
During the three months ended March 31, 2006, the Company granted 81,000 stock options to employees and consultants, pursuant to 2005 non-qualified stock option, for services performed. The options were granted at the exercise price at $0.30 per share, the closing market price of the Company’s common stock on the date of grant, vested immediately.
The fair value of the options granted during the three months ended March 31, 2006 was estimated to be $891, which was fully expensed in the three months ended March 31, 2006. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.5%, expected volatility of 180%, an expected option life of 1 to 3 years and no expected dividends.
The weighted average fair value of options granted was $0.30 per share.
a)	A summary of the changes in the Company’s common stock purchase options is presented below:

		Weighted
		Average
		Exercise
	Number	Price
Balance, December 31, 2005	4,928,000	$0.68
Granted to Directors, Officers and Consultants	81,000	$0.30
Exercised	(81,000)	$0.30
Balance, March 31, 2006	4,928,000	$0.68

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
Additional information regarding options outstanding at March 31, 2006 is as follows:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	Of	Contractual	Exercise	of	Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$0.20	343,000	1.27	$0.20	343,000	$0.20
$0.25	775,000	1.28	$0.25	535,000	$0.25
$0.30	540,000	3.56	$0.30	82,500	$0.30
$0.70	40,000	5.26	$0.70	10,000	$0.70
$0.85	2,750,000	3.58	$0.85	950,000	$0.85
$1.12	450,000	4.31	$1.12	125,000	$1.12
$2.24	30,000	1.89	$2.24	30,000	$2.24

	4,928,000	3.11	$0.68	2,075,500	$0.60

7. Commitments
In May 2005, the Company committed to issue 1,500,000 shares of common stock for a contract with an accredited investor to perform strategic planning, public relations and marketing services over the eighteen months, subject to completion of the services. Fair value of the shares committed is recorded as accrued liability at March 31, 2006.
8 Agreements
In February 2006, the Company reached a non-binding agreement to acquire InterPay International Group Ltd. with the issuing of 17,500,000 common shares to InterPay’s shareholders. InterPay International Group Ltd. is a group of companies offering payment and loyalty cards and mobile phone re-charge products and services. It has joint venture payment and loyalty cards companies in Malaysia which hold licenses from MasterCard and Visa and operate loyalty card programs which are accepted nationwide. The Company

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)
expects to finalize the agreement in the second quarter of 2006 and shares are expected to be issued in the third quarter of 2006.
9. Convertible Debt
In January 2006, the Company borrowed an additional $50,000 under the convertible loan agreement signed in November 2005, increasing the total debt to $200,000. The Company recorded a discount of $45,000 on the convertible loan payable of $50,000, the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount to be amortized over the life of the loan as interest expense in accordance with Emerging Issues Task Force (“EITF”) No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. For the three months ended March 31, 2006, the Company recognized $4,486 as interest expense and $40,514 of the discount was unamortized on the additional $50,000 loan. At March 31, 2006, the Company recognized a total of $21,130 as interest expense and $150,733 was unamortized on the total convertible loan payable of $200,000.
10. Subsequent Events
In April 2006, 130,000 options were granted to consultants, as defined, in accordance with the Company’s 2005 Non-Qualified Incentive Stock Option Plan, at exercise prices from $0.001 to $0.28 per share. The options vest immediately through October 1, 2006 and expire three years from the date of vest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Forward-looking statements
This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future global economic conditions, political conditions in China and elsewhere in Asia and the United States, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the section titled “Risk Factors” in our Annual Report on Form 10-KSB for the period ended December 31, 2005, incorporated by reference.
Business Overview
Asia Payment Systems, Inc. (sometimes referred to as “we,” “our,” “us,” or the “company”), formerly Asian Alliance Ventures, Inc., with its head office in Seattle, Washington, is developing credit card processing services for merchants in China and throughout Asia, as well as providing third party credit card processing services to financial institutions and oil/retail companies. Our Asian offices are in Hong Kong and Shenzhen, Peoples Republic of China.
Our mission is to be a provider of third-party processing services in Asia (particularly China) to bankcard-accepting merchants, issuers of bank credit cards, issuers of gas station retail cards, and to issuers of merchandise and grocery retail cards.
For a detailed discussion regarding the history, strategies and risks of our business, see Part I in the Annual Report on Form 10-KSB for the year ended December 31, 2005.
In the first quarter, 2006, we continued to operate our bankcard processing system and we are in negotiations with financial intuitions to launch our service in China.

We began the process of acquiring InterPay International Group Ltd. (“InterPay) and we signed a Strategic Alliance agreement with Global Uplink Communications Ltd. (“Uplink”), a Chinese company based in Guangdong Province.
Business Developments
At the beginning of the year we have refocused our merchant services business to target the big retailers. This is a strategic move and enables us to focus resources where the biggest returns are.
We have intentionally tailored our systems to provide functionality to suit the needs of the big multi-lane multi-outlet retail stores using LAN-based retail management systems. These retail management systems require a payment processor who supports their card processing model and they require tools and reporting features specifically for their operations (multi stores, multi lanes. multi operators, integration with their financial systems, XML payment message over TCP/IP, etc.). Each store’s networked cash registers route payment messages to a local server which in turn forwards the card transaction on to a processor over a secured line.
Multi-lane retail management systems are typically used by multi outlet retailers, especially international ones, such as DFS, Safeway, Carre Four, Wal-Mart, AS Watsons, Giant, etc. and many of these are looking to setup operations in China and across Asia if they have not already done so.
These retailers require payment processors in each country they operate in to accept networked payment transactions. This style of processing does not exit in places like China so the big retailers have to use antiquated dialup terminals provided by local banks running along side their expensive retail management system. Without Asia Pay, GP Net could not offer DFS this solution in Okinawa. These retailers will justifiably pay above market cost for their processing fees in order to increase efficiency and reap cost savings in finding a payment processor in each market that supports their processing and operational model. They have been unable to find payment providers with multi country services further complicating matters and increasing costs.
This represents a market niche for Asia Pay’s merchant services in Asia, even for seemingly saturated markets like Japan. We began discussions with GP Net in Japan late in the quarter to work together in targeting the big Western retailers in their market. We also began discussions with retail management systems’ vendors to work in partnership with them to enable their product Asia Pay ready out-of-the-box. Our intent is to offer the big retailers our services in multiple Asia countries and with our established presence in Singapore, Japan and China we are making progress towards that end.
The process of acquiring InterPay in this quarter – with their presence in Malaysia and across the region — goes to further our regional service offering to the big retailers. It also enables us to jumpstart the more lucrative issuing side of our business, a space where InterPay is already operating.
InterPay is the holding company for a group of companies offering payment and loyalty cards and mobile phone re-charge products and services. It has joint venture payment and loyalty cards companies in Malaysia which hold licenses from MasterCard and Visa and operate loyalty card programs which are accepted nationwide with over 1.5 million customers. In addition, InterPay offers management services, technical support, consultancy services and software systems in all aspects of payment and loyalty card operations across the region.
The strategic alliance formed between the two companies in December 2005 led to the establishment of a joint project team in the 1st quarter of 2006 charged with evaluating each company’s potential and to develop plans to most effectively capitalize on market opportunities. The result was a plan put into action in 2006 which recommended that the two companies would operate most effectively as one integrated organization.
KK Ng, the current President and CEO of InterPay, will become President and CEO of Asia Pay upon the closing of the definitive share exchange agreement and he anticipates leading an enlarged management team based on key personnel from both companies.
Mr. Ng has an extensive and successful track record in the card industry having been Country Manager, Malaysia and Brunei, for American Express where he was later promoted to Division Vice President, Asia Pacific. After American Express he built MBf Card’s business from scratch and led it to become the largest MasterCard issuer in the ASEAN Region. Following this he was a Director of Maestro International Inc, a subsidiary of MasterCard, before founding InterPay International Group. He received his university education in London, England
This alliance is already being proved effective. Asia Pay has not made satisfactory progress in China and Mr. Ng, working closely with Benny Lee, has been working to rectify this. Mr. Ng himself is of Chinese decent and has an extensive network of connections across China. Together Mr. Ng and Mr. Lee have orchestrated our alliance with Uplink in a key market of China, Guangdong province.
Uplink operates a growing, successful business in the customer relationship management (CRM) and related services sector with a client base which includes financial institutions and corporations in Guangdong province as well as other regions of China.
Such an alliance enhances our foothold in China and provides us access to Uplink’s customer base which includes the likes of China Construction Bank, Bank of China, Industrial and Commercial Bank of China, Agriculture Bank, China Telecom and China Mobile. With this alliance, Uplink and Asia Pay will cooperate in developing card programs, initially in Guangdong Province followed by other major Chinese markets.
To strengthen our board in terms of card industry expertise and our developments in China we appointed Ms. Rosaline Tam as a Director in March 2006. Ms. Tam has over 25 years experience in the financial services sector across Asia including senior management positions with MasterCard, Citibank and American Express.
As a result of the planned acquisition of InterPay and the subsequent consolidation of resources, the US Corporate Headquarters has reverted to the West Coast to the original setting in Seattle, Washington at the end of the quarter. With the closer proximity to the required resources and SE Asia marketplace the change will allow the company to more effectively execute the business plan.

Results of Operations
Revenue and Operating Expenses – Three Months Ended March 31, 2006
We have commenced generating nominal amount of revenue from our pilot project. Revenue for processing transactions for our DFS client in Okinawa totaled $10,827 for the three months ended March 31, 2006 as compared to $9,461 for the same period in 2005, with direct costs of revenues of $2,553 (2005 — $2,853) and gross profit of $8,274 (2005 — $6,608), a gross profit margin of 76% (2005 – 70%).
In June of 2005, we had an agreement with an online business company for credit card processing. The trial project was completed in the first quarter of 2006, fees received for processing transactions in the amount of $26,686 were treated as income and fees charged from processing transactions in the amount of $13,997 were treated as cost of services, with a gross profit of $12,689, a gross profit margin of 48%.
We incurred operating expenses of $1,111,744 for the three-month period ended March 31, 2006, as compared to $920,687 for the same period in 2005. The principal component of the $191,057 increase for the three months ended March 31, 2006 consists of the increase in stock-based compensation of $257,090, management fees of $66,140 and offset by the decrease of professional fees, research and development and general and administrative expenses of approximately $132,173.
Liquidity and Capital Reserve
At March 31, 2006, we had cash of $119,273. At December 31, 2005, we had cash of $110,566.
Net cash used in operating activities was $128,049 for the three-month period ended March 31, 2006, and $298,430 for the same period in 2005. The decrease in net cash used in operations reflects better cost control of operating expenses.
Net cash provided from financing activities was $139,816 for the three month period ended March 31, 2006, and $551,532 for the same period in 2005. Related party funded $89,816 of the financing activities and the balance of $50,000 was funded by the loan agreement signed in November 2005.
At March 31, 2006, total current liabilities exceeded total current assets by $707,979 compared to $540,879 at December 31, 2005. Shareholders, directors and related party advances comprise $236,982 of the current liabilities, compared to $158,866 at December 31, 2005. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. and loan payable of $70,000 (see Note 6 to the Financial Statements in Part II, Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2005.)
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first three months of 2006, the Company has a net loss of $1,119,504 and a negative cash flow from operations of $128,049. At March 31, 2006, the Company has a working capital deficit of $707,979 and an accumulated deficit of $7,641,642. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company’s existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
ITEM 1. LEGAL PROCEEDINGS – None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We completed the following unregistered sales of securities in the quarter ended March 31, 2006:
In January 2006, we issued 50,000 shares of common stock for a contract with an accredited investor to perform on-going strategic planning, public relations and marketing services. The shares were valued at $0.35 per share, the closing market price of our common stock on the date of the transaction, for a total value of $17,500.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None
ITEM 5. OTHER INFORMATION – None
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2006.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	/s/ Robert G. Clarke
Robert G.Clarke
Chief (Principal) Executive Officer

BY:	/s/ Edith Ho
Edith Ho
Chief (Principal) Financial Officer

EXHIBITS INDEX

Exhibits No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)