Form 10QSB
period 2006-06-30
ASIA PAYMENT SYSTEMS INC
filed 2006-08-21
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006

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

(206) 447-1379
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [   ] NO [X]

Number of shares of common stock, $0.001 par value, outstanding as of July 15, 2006 was 35,900,765.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

PART I.

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

ITEM 1. LEGAL PROCEEDINGS - None

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of August, 2006.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

BY:	BERNARD CHAN
Bernard Chan
Chief (Principal) Financial Officer