Form 10QSB/A
period 2006-06-30
ASIA PAYMENT SYSTEMS INC
filed 2006-08-22
CIK 1085113

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

Number of shares of common stock, $0.001 par value, outstanding as of July 15, 2006 was 35,900,765.

Transitional Small Business Disclosure Format (Check one): YES [   ] NO [X]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.........................................................................	1
ITEM 1. FINANCIAL STATEMENTS......................................................................	1
Condensed Consolidated Balance Sheets.................................................................	1
Condensed Consolidated Statements of Operations and Comprehensive loss (Unaudited).........	2 - 3
Condensed Consolidated Statements of Stockholders' Deficiency (Unaudited).....................	4 - 7
Condensed Consolidated Statements of Cash Flows (Unaudited)......................................	8 - 9
Notes to the Condensed Consolidated Financial Statements (Unaudited)............................	10 - 23
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......	24 - 29
ITEM 3. CONTROLS AND PROCEDURES...............................................................	30
PART II. OTHER INFORMATION..............................................................................	30
ITEM 1. LEGAL PROCEEDINGS...........................................................................	30
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......	30
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................................	30
ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................	30
ITEM 5. OTHER INFORMATION...........................................................................	30
ITEM 6. EXHIBITS.............................................................................................	31- 37

PART I. FINANCIAL INFORMATION

ITEM 1. FINACNIAL STATEMENTS

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets Current:
Cash	$78,484	$110,566
Accounts receivable	3,165	3,500
Other receivable	-	70,571
Prepaid expenses	2,664	15,108
Total Current Assets	84,313	199,745

Equipment, net	11,790	15,439
Prepaid deposits	5,608	9,674
Total Assets	$101,711	$224,858

Liabilities
Current:
Accounts payable	$259,942	$148,488
Accrued liabilities	318,048	190,060
Other payable	48,666	47,370
Unearned income	-	25,840
Due to related parties	328,791	158,866
Loan payable	140,000	170,000
Total Current Liabilities	1,095,447	740,624
Non-current:
Convertible loan payable, net of unamortized discount of
$129,603 (2005 - 126,863)	70,397	23,137
Total Liabilities	1,165,844	763,761

Stockholders' Deficiency
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
35,900,765 (2005 - 35,619,765) common shares	35,901	35,620
Additional paid-in capital	8,715,405	9,817,936
Deferred stock based compensation	(1,357,242)	(3,871,367)
Deficit accumulated during the development stage	(8,456,180)	(6,522,138)
Accumulated other comprehensive income (loss)	(2,017)	1,046
Total Stockholders' Deficiency	(1,064,133)	(538,903)
Total Liabilities and Stockholders' Deficiency	$101,711	$224,858

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Operations and
    Comprehensive Loss
(Unaudited)

	For The Six Months Ended June 30, 2006	For The Six Months Ended June 30, 2005	For The Period From October 2, 1998 (Inception ) Through June 30, 2006
Revenue	$47,518	$19,976	$91,467

Cost of goods and services	(19,452)	(5,844)	(32,979)

Gross profit	28,066	14,132	58,488

Operating expenses

General and administrative	1,880,740	1,697,106	7,592,559
Business development	-	-	60,000
Investment impairment	-	-	497,326
Research and development	-	51,077	83,331
Travel	20,463	86,080	292,637
Amortization and depreciation	3,645	4,151	22,420

Total operating expenses	(1,904,848)	(1,838,414)	(8,548,273)

Interest expense, net	(57,260)	-	(67,246)

Loss before extraordinary item	(1,934,042)	(1,824,282)	(8,557,031)

Extraordinary item	-	-	100,851

Net loss	(1,934,042)	(1,824,282)	(8,456,180)

Foreign currency translation loss	(3,063)	-	(2,017)

Comprehensive loss	$(1,937,105)	$(1,824,282)	$(8,458,197)

Weighted average number
of shares outstanding - basic and diluted	35,699,209	30,490,352
Net loss per share
- basic and diluted	$(0.05)	$(0.06)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Operations and
    Comprehensive Loss
(Unaudited)

	For The Three Months Ended June 30, 2006	For The Three Months Ended June 30, 2005
Revenue	$10,005	$10,515

Cost of goods and services	(2,902)	(2,991)

Gross profit	7,103	7,524

Operating expenses

General and administrative	787,911	830,655
Business development	-	-
Investment impairment	-	-
Research and development	-	21,077
Travel	3,437	64,298
Amortization and depreciation	1,755	1,697

Total operating expenses	(793,103)	(917,727)

Interest expense	(28,537)	-

Loss before extraordinary item	(814,537)	(910,203)

Extraordinary item	-	-

Net loss	(814,537)	(910,203)

Foreign currency translation loss	(3)	-

Comprehensive loss	$(814,540)	$(910,203)

Weighted average number
of shares outstanding - basic and diluted	35,776,381	31,490,352
Net loss per share
- basic and diluted	$(0.02)	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Stockholder's Deficiency
 For The Period From October 2, 1998 (Inception) Through June 30, 2006
(Unaudited)

						Deficit
				Deferred		Accumulated	Accumulated
	Common Shares		Additional	Stock		During the	Other
			Paid-In	Based		Development	Comprehensive
	Shares	Amounts	Capital	Compensation		Stage	Income (Loss)	Total
Common stock issued for cash at $0.002 per share	5,000,000	$5,000	$5,000	$-		$-	$-	$10,000
Net loss for the period from inception to December 31, 2000	-	-	-	-		(420,892)	-	(420,892)
Balance, December 31, 2000	5,000,000	5,000	5,000	-		(420,892)	-	(410,892)
Common stock issued in exchange for retirement of debt at $0.05 per share	4,400,000	4,400	215,600	-		-	-	220,000
Net loss for the year ended December 31, 2001	-	-	-	-		(224,444)	-	(224,444)
Balance, December 31, 2001	9,400,000	$9,400	$220,600	$-	$		$-	$(415,336)
Common stock issued in exchange for retirement of debt at $0.05 per share	7,185,320	7,185	352,081	-		-	-	359,266
Net loss for the year ended December 31, 2002	-	-	-	-		-	-	-
Balance, December 31, 2002	16,585,320	$16,585	$572,681	$-	$		$-	$(168,892)
Net loss for the year ended December 31, 2003	-	-	-	-		(213,105)	-	(213,105)
Balance, December 31, 2003	16,585,320	$16,585	$572,681	$-		$(971,263)	$-	$(381,997)
Common stock issued for Welway shares in February 2004	6,500,000	6,500	6,321	-		-	-	12,821

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Stockholder's Deficiency
 For The Period From October 2, 1998 (Inception) Through June 30, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Equity units issued for cash	3,180,861	$3,181	$573,501	$-	$-	$-	$576,682
Common stock issued in exchange for settlement of debt	1,322,220	$1,322	$197,113	$-	$-	$-	$198,435
Common stock issued for stock options exercised	1,536,980	1,537	24,699	-	-	-	26,236
Stock compensation expense	-	-	983,527	(285,744)	-	-	697,783
Net loss for the year ended December 31, 2004	-	-	-	-	(1,497,940)	-	(1,497,940)
Balance, December 31, 2004	29,125,381	$29,125	$2,357,842	$(285,744)	$(2,469,203)	$-	$(367,980)
Common stock issued for consulting services in January 2005	625,000	625	293,125	-	-	-	293,750
Common stock issued for cash in January 2005 at $0.40 per share	625,000	63	24,937	-	-	-	25,000
Common stock issued for consulting services in February 2005	500,000	500	534,500	-	-	-	535,000
Common stock issued for cash in February 2005 at $0.60 per share	50,334	50	30,150	-	-	-	30,200
Equity units issued for cash in February 2005 at $0.67 per unit	149,254	149	99,851	-	-	-	100,000

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Stockholder's Deficiency
 For The Period From October 2, 1998 (Inception) Through June 30, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Common stock issued for cash in March 2005 at $0.75 per share	113,332	113	84,887	-	-	-	85,000
Equity units issued for cash in March 2005 at $0.85 per unit	252,305	253	214,212	-	-	-	214,465
Equity units issued for cash in July and August 2005 at $0.95 per unit	1,088,159	1,088	899,287	-	-	-	900,375
Common stock issued in exchange for settlement of debt	312,500	313	99,687	(30,000)	-	-	70,000
Common stock issued for warrants exercised	216,000	216	89,784	-	-	-	90,000
Common stock issued for stock options exercised	3,125,000	3,125	394,275	-	-	-	397,400
Stock based compensation	-	-	4,573,090	(3,813,785)	-	-	759,305
Amortization of deferred stock based compensation	-	-	-	245,471	-	-	245,471
Beneficial conversion feature	-	-	135,000	-	-	-	135,000
Cancellation of warrants	-	-	(12,691)	12,691	-	-	-
Foreign currency gain	-	-	-	-	-	1,046	1,046

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Stockholder's Deficiency
 For The Period From October 2, 1998 (Inception) Through June 30, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Net loss for the year ended December 31, 2005	-	-	-	-	(4,052,935)	-	(4,052,935)
Balance December 31, 2005	35,619,765	$35,620	$9,817,936	$(3,871,367)	$(6,522,138)	$1,046	$(538,903)
Common stock issued for consulting services in January 2006	50,000	50	17,450	-	-	-	17,500
Common stock issued to settle debt from the exercise of stock options	81,000	81	24,219	-	-	-	24,300
Beneficial conversion feature	-	-	45,000	-	-	-	45,000
Stock based compensation	-	-	25,791	-	-	-	25,791
Amortization of deferred stock based compensation	-	-	-	1,299,284	-	-	1,299,284
Foreign currency loss	-	-	-	-	-	(3,063)	(3,063)
Common stock issued for stock options exercised	150,000	150	(150)	-	-	-	-
Reversal of deferred employee stock-based compensation under SFAS 123R	-	-	(1,214,841)	1,214,841	-	-	-
Net loss for the six months ended June 30, 2006	-	-	-	-	(1,934,042)	-	(1,934,042)
Balance, June 30, 2006	35,900,765	$35,901	$8,715,405	$(1,357,242)	$(8,456,180)	$(2,017)	$(1,064,133)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period From October 2, 1998 (Inception) Through June 30, 2006
Cash Flows From Operating Activities
Net loss	$(1,934,042)	$(1,824,282)	$(8,456,180)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	3,645	4,151	22,420
Acquisition expense	-	-	11,050
Stock-based compensation	1,432,162	1,027,488	4,112,384
Amortization of discount	42,260	-	50,397
Impairment of investment	-	-	497,326
Loss from disposal of asset	-	-	288
Gain on forgiveness of debt	-	-	100,851
Changes in operating assets and liabilities:
Accounts receivable	335	(15,937)	(3,165)
Other receivable	70,571	(662,211)	-
Prepaid deposits and prepaid expenses	16,510	(26,646)	(38,273)
Accounts payable	75,516	177,769	375,731
Accrued liabilities	62,724	(29,609)	103,871
Other payable	1,296	639,989	48,666
Unearned income	(25,840)	27,741	-
Net cash used in operating activities	(254,863)	(681,547)	(3,174,634)

Cash Flows From Investing Activities
Purchase of equipment	-	(5,426)	(33,538)
Disposal of equipment	-	-	253
Investment and advance to joint venture	-	-	(497,326)
Cash acquired in WelWay acquisition	-	-	330
Net cash used in investing activities	-	(5,426)	(530,281)

Cash Flows From Financing Activities
Due to related parties	205,844	104,848	886,426
Proceeds from exercise of warrants	-	-	90,000
Proceeds from exercise of stock options	-	168,532	207,268
Proceeds from loan payable	90,000	-	630,000
Repayment of loan	(70,000)		(70,000)
Common stock issued for debt	-	-	877,701
Common stock issued for cash, net	-	424,665	1,164,021
Net cash provided by financing activities	225,844	698,045	3,785,416

Net (decrease) increase in cash	(29,019)	11,072	80,501
Effect of exchange rate changes on cash	(3,063)	939	(2,017)
Cash, beginning of period	110,566	18,780	-
Cash, end of period	$78,484	$30,791	$78,484

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period From October 2, 1998 (Inception) Through June 30, 2006

Supplementary Cash Flow Information
Non-cash transaction Common stock and debt issued for WelWay acquisition	$-	$-	$12,491
Common stock option exercised for related party debt settlement	$11,700	$91,368	$228,068
Common stock option exercised for debt settlement	$12,600	$-	$12,600
Common stock issued for debt	$-	$-	$877,701

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
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

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first six months of 2006, the Company has a net loss of $1,934,042 and a negative cash flow from operations of $254,863. At June 30, 2006, the Company has a working capital deficiency of $1,011,134 and stockholders' deficiency of $1,064,133. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2006. The Company's stock trades on the NASDAQ OTC:BB market under the symbol APYM.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
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

  Asia Payment Systems Pte. Ltd., incorporated under the Company Ordinance of Singapore. The subsidiary was incorporated in August 2005 for nominal consideration to facilitate operations in Asia. The shares are held by one of the Company's directors in trust. Shares will be transferred to the Company in 2006.

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

Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

in the Company's Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

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

June 30, 2006                 December 31, 2005

Period end HKD : US$ exchange rate                                                   7.8                                       7.8
Average period HKD : US$ exchange rate                                            7.8                                       7.8
Period end CNY : US$ exchange rate                                                   8.05                                     8.05
Average period CNY : US$ exchange rate                                            8.1                                       8.1

Comprehensive Loss

Comprehensive loss is defined to include all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive loss is the foreign currency translation adjustment.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

Economic and Political Risks

The Company's operations are conducted in the People's Republic of China ("PRC"). Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

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

Financial Instruments

The Company has various financial instruments that include cash, accounts receivable, other receivable, accounts payable, other payable and accrued liabilities. It was not practicable to determine the fair value of the amounts due to related parties or the loans payable due to their uncertain repayment terms. The carrying values of all other financial instruments approximate their fair value due to their relatively short period to maturity.

Revenue Recognition

The Company completed its phase I system development of its pilot project for credit and debit card transaction processing and has started generating revenue from its pilot project in the first quarter of 2005. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

In addition, the Company also generates revenues through special and trial projects. Such revenue is recognized when service is performed and collectibility is reasonably assured. Unearned revenue represents service partially performed for special and trial projects.

Specifically, all of the revenue in the first six months of 2006 is pursuant to a signed contract and a special trial project. The Company receives a per transaction fee for each credit and debit card processing transaction. Revenue is then recognized as each processing transaction is completed.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

The Company has continued to develop prototype systems for testing by potential customers and plan to bill for a portion of the costs incurred. The Company will continue to record these cost recoveries as a credit to the respective expense in the statement of operations.

Stock Based Compensation

Prior to 2005, the Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

Starting 2005, the Company has elected to apply the fair value based method of accounting in accordance with Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), for stock based awards to both employees and non-employees.

Under the provisions of SFAS No. 123 as amended by SFAS No. 148, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS No. 123. Accordingly, results for prior years have not been restated.

During the six months ended June 30, 2006, the Company accrued stock-based compensation expense for consulting services in the amount of $89,587 for commitments made. See Note 5.

For the six months ended June 30, 2006, the Company expensed stock-based compensation of $1,432,162. At June 30, 2006, the unamortized balance of the fair value of stock options issued to employees is $1,750,811.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all prior period's outstanding and unvested awards.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

Six Months Ended June 30, 2005

Net loss - as reported	$(1,824,282)
Add: Stock-based compensation expense from stock options included in net loss - as reported	332,488
Deduct: Stock-based compensation expense from stock options determined under fair value method	(417,988)

Net loss - pro forma	$(1,909,782)

Net loss per share (basic and diluted) - as reported	$ (0.06)
Net loss per share (basic and diluted) - pro forma	$ (0.06)

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 11,229,325 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period's presentation.

3.     Related Party Transactions

The Company had the following transactions for the six months ended June 30, 2006 recorded at their exchange amount, with related parties:

Incurred $36,000 (2005 - $31,500) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $130,640 (2005 - $110,792) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders, were outstanding:

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

 June 30, 2006               December 31, 2005

Due to directors, shareholders
and companies owned by
directors and shareholders                                                     $ 328,791                        $ 158,866

For the six months ended June 30, 2006, $11,700 of the amount due to the related parties was settled in exchange of the issuance of 39,000 common shares for stock options exercised by related parties.

4.   Other Receivable and Other Payable

Other receivable and other payable represent a client trust accounts receivable and a client trust accounts payable. The client trust accounts receivable represents funds held by the merchant bank for the Company's clients. The client trust accounts payable represents funds to be paid to the Company's clients. The Company changed merchant banks in 2005. The former merchant bank was holding processed funds (other receivable) for a maximum of six months in case there are any charge backs that need to be processed against funds held. Once the amounts are cleared from the former merchant bank, the Company will then remit the monies (other payable) to its customers and recognize the related revenue. For the six months ended June 30, 2006, all of the funds were released to the Company, of which $48,666 will be remitted to customers.

5.   Capital Stock

On June 28, 2006 the Company agreed to terminate the consulting agreement with Sussex Avenue Partners, LLC. dated February 17, 2005 with the issuance of 650,000 restricted common shares with a market value on the agreement date of $149,500, rather than that specified in the agreement of 1,500,000 shares. The shares have not been issued but are accrued as of June 30, 2006. The Company previously accrued $148,913 relating to this as of March 31, 2006.

On June 7, 2006 the Company changed certain terms of the 1,367,528 warrants issued in previous private placement financings expiring October 28, 2006, as follows:

  The exercise price is reduced from $0.75 to $0.20

  The call price is reduced from $1.25 to $0.40

On May 17, 2006 the Company agreed to issue 200,000 restricted common shares for consulting services for one year with a market value based on the Company's closing stock price on the contract date, of $42,000. The shares have not been issued as of June 30, 2006. The Company expensed and accrued $5,250 for the three months ended June 30, 2006.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

On May 16, 2006 the Company agreed to issue 500,000 restricted common shares for consulting services for one year with a market value, based on the Company's closing stock price on the contract date, of $110,000. The shares have not been issued as of June 30, 2006. The Company expensed and accrued $13,750 for the three months ended June 30, 2006.

On April 15, 2006 the Company agreed to issue 350,000 restricted common shares for consulting services rendering through September 30, 2006 with a market value of the most recent closing price prior to the contract date of $98,000. The shares have not been issued as of June 30, 2006. The Company expensed and accrued $70,000 for the three months ended June 30, 2006.

During April and May, 2006, the Company issued 150,000 common shares at a price of $0.001 per share for total proceeds of $150 from the exercise of stock options.

In February 2006 the Company issued 81,000 common shares at an average price of $0.30 per share for total debt settlements of $24,300 from the exercise of stock options.

In January 2006 the Company issued 50,000 shares of common stock for a contract with an accredited investor to perform on-going strategic planning, public relations and marketing services. The shares were valued at $0.35 per share, the closing market price of the Company's common stock on the date of the transaction, for a total value of $17,500, which was all expensed in the three months ended March 31, 2006.

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

In December 2005, the Company issued 312,500 shares of common stock for the settlement of amounts due to consultant for the consultancy contract of $100,000, of which, $70,000 was expensed in 2005 and $30,000 was deferred. The shares were valued at $0.32 per share, which was the closing market price of the Company's common stock on the date of the settlement.

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

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

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

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

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

6.   Non-Qualified Incentive Stock Option Plan

In June 2005, the Company enacted a non-qualified incentive stock option plan (the "Plan") for the benefit of employees or other persons associated with the Company. In accordance with the Plan, the Company is authorized to grant stock options for the purchase of 5,000,000 shares of common stock.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

On May 22, 2006 the Company granted 2,500,000 stock options to its Chief Executive Officer, pursuant to 2005 non-qualified stock option plan, for services to be performed under a five year employment agreement. The options were granted at the exercise price at $0.25 per share, the closing market price of the Company's common stock on the date of grant, and vest 100,000 shares at the end of every quarter from the commencement date until the expiration of the agreement with a final vesting of 500,000 shares at the expiration of the agreement.

On April 11, 2006 the Company granted 100,000 stock options to employees and consultants, pursuant to 2005 non-qualified stock option plan, for services performed. The options were granted at the exercise price at $0.001 per share and vested immediately.

On April 11, 2006 the Company granted 30,000 stock options to employees and consultants, pursuant to 2005 non-qualified stock option plan, for services to be performed. The options were granted at the exercise price at $0.28 per share, the closing market price of the Company's common stock on the date of grant, and vest 15,000 on July 1, 2006 and 15,000 on October 1, 2006.

During the six months ended June 30, 2006, the Company granted 2,711,000 stock options to employees and consultants, pursuant to 2005 non-qualified stock option plan, for services. The options were granted at the exercise price at $0.001 to $0.30 per share.

The Company expensed $25,791 for the six months ended June 30, 2006. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.5% to 5%, expected volatility of 180%, an expected option life of 1 to 3 years and no expected dividends.

The weighted average fair value of options granted was $0.23 per share.

a)     A summary of the changes in the Company's common stock purchase options is presented below:

	Number	Weighted Average Exercise Price

Balance, December 31, 2005	4,928,000	$ 0.68
Granted to Directors, Officers
and Consultants	2,711,000	$ 0.23
Exercised	(231,000)	$ 0.11

Balance, June 30, 2006	7,408,000	$ 0.59

Additional information regarding options outstanding at June 30, 2006 is as follows:

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

	Outstanding			Exercisable
Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.20	343,000	0.92	$ 0.20	343,000	$ 0.20
$0.25	775,000	1.03	$ 0.25	535,000	$ 0.25
$0.30	490,000	3.46	$ 0.30	165,000	$ 0.30
$0.70	40,000	4.01	$ 0.70	15,000	$ 0.70
$0.85	2,750,000	3.33	$ 0.85	1,275,000	$ 0.85
$1.12	450,000	4.06	$ 1.12	187,500	$ 1.12
$2.24	30,000	1.65	$ 2.24	30,000	$ 2.24
	4,878,000	4.52	$ 0.67	2,550,500	$ 0.64

7.   Commitments

In June, 2006 the Company entered into a three year management agreement with its Chief Financial Officer commencing his duty from July 1, 2006 with stock option commitments for 250,000 options per year, exercisable at a rate of 62,500 options per quarter, with an exercise price of $0.23 per share.

In May 2006, the Company entered into a five year management agreement with its Chief Executive Officer with stock option commitments as described in Note 6.

8.   Convertible Debt

In January 2006, the Company borrowed an additional $50,000 under the convertible loan agreement signed in November 2005, increasing the total debt to $200,000. The Company recorded a discount of $45,000 on the convertible loan payable of $50,000, the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount to be amortized over the life of the loan as interest expense in accordance with Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. For the six months ended June 30, 2006, the Company recognized a total amortization of discount of $42,260 as interest expense and $129,603 was unamortized on the total convertible loan payable of $200,000.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

9.   Subsequent Events

Acquisition of InterPay

The Company expects to complete the acquisition of InterPay in the second half of this fiscal year, resulting from the Share Exchange Agreement entered previously. The 100% of the common stock of InterPay will be paid for with 3,500,000 Series A Voting Preferred shares of the Company, which is automatically convertible into 17,500,000 share of the Company's common stock, once the Company has expanded the authorized share capital. The technology to be acquired includes payment card administration system; prepaid reload administration system; loyalty card administration system; anti-money laundering monitoring system; anti-fraud monitoring system; and mobile (SMS) application systems for payment transaction processing, loyalty and auction. The Company's initial marketing and expansion efforts will be focused on Asia and the Middle East when the acquisition is closed.

Acquisition of Global Uplink

On July 12, 2006 the Company signed a Heads of Agreement to acquire both Global Uplink Communications Ltd. ("Global Uplink"), a Chinese company based in Guangzhou, China and Global Uplink (Hong Kong) Ltd. for their established loyalty program operations and related services in China and Hong Kong. The agreement is subject to due diligence procedures as well as finalizing documentation by both parties. The Company intends to acquire 100% of Global Uplink's business operations or 100% of the common stock of Global Uplink with 5,000,000 shares of the Company's common stock.

Consultancy services

On July 1, 2006 the Company signed a three year consultancy agreement for services to be rendered with a monthly consultancy fee of HK$55,000 (US$7,097) payable in either cash or common stock using the closing price of the Company's common stock on the last day of the month.

On July 21, 2006 the Company signed a one year consultancy agreement for services to be rendered from August 1 with a grant of 100,000 stock options at an exercise price of $0.13 per share with 25% vesting at the end of each quarter, commencing August 1, 2006.

Loan

On July 5, 2006 the Company accepted an offer of a callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lender will have the option to convert any money advanced or interest in arrears into Units priced at 75% of the previous day's closing price of the Company's common stock. Each Unit will consist of one restricted common share and one three year warrant priced at two times the price of the Unit.

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
 Notes to the Condensed Consolidated Financial Statements
 June 30, 2006
(Unaudited)

The Company was advanced $40,000 of the loan amount prior to June 30, 2006, and such amount is included in loan payable as of June 30, 2006.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Business Overview

Asia Payment Systems, Inc. (referred to as "we", "our", "us" or "the Company") has been providing payment transaction processing services in Asia for its first client, DFS Galleria, in Okinawa, Japan since early 2005. In order to expand its business beyond such activities in the payment and loyalty rewards industries in Asia, it has acquired Interpay International Group Ltd. in late may, 2006. Such acquisition has resulted in the Company having a new management team led by Mr. K K Ng, the founder of the Interpay International Group, adding new technology and know-how which the Company would otherwise take many more years and resources to develop on its own. The acquisition of Interpay International Group also resulted in the Company re-charting a new course of direction for the next 5 years and beyond. The new vision of the Company, as adopted by the Board of Directors is: "To become an internationally recognized profitable payments and loyalty rewards company in Asia with a substantial operation in China, providing quality payment processing services to major retailers and financial institutions as well as selling payments and loyalty rewards products to consumers."

Immediately after the establishment of the new vision, various initiatives and actions have been taken by the new management team in implementing a 3-prong strategy as discussed in the "Business Development" item below, to achieve the goal of rapidly growing revenue for the Company.

Business Developments

In the second quarter, 2006, we continued to operate our payment transaction processing service in Japan and with the acquisition of InterPay International Group Limited ("InterPay") which also resulted in the appointment of a new CEO for the company, Mr. KK Ng, we have began serious negotiations with financial intuitions in China to form banking relationships there. Asia Payment Systems has not made satisfactory progress in China and Mr. Ng has been working to rectify this. To do so, Mr. Ng is leveraging his extensive network of connections across China to this end. Mr. Ng is a seasoned international businessman of Chinese decent who is fluent in Mandarin and several Chinese dialects and has a depth of experience in conducting business in China and across Asia.

The agreement to acquire InterPay was finalized on May 19th which resulted in a binding agreement to acquire all of the shares of InterPay. This agreement follows completion of a due diligence process called for by an agreement in principle announced in February, 2006. Final documentation for this agreement is being completed but management changes and business development initiatives are being implemented.

The acquisition of InterPay results in the issue of 3,500,000 convertible preferred shares, which will be converted into 17,500,000 restricted common shares. InterPay nominees receive two seats on the Asia Payment Systems board and integration of the management teams, information systems and business operations has already commenced.

The expanded and strengthened organization that results from this acquisition has enabled Asia Payment Systems to accelerate key business initiatives in Asia as a whole, and to better pursue its objectives in China's rapidly expanding financial payments market. In particular, the InterPay acquisition permits Asia Payment Systems to more aggressively develop payment processing services and card programs. The company is already working on new payment businesses already planned by InterPay for Southeast Asia - to be deployed this year by Asia Payment Systems.

With the acquisition, Mr. KK Ng was appointed as its President and Chief Executive Officer on May 22nd. Mr. Ng was previously the CEO of InterPay International Group. Mr. Ng has also joined Asia Payment Systems' Board of Directors while Mr. Robert Clarke, former CEO, will continue as Chairman of the Board.

The appointment of Mr. Ng as CEO is a significant step to turning the company around and we are fortunate to have him at the helm. Mr. Ng is well-known in the payments industry in Asia, with over 28 years of experience in building, operating and turning around payment businesses. He has an extensive and successful track record in the card industry having been Country Manager, Malaysia and Brunei, for American Express where he was later promoted to Division Vice President, Asia Pacific. After American Express he built MBf Card's business from scratch and led it to become the largest MasterCard issuer in the ASEAN Region. Following this he was a Director of Maestro International Inc, a subsidiary of MasterCard, before founding InterPay International Group. He received his university education in London, England.

He is based at Asia Payment Systems' Malaysian and Hong Kong office, which offers ready access to the Chinese market and convenient management of operations in other key Asian markets.

Under Mr. Ng's leadership, Asia Payment Systems has immediately broadened its scope of activities in Asia and has developed an enhanced business strategy to facilitate growth and further ensure success for the Company.

The Company has restructured its growth strategy, with the focus now being on 3 distinct lines of payments business that comprise the payments and loyalty rewards industries. In addition, we have devised a 3-pronged strategy for long-term, corporate development. Asia Payment Systems has now effectively charted a course for rapid and continuing growth over the next five to ten years, and beyond.

To achieve success in China, as well as elsewhere in Asia, Asia Payment Systems intends to capitalize on its extensive knowledge of local business practices and customs, as well as its already established presence in several key regions, by developing an "Asia-wide" payments and cashless consumer purchasing infrastructure and system that will support numerous business opportunities that have recently surfaced in Asia.

Those market lines of business that the Company has identified as being the most synergistic to its established operations include:

1) The Payment Processing Services including both the processing of payment transactions, as well as card data processing services;

2) The Card Business, which involves the issuance of payment cards and loyalty reward cards. Payment cards include international credit and prepaid cards and other proprietary business- or industry-specific credit and prepaid cards;

3) The Prepaid Business, which involve the distribution and sales of third party prepaid products and services, like prepaid mobile phone and long distance discounted calls airtime, entertainment and transportation tickets and retail gift cards.

The 1st prong of our implementation strategy involves establishing a presence within the 3 distinct business lines of the payments and loyalty rewards industries listed above. The 2nd prong involves the Company rapidly expanding into China and other major emerging markets in Asia. We will accomplish this expansion through joint venture arrangements within each country, utilizing our expertise and proprietary systems as much as possible as our capital contribution to the partnership. For the 3rd prong we will continue to develop and expand on our technological support systems for the various businesses we are developing. This infrastructure expansion will be accomplished organically, as well as via strategic alliances with and/or the acquisition of existing payment and processing technology companies.

The demands that exist in Asia for payment services and loyalty rewards, particularly in China, are largely underserved by the current players in the markets. Asia Payment Systems has the technology and the know-how to meet these demands, and we fully expect the payments and loyalty rewards industries alone to exceed (USD) billions of dollars annually within the next few years.

With our planned operations in China and throughout Asia, the Company is now confident that it will soon be generating substantial recurring revenues, and eventually profits; an achievement that will award the shareholders with attractive and sustainable earnings per share.

During the quarter, developments were under way for a 3rd quarter launch this year of a Prepaid Business through a Joint Venture operation under the company name of "ETOP Malaysia." It is planned that ETOP Malaysia will be Asia Payment Systems' flagship operation in its Prepaid Business. ETOP Malaysia will serve as the template for similar ventures in China, as well as other major emerging markets throughout Asia, where the substantially larger market potential of these products can be exploited.

To strengthen our board in terms of regional expertise, Mr. Choo Jee Sam has been appointed to its Board of Directors, effective June 12, 2006. Mr. Choo joins the board as the second director to be nominated by InterPay as a result of its recent acquisition.

Mr. Choo is a seasoned Malaysian businessman, who speaks fluent English and Mandarin, and is currently a director of several private companies as well as a publicly listed company, Seni Jaya Corporation Bhd. in Malaysia Mr. Choo's career includes past senior management appointments with several international companies including Diner's Club and Bata Shoes. He also served in the 1990's as the Senior Vice President/General Manager of MBf Card Services, the largest MasterCard issuer in South East Asia at the time.

Mr. Choo replaces John Fraser who has resigned from the Board, effective June 12th , to create a vacancy. Mr. Fraser continues to be a significant shareholder of Asia Payment Systems.

As of June 15th, Mrs. Edith Ho stepped down as CFO and replaced by Mr. Bernard Chan, effective July 1, 2006.

Results of Operations

Three-month period ended June 30, 2006 compared to Three-month period ended June 30, 2005

Revenue and Operating Expenses

We have commenced generating nominal amount of revenue from our pilot project. Revenue for processing transactions for our DFS client in Okinawa totaled $10,005 for the three-month period ended June 30, 2006 as compared to $10,515 for the same corresponding period in 2005, a decrease of $510 or 5%. The corresponding cost of sales was $2,902 for the three-month period ended June 30, 2006 and $2,991 for the same corresponding period in 2005 Gross margin for the three-month period ended June 30, 2006 was approximately 71%, while gross margin for the same corresponding period in 2005 was approximately 72%, a decrease of approximately 1%.

We incurred total operating expenses of $793,103 for the three-month period ended June 30, 2006, as compared to $917,727 for the same corresponding period in 2005. The decrease of operating expenses in the amount of $124,624 (or 14%) was primarily contributed by the decrease in professional related expenses, travel related expenses and research and development expenses.

Financing expense for the three-month period ended June 30, 2006 was $28,537, as compared to none for the same corresponding period in 2005. This expense incurred primarily from a convertible loan in the amount of $200,000 with interest rate of 12% per annum. This loan is convertible at $0.30 per share and the conversion right will be expired in October 2007.

Net loss for the three-month period ended June 30, 2006 was $814,537, as compared to $910,203 for the same corresponding period in 2005, a decrease of $95,666 (or 11%). This decrease was mainly resulted from the decrease in professional and travel related expenses and an increase in interest expense for during the reporting period.

Six-month period ended June 30, 2006 compared to Six-month period ended June 30, 2005

Revenue and Operating Expenses

Revenue for processing transactions totaled $47,518 for the six-month period ended June 30, 2006 as compared to $19,976 for the same corresponding period in 2005, an increase of $27,542 or 138%. The increase was primarily resulted from the increase in one-time processing transactions during the reporting period in 2006. The corresponding cost of sales was $19,452 for the six-month period ended June 30, 2006 and $5,844 for the same corresponding period in 2005 Gross margin for the six-month period ended June 30, 2006 was 59%, while gross margin for the same corresponding period in 2005 was approximately 71%, a decrease of 12%.

We incurred total operating expenses of approximately $1,904,848 for the six-month period ended June 30, 2006, as compared to $1,838,414 for the same corresponding period in 2005. The increase of operating expenses in the net amount of $66,434 (or 4%) was primarily contributed by the increase in general and administrative expenses and a decrease in research and development and travel expenses.

Financing expense for the six-month period ended June 30, 2006 was $57,260, as compared to none for the same corresponding period in 2005. This expense incurred primarily from a convertible loan in the amount of $200,000 with interest rate of 12% per annum. This loan is convertible at $0.30 per share and the conversion right will be expired in October 2007.

Net loss for the six-month period ended June 30, 2006 was $1,934,042, as compared to $1,824,282 for the same corresponding period in 2005, an increase of $109,760 (or 6%). This increase was mainly resulted from the increase in general and administrative expenses and interest expense during the reporting period.

Liquidity and Capital Reserve

At June 30, 2006, we had cash of $78,484, as compared to the ending cash balance at of December 31, 2005 in the amount of $110,566, a decrease of $32,082 (or 29%).

Net cash used in operating activities was $254,863 for the six-month period ended June 30, 2006, and $681,547 for the same corresponding period in 2005. The decrease in net cash used in operations reflects better cost control of operating expenses.

Net cash provided from financing activities was $225,844 for the six month period ended June 30, 2006, and $698,045 for the same corresponding period in 2005. Related party funded $205,844 of the financing activities and of $50,000 was financed by the additional draw down of a convertible loan committed in November 2005 and $40,000 was funded from a loan advanced to the Company.

As of June 30, 2006, total current liabilities exceeded total current assets by $1,011,134 compared to $540,879 at December 31, 2005. Shareholders, directors and related party advances comprise $328,791 of the current liabilities, compared to $158,866 at December 31, 2005. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. and advances of $40,000 related to a loan obtained subsequent to June 30, 2006.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first six months of 2006, the Company has a net loss of $1,934,042 and a negative cash flow from operations of $254,863. As of June 30, 2006, the Company has a working capital deficit of $1,011,134 and an accumulated deficit of $8,456,180. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of August, 2006.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

BY:	BERNARD CHAN
Bernard Chan
Chief (Principal) Financial Officer