Form 10QSB/A
period 2006-06-30
ASIA PAYMENT SYSTEMS INC
filed 2006-08-29
CIK 1085113

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

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Stockholder's Deficiency
 For The Period From October 2, 1998 (Inception) Through June 30, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Common stock issued for cash at $0.002 per share	5,000,000	$5,000	$5,000	$-	$-	$-	$10,000
Net loss for the period from inception to December 31, 2000	-	-	-	-	(420,892)	-	(420,892)
Balance, December 31, 2000	5,000,000	5,000	5,000	-	(420,892)	-	(410,892)
Common stock issued in exchange for retirement of debt at $0.05 per share	4,400,000	4,400	215,600	-	-	-	220,000
Net loss for the year ended December 31, 2001	-	-	-	-	(224,444)	-	(224,444)
Balance, December 31, 2001	9,400,000	$9,400	$220,600	$-	$(645,336)	$-	$(415,336)
Common stock issued in exchange for retirement of debt at $0.05 per share	7,185,320	7,185	352,081	-	-	-	359,266
Net loss for the year ended December 31, 2002	-	-	-	-	(112,822)	-	(112,822)
Balance, December 31, 2002	16,585,320	$16,585	$572,681	$-	$(758,158)	$-	$(168,892)
Net loss for the year ended December 31, 2003	-	-	-	-	(213,105)	-	(213,105)
Balance, December 31, 2003	16,585,320	$16,585	$572,681	$-	$(971,263)	$-	$(381,997)
Common stock issued for Welway shares in February 2004	6,500,000	6,500	6,321	-	-	-	12,821

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

Asia Payment Systems Inc. and Subsidiaries
 (A Develpment Stage Company)
Condensed Consolidated Statements of Stockholder's Deficiency
 For The Period From October 2, 1998 (Inception) Through June 30, 2006
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Net loss for the year ended December 31, 2005	-	-	-	-	(4,052,935)	-	(4,052,935)
Balance December 31, 2005	36,182,265	$35,620	$9,817,936	$(3,871,367)	$(6,522,138)	$1,046	$(538,903)
Common stock issued for consulting services in January 2006	50,000	50	17,450	-	-	-	17,500
Common stock issued to settle debt from the exercise of stock options	81,000	81	24,219	-	-	-	24,300
Beneficial conversion feature	-	-	45,000	-	-	-	45,000
Stock based compensation	-	-	25,791	-	-	-	25,791
Amortization of deferred stock based compensation	-	-	-	1,299,284	-	-	1,299,284
Foreign currency loss	-	-	-	-	-	(3,063)	(3,063)
Common stock issued for stock options exercised	150,000	150	(150)	-	-	-	-
Reversal of deferred employee stock-based compensation under SFAS 123R	-	-	(1,214,841)	1,214,841	-	-	-
Net loss for the six months ended June 30, 2006	-	-	-	-	(1,934,042)	-	(1,934,042)
Balance, June 30, 2006	36,463,265	$35,901	$8,715,405	$(1,357,242)	$(8,456,180)	$(2,017)	$(1,064,133)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of August, 2006.

ASIA PAYMENT SYSTEMS INC.
(Registrant)

BY:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

BY:	BERNARD CHAN
Bernard Chan
Chief (Principal) Financial Officer