Form 10QSB
period 2006-09-30
ASIA PAYMENT SYSTEMS INC
filed 2006-11-17
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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

(206) 447-1379
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [] NO [X]

Number of shares of common stock, $0.001 par value, outstanding as of September 30, 2006 was 37,000,765.

Transitional Small Business Disclosure Format (Check one): YES [] NO [X]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operations and Comprehensive loss (Unaudited)	2	– 3
Condensed Consolidated Statements of Stockholders’ Deficiency (Unaudited)	4	– 8
Condensed Consolidated Statements of Cash Flows (Unaudited)	9	– 10
Notes to the Condensed Consolidated Financial Statements (Unaudited)	11	– 24
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	25	– 29
ITEM 3. CONTROLS AND PROCEDURES	30
PART II. OTHER INFORMATION	30
ITEM 1. LEGAL PROCEEDINGS	30
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5. OTHER INFORMATION	31
ITEM 6. EXHIBITS	32	– 38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current:
Cash	$398,535	$110,566
Accounts receivable	4,384	3,500
Other receivable	11,210	70,571
Prepaid expenses	2,664	15,108
Total Current Assets	416,793	199,745

Equipment, net	10,287	15,439
Deposits	5,608	9,674
Total Assets	$432,688	$224,858

Liabilities
Current:
Accounts payable	$323,645	$148,488
Accrued liabilities	89,711	190,060
Other payable	57,666	47,370
Unearned income	-	25,840
Due to related parties	456,120	158,866
Loan payable	540,000	170,000
Total Current Liabilities	1,467,142	740,624
Non-current:
Convertible loan payable, net of unamortized discount of
$104,451 (2005 – 126,863)	95,549	23,137
Total Liabilities	1,562,691	763,761

Commitments

Stockholders’ Deficiency
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
37,000,765 (2005 - 35,619,765) common shares	37,001	35,620
Additional paid-in capital	9,645,663	9,817,936
Deferred stock based compensation	(1,159,435)	(3,871,367)
Deficit accumulated during the development stage	(9,651,215)	(6,522,138)
Accumulated other comprehensive income (loss)	(2,017)	1,046
Total Stockholders’ Deficiency	(1,130,003)	(538,903)
Total Liabilities and Stockholders’ Deficiency	$432,688	$224,858
See accompanying notes to the condensed consolidated financial statements.

                     Asia Payment Systems Inc. and Subsidiaries
                                   (A Development Stage Company)
                     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

	For The	For The	For The Period From
	Nine Months	Nine Months	October 2, 1998
	Ended	Ended	(Inception ) Through
	September 30,	September 30,	September 30,
	2006	2005	2006

Revenue	$60,429	$32,984	$104,378
Cost of goods and services	(22,142)	(8,626)	(35,669)

Gross profit	38,287	24,358	68,709

Operating expenses
General and administrative	2,941,270	2,463,678	8,653,090
Business development	-	60,000	60,000
Investment impairment	-	-	497,326
Research and development	-	51,077	83,331
Travel	44,909	114,586	317,083
Amortization and depreciation	5,149	5,846	23,924

Total operating expenses	(2,991,328)	(2,695,187)	(9,634,754)
Interest expense, net	(176,036)	-	(186,021)
Loss before extraordinary item	(3,129,077)	(2,670,829)	(9,752,066)
Extraordinary item	-	-	100,851

Net loss	(3,129,077)	(2,670,829)	(9,651,215)
Foreign currency translation loss	(3,063)	-	(2,017)

Comprehensive loss	$(3,132,140)	$(2,670,829)	$(9,653,232)

Weighted average number
of shares outstanding – basic and diluted	36,188,397	32,614,265
Net loss per share
– basic and diluted	$(0.09)	$(0.08)

See accompanying notes to the condensed consolidated financial statements.

                     Asia Payment Systems Inc. and Subsidiaries
                                   (A Development Stage Company)
                     Condensed Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)

	For The	For The
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Revenue	$12,911	$13,008
Cost of goods and services	(2,690)	(2,782)

Gross profit	10,221	10,226

Operating expenses
General and administrative	1,060,530	766,572
Business development	-	60,000
Travel	24,446	28,506
Amortization and depreciation	1,504	1,695

Total operating expenses	(1,086,480)	(856,773)
Interest expense, net	(118,776)	-
Net loss	(1,195,035)	(846,547)
Foreign currency translation loss	-	-

Comprehensive loss	$(1,195,035)	$(846,547)

Weighted average number
of shares outstanding – basic and diluted	36,951,876	34,825,441
Net loss per share
– basic and diluted	$(0.03)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

                 Asia Payment Systems Inc. and Subsidiaries
                             (A Development Stage Company)
                 Condensed Consolidated Statements of Stockholders’ Deficiency
                             For The Period From October 2, 1998 (Inception) Through September 30, 2006
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
                   For The Period From October 2, 1998 (Inception) Through September 30, 2006
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
For The Period From October 2, 1998 (Inception) Through September 30, 2006
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

            Asia Payment Systems Inc. and Subsidiaries
                    (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders’ Deficiency
                    For The Period From October 2, 1998 (Inception) Through September 30, 2006
                    (Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Net loss
for the year ended
December 31, 2005	-	-	-	-	(4,052,935)	-	(4,052,935)
Balance
December 31, 2005	35,619,765	$35,620	$9,817,936	$(3,871,367)	$(6,522,138)	$1,046	$(538,903)
Common stock issued
for consulting
services in January
2006	50,000	50	17,450	-	-	-	17,500
Common stock issued
to settle debt from
the exercise of stock
options	81,000	81	24,219	-	-	-	24,300
Beneficial conversion
feature	-	-	133,374	-	-	-	133,374
Stock based
compensation	-	-	654,775	-	-	-	654,775
Amortization of
deferred stock based
compensation	-	-	-	1,497,091	-	-	1,497,091
Common stock issued
for stock options
exercised	150,000	150	(150)	-	-	-	-
Reversal of deferred
employee stock-
based compensation
under SFAS No.
123 R	-	-	(1,214,841)	1,214,841	-	-	-

See accompanying notes to the condensed consolidated financial statements.

               Asia Payment Systems Inc. and Subsidiaries
                         (A Development Stage Company)
               Condensed Consolidated Statements of Stockholders’ Deficiency
                         For The Period From October 2, 1998 (Inception) Through September 30, 2006
                         (Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Common stock issued
for consulting
services in July 2006	1,100,000	1,100	212,900	-	-	-	214,000
Foreign currency loss	-	-	-	-	-	(3,063)	(3,063)
Net loss for the nine
months ended
September 30, 2006	-	-	--	-	(3,129,077)	-	(3,129,077)
Balance,
September 30, 2006	37,000,765	$37,001	$9,645,663	$(1,159,435)	$(9,651,215)	$(2,017)	$(1,130,003)

See accompanying notes to the condensed consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
	Nine Months	Nine Months	October 2, 1998
	Ended	Ended	(Inception) Through
	September 30,	September 30,	September 30,
	2006	2005	2006
Cash Flows From Operating Activities
Net loss	$(3,129,077)	$(2,670,829)	$(9,651,215)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	5,149	5,846	23,924
Acquisition expense	-	-	11,050
Stock-based compensation	2,383,366	1,434,389	5,063,588
Amortization of discount	155,786	-	163,923
Impairment of investment	-	-	497,326
Loss from disposal of asset	-	-	288
Gain on forgiveness of debt	-	-	100,851
Changes in operating assets and liabilities:
Accounts receivable	(884)	(3,139)	(4,384)
Other receivable	59,364	(287,211)	(11,207)
Deposits and prepaid expenses	16,510	(38,691)	(38,273)
Accounts payable	187,757	71,529	487,972
Accrued liabilities	(100,349)	(29,609)	(59,202)
Other payable	10,296	264,989	57,666
Unearned income	(25,840)	27,741	-
Net cash used in operating activities	(437,922)	(1,224,985)	(3,357,693)
Cash Flows From Investing Activities
Purchase of equipment	-	(5,426)	(33,538)
Disposal of equipment	-	-	253
Investment and advance to joint venture	-	(497,326)	(497,326)
Cash acquired in WelWay acquisition	-	-	330
Net cash used in investing activities	-	(502,752)	(530,281)
Cash Flows From Financing Activities
Due to related parties	308,954	153,348	989,536
Proceeds from exercise of warrants	-	48,000	90,000
Proceeds from exercise of stock options	-	181,033	207,268
Proceeds from loan payable	490,000	-	1,030,000
Repayment of loan	(70,000)		(70,000)
Common stock issued for debt	-	-	877,701
Common stock issued for cash, net	-	1,355,040	1,164,021
Net cash provided by financing activities	728,954	1,737,421	4,288,526
Net increase in cash	291,032	9,684	400,552
Effect of exchange rate changes on cash	(3,063)	907	(2,017)
Cash, beginning of period	110,566	18,780	-
Cash, end of period	$398,535	$29,371	$398,535

See accompanying notes to the condensed consolidated financial statements

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	For the Period From
	Nine Months	Nine Months	October 2, 1998
	Ended	Ended	(Inception) Through
	September 30,	September 30,	September 30,
	2006	2005	2006

Supplementary Cash Flow Information
Non-cash transaction common stock and debt
issued for WelWay acquisition	$-	$91,712	$91,712
Stock option exercised for related party
debt settlement	$11,700	$-	$228,068
Stock option exercised for debt settlement	$12,600	$188,368	$200,968
Common stock issued for debt	$-	$-	$877,701

See accompanying notes to the condensed consolidated financial statements

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
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

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first nine months of 2006, the Company has a net loss of $3,129,077 and net cash used in operating activities of $437,922. At September 30, 2006, the Company has a working capital deficiency of $1,050,349 and stockholders' deficiency of $1,130,003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

Principals of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

*	Asia Payment Systems (HK) Ltd. (formerly Asian Alliance Ventures (HK) Ltd), incorporated under the Company Ordinance of Hong Kong. The subsidiary was incorporated for nominal consideration to facilitate operations in China.

*	Asia Payments, Inc., incorporated in Delaware for nominal consideration to facilitate operations in USA.

*	WelWay Development Limited, incorporated under the Company Ordinance of Hong Kong, acquired for the assets of the Payment Services business which is under development.

*	Asia Payment Systems Pte. Ltd., incorporated under the Company Ordinance of Singapore. The subsidiary was incorporated in August 2005 for nominal consideration to facilitate operations in Asia. The shares are held by one of the Company's directors in trust. Shares will be transferred to the Company in 2006.

*	Asia Payment System (China) Co., Ltd., incorporated under the Company Ordinance of China. The subsidiary was incorporated in November 2005 for registered capital of $200,000, of which, $100,000 was funded as of December 2005. The balance of $100,000 was funded in October 2006.

All material inter-company accounts and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. The interim condensed consolidated financial statements should be read in conjunction with that report.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
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

Period end HKD: US$ exchange rate	7.80	7.80
Average period HKD: US$ exchange rate	7.80	7.80
Period end CNY: US$ exchange rate	8.05	8.05
Average period CNY: US$ exchange rate	8.10	8.10

Comprehensive Loss

Comprehensive loss is defined to include all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive loss is the foreign currency translation adjustment.

Economic and Political Risks

The Company's operations are conducted in Asia. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Asia, particularly in Malaysia where majority of the company operations in now located resulting from the acquisition of InterPay International Group Limited and the merger of Cardtrend Systems Sdn Bhd, and by the general state of the Asian economy.

The Company's operations in Asia, particularly for those planned in the China, are subject to special considerations and significant risks not typically associated with companies in the

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Asia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

Revenue Recognition

The Company continues to provide credit and debit card processing services to its client in Okinawa, Japan which was started in the first quarter of 2005. The Company continues to recognize this revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

In addition, the Company also generates revenues through special and trial projects. Such revenue is recognized when service is performed and collectibility is reasonably assured. Unearned revenue represents service partially performed for special and trial projects.

Specifically, all of the revenue in the first nine months of 2006 is pursuant to a signed contract and a special trial project. The Company receives a per transaction fee for each credit and debit card processing transaction. Revenue is then recognized as each processing transaction is completed.

Stock Based Compensation

Prior to 2005, the Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

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

During the nine months ended September 30, 2006, the Company accrued stock-based compensation expense for consulting services in the amount of $5,500 for commitments made. See Note 7.

During the nine months ended September 30, 2006, the Company issued 1,150,000 common shares at the market value of $231,500 for consulting services, of which, $149,500 was previously accrued and expensed, $42,000 was expensed for the nine months ended September 30, 2006 and $40,000 was deferred. See Note 5.

For the nine months ended September 30, 2006, the Company expensed stock-based compensation from stock options to officers and employees in the amount of $1,038,751 and from stock options to consultants in the amount of $1,123,114, a total of $2,161,865. As of September 30, 2006, the unamortized balance of the fair value of stock options issued to employees is $2,397,901.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all prior period's outstanding and unvested awards.

Nine Months Ended
September 30, 2005
Net loss — as reported	$(2,670,829)
Add: Stock-based compensation expense from stock
options included in net loss — as reported	513,927
Deduct: Stock-based compensation expense from stock
options determined under fair value method	(599,427)
Net loss – pro forma	$(2,756,329)
Net loss per share (basic and diluted) - as reported	$(0.08)
Net loss per share (basic and diluted) - pro forma	$(0.08)

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 11,050,158 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

New Accounting Pronouncement

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, issued in September 2006 establishes a formal framework for measuring fair value under general accepted accounting principles. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provision of existing Financial Accounting Standards Board and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period's presentation.

3. Related Party Transactions

The Company had the following transactions for the nine months ended September 30, 2006 recorded at their exchange amount, with related parties:

Incurred $75,177 (2005 - $31,500) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

Incurred $190,872 (2005 - $110,792) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with shareholders and companies controlled by certain officers and/or shareholders, were outstanding:

	September 30, 2006	December 31,2005
Due to directors, shareholders
and companies owned by
directors and shareholders	$456,120	$158,866

For the nine months ended September 30, 2006, $11,700 of the amount due to the related parties was settled in exchange of the issuance of 39,000 common shares for stock options exercised by related parties.

4. Other Receivable and Other Payable

Other receivable and other payable represent a client trust accounts receivable and a client trust accounts payable. The client trust accounts receivable represents funds held by the merchant bank for the Company's clients. The client trust accounts payable represents funds to be paid to the Company's clients. The Company changed merchant banks in 2005. The former merchant bank was holding processed funds (other receivable) for a maximum of six months in case there are any charge backs that need to be processed against funds held. Once the amounts are cleared from the former merchant bank, the Company will then remit the monies (other payable) to its customers and recognize the related revenue. For the nine months ended September 30, 2006, all of the funds were released to the Company, of which $28,666 will be remitted to customers.

5. Capital Stock

In July 2006 the Company issued 250,000 common shares for $55,000 as part of its May 16, 2006 agreement for consulting services with a market valued based on the Company’s closing price on the contract date. See Note 7.

In July 2006 the Company issued 200,000 common shares for $42,000 pursuant to an agreement of May 17, 2006 for consulting services for one year with a market value based on the Company’s closing price on the contract date.

In July 2006 the Company issued 650,000 common shares with a market value on the agreement date of $117,000, pursuant to an agreement of June 28, 2006, whereby both parties agreed to terminate the previous consulting agreement dated February 17, 2005 which

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

specified the issuance of 1,500,000 shares with market value of $149,500. The difference of values in the amount of $32,500 between these two agreements was recorded as an adjustment of consulting expense.

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

In December 2005, the Company issued 312,500 shares of common stock for the settlement of amounts due to consultant for the consultancy contract of $100,000, of which, $70,000 was expensed in 2005 and $30,000 was expensed in the three months ended March 31, 2006. The shares were valued at $0.32 per share, which was the closing market price of the Company's common stock on the date of the settlement.

In July and August 2005, the Company issued 1,088,159 shares of common stock to 13 accredited investors at $0.95 per share and warrants to purchase 1,088,159 shares for net cash proceeds of $900,375. The warrants are exercisable until July and August, 2009, at an exercise price of $1.50 to $2.00 per share. Warrants to purchase 1,000,000 shares of common stock were issued to the placement agent. The warrants are exercisable until July and August 2010 at an exercise price of $0.7125 per share. As of September 30, 2006, no warrants have been exercised.

In March 2005 the Company issued 252,305 shares of common stock to 18 accredited investors at $0.85 per share and warrants to purchase 252,305 shares for net cash proceeds of $214,465. The warrants are exercisable until March 15, 2007, at an exercise price of $1.75 per share. As of September 30, 2006, no warrants have been exercised.

In March 2005 the Company issued 113,332 shares of common stock to four accredited investors at $0.75 per share for total cash proceeds of $85,000.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

In February 2005 the Company issued 149,254 shares of common stock to one accredited investor at $0.67 per share and warrants to purchase 150,000 shares for total cash proceeds of $100,000. The warrants are exercisable until March 10, 2008 at an exercise price of $1.20 per share. As of September 30, 2006, no warrants have been exercised.

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

In December 2004 the Company issued 1,813,333 restricted Equity Units for total cash proceeds of $272,000; each Unit at $0.15 per Unit consisting of one common share and one redeemable common share purchase warrant exercisable until January 24, 2007 at an exercise price of $0.30 per share. As of September 30, 2006, 216,000 warrants have been exercised with proceeds of $90,000.

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
September 30, 2006
(Unaudited)

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

6. Stock Option Plan

In 2004 and 2005, the Company enacted non-qualified incentive stock option plans (the "2004 Plan" and the “2005 Plan”, or the “Plans”) for the benefit of employees or other persons associated with the Company. In accordance with the Plans, the Company is authorized to grant stock options for the purchase of 10,000,000 shares of common stock. The Company has decided to enact another stock option plan in 2006 to accommodate stock options granted outside of the Plans.

During the nine months ended September 30, 2006, the Company granted a total of 11,511,000 stock options to directors, employees and consultants for services; 311,000 pursuant to 2005 non-qualified stock option plan, and 11,200,000 outside of the Plans. The options were granted at the exercise price at $0.001 to $0.30 per share.

The fair value of 10,620,250 stock options granted to executive directors and employees was estimated to be $1,719,873 for the life of the options, of which, $241,442 was expensed in the nine months ended September 30, 2006, the balance of $1,478,431 will be expensed over the term of the services.

The fair value of 890,750 stock options granted to consultants was estimated to be $117,738 over the term of services, of which, $38,051 was expensed in the nine months ended September 30, 2006 and $79,687 was deferred.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.5% to 5,5%, expected volatility of 180% to 300%, an expected option life of 1 to 8 years and no expected dividends. The weighted average fair value of options granted was $0.33 per share.

A summary of the changes in the Company's common stock purchase options is presented below:

		Weighted
		Average
		Exercise
	Number	Price
Balance, December 31, 2005	4,928,000	$0.68
Granted to Directors, Officers and
Consultants	11,511,000	$0.27
Exercised	(231,000)	$0.11
Balance, September 30, 2006	16,208,000	$0.33

Additional information regarding options outstanding at September 30, 2006 is as follows:

		Outstanding		Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
	Number of	Contractual	Exercise	of	Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$0.001	200,000	3.21	$0.001	--	$0.001
$0.13	5,350,000	6.69	$0.13	--	$0.13
$0.20	3,043,000	5.23	$0.20	493,000	$0.20
$0.23	750,000	5.76	$0.23	62,500	$0.23
$0.25	3,275,000	6.02	$0.25	645,000	$0.25
$0.28	30,000	3.53	$0.28	15,000	$0.28
$0.30	290,000	2.94	$0.30	290,000	$0.30
$0.70	40,000	3.76	$0.70	20,000	$0.70
$0.85	2,750,000	3.08	$0.85	1,900,000	$0.85
$1.12	450,000	3.81	$1.12	250,000	$1.12
$2.24	30,000	1.40	$2.24	30,000	$2.24
	16,208,000	5.41	$0.33	3,705,500	$0.63

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

7. Commitments

On September 28, 2006, the Company, Cardtrend Systems Sdn Bhd (Cardtrend), a Malaysia based company, Low Kok Keng, Ng Chee Keong, Chai Hoong Yoon and Chong Shian Chang, shareholders of Cardtrend, entered into a share exchange agreement (“SEA 2”) pursuant to which the Company will acquire from the above-named persons their entire shareholdings in Cardtrend in exchange for the issuance by the Company of an aggregate of 2.5 million preferred shares of the Company. The preferred shares will be automatically and fully converted into common shares of the Company on a 10 for 1 basis upon shareholders’ approval of an increase of the Company’s authorized number of common shares to 200 million. As of September 30, 2006, this transaction had not closed. See Note 9.

On September 1, 2006 the Company amended its April 15, 2006 agreement for consulting services to a one year contract of services commencing September 1, 2006 with the proposed issuance of 550,000 restricted common shares of the Company with a market value, based upon the Company’s closing stock price on the contract date, of $66,000, instead of 450,000 shares, at the most recent closing price prior to the contract date, of $98,000 for services rendering from the contract date through to September 30, 2006. A prior period accrual and expense of $70,000 was reduced to $5,500. The said shares have not been issued as at September 30, 2006.

In August 2006, the Company has agreed with the lender of the $200,000 convertible loan under the agreement signed in November 2005, to convert the full amount of the said loan and accrued interests up to August 31, 2006 to a total of 1,448,985 restricted common shares of the company at $0.15 per share with a three-year warrant for each common share priced at $0.30 per share. The said shares will be issued in November 2006. See Note 8.

In August 2006, the Company has received the notice dated August 25, 2006 from the lender and has agreed with the lender subsequently, to convert on October 1, 2006 the full amount of the $50,000 loan and accrued interests from July 1, 2006 to September 30, 2006, inclusive, to a total of 645,644 restricted common shares of the Company with a three-year warrant for each share at an exercise price of $0.159 per share. The said shares will be issued in November 2006. See Note 8.

In June 2006 the Company entered into a three-year agreement with a consulting company in Hong Kong for the provision of consulting services in business development in China and financial related consulting services commencing from July 1, 2006 with a fee of HK$55,000 per month. The said contract may be terminable by either party with one month’s prior notice after the expiration of the first year of the agreement.

On June 7, 2006 the Company changed certain terms of the 1,367,528 warrants issued in previous private placement financings expiring October 28, 2006, as follows:

* The exercise price is reduced from $0.75 to $0.20

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

On May 22, 2006, the Company, Interpay International Group Ltd. (“Interpay”), a BVI incorporated company, Ng King Kau (“KK Ng”), the sole shareholder of Interpay, and several individuals who have advanced money (“Loans”) to Interpay (“Interpay Investors”) entered into a share exchange agreement (“SEA 1”) pursuant to which the Company will acquire from KK Ng his entire shareholdings in Interpay and from the Interpay Investors their entire Loans to Interpay, in exchange for the issuance by the Company of an aggregate of 3.5 million preferred shares of the Company. The preferred shares will be automatically and fully convertible to common shares of the Company on a 5 for 1 basis upon shareholders’ approval of an increase of the Company’s authorized number of common shares to 200 million. As of September 30, 2006, this transaction has not closed yet.

On May 16, 2006 the Company agreed to issue 500,000 restricted common shares for consulting services for one year with a market value, based on the Company's closing stock price on the contract date, of $110,000. As at September 30, 2006, 250,000 shares were issued. See Note 5.

8. Convertible Debt

In January 2006, the Company borrowed an additional $50,000 under the convertible loan agreement signed in November 2005, increasing the total debt to $200,000. The Company recorded a discount of $45,000 on the convertible loan payable of $50,000, which is the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount to be amortized over the life of the loan as interest expense in accordance with Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. For the nine months ended September 30, 2006, the Company recognized a total amortization of discount of $72,412 as interest expense and $104,451 was unamortized on the total convertible loan payable of $200,000. See Note 7.

On July 5, 2006 the Company accepted an offer of a callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lender will have the option to convert any money advanced and/or interest in arrears into Units priced at 75% of the average closing price of the preceding 5 days of the Company's common stock. Each Unit will consist of one restricted common share and one three-year warrant priced at two times the price of the Unit. See Notes 7 and 9. The Company recorded an intrinsic value of the beneficial conversion feature in the amount of $15,040, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was fully expensed for the nine months ended September 30, 2006.

In September 2006 the Company accepted 6 offers of callable, on-demand convertible loans totaled $390,000, all bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.10 within

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

30 days from the date of the agreement and thereafter at the average closing price of the preceding 5 days of the Company’s common stock. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. See Note 9. The Company recorded an intrinsic value of the beneficial conversion feature in the amount of $73,333, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was fully expensed for the nine months ended September 30, 2006.

9. Subsequent Events

On October 31, the Share Exchange Agreement entered into between the Company, Cardtrend Systems Sdn. Bhd. (“Cardtrend”), and Low Kok Keng , Chai Hoong Yoon, Chong Shian and Ng Chee Keong (“Cardtrend Shareholders”) has been closed following the satisfaction by all parties of all the conditions precedent as set forth in the said Agreement. The Company has issued 2.5 million preferred shares and delivered 1.5 million of it to the Cardtrend Shareholders and withhold 1.0 million of such shares, of which 0.5 million will be delivered to the Cardtrend Shareholders upon Cardtrend achieving $150,000 of sales revenue from November 1, 2006, and another 0.5 million will be delivered to the Cardtrend Shareholders upon Cardtrend achieving an additional $150,000 of sales revenue. As a result of the above, Cardtrend has become a wholly-owned subsidiary of the Company with effect from November 1, 2006.

In October 2006, all the lenders for the $440,000 convertible loans under the agreements in September 2006 have given notices to convert all the said loans and accrued interests up to the respective dates of the notices to restricted common shares at $0.10 per share with a three-year warrant for each share at an exercise price of $0.20 per share. The shares will be issued in November 2006.

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

Business Overview

Asia Payment Systems, Inc. (“Asia Payments”) continued to provide third party processing services to its client in Okinawa, Japan. With the merger with Cardtrend Systems Sdn. Bhd., an IT company incorporated in Malaysia, it will, from the forth quarter onwards, expand its sources of business operations revenue from Japan to now include Malaysia, Thailand, Brunei, Indonesia and New Zealand . Asia Payments’ offices are now located in Seattle (USA Office), Hong Kong (Principal Office & Cards Business Unit), Shanghai (China Operations), Malaysia ( Processing Business Unit and Technology Centre and Financial Administration Centre), Asia Payments’ 7-member Board has four individuals who possess in-depth knowledge and wide experiences in the payments industries through their careers in various senior positions in some international payments companies( like American Express and MasterCard )and/or credit card issuing bank/companies (like Citibank and other MasterCard/Visa licensees, and Diners’ Club’s franchisees),in Asia Pacific region.

Business Developments

In the third quarter, 2006, we have taken a few initiatives as follows:

Firstly, we have immediately installed almost an entire new management team, which comprises KK Ng (President & CEO), Bernard Chan (EVP-CFO), KK Low ( EVP-CTO & Head Of Processing Business Unit), Charlie Rodriguez ( Secretary Treasurer), TK Sien (SVP-Head Of Cards Business Unit), KY Loke (SVP-Head Of Prepaid Business Unit), Thomas Wong (SVP-Accounting & Finance), Ronnie Lim (SVP-Systems Support), ST Quah (SVP-Operation & Technical Support), Mark Tan (SVP-Business Development), and Paul Manning (VP-Corporate Administration).

Secondly, in order to rapidly grow the revenue of the processing sevices, as well as to shorten the time frame to set-up a technology centre to further enhance our system capabilities to support the growth of our processing business, we have decided to merge with Cardtrend Systems Sdn. Bhd. (“Cardtrend”), a Malaysia based company which provides payments and loyalty-rewards cards processing solutions to financial institutions and multinational corporations in the Asia Pacific region. A binding share exchange agreement was signed on September 28, 2006 between the Company and the shareholders of Cardtrend, whereby the Company will issue 25 million shares in exchange for 100% of the shares in Cardtrend. We have immediately appointed its founders to several senior positions of the Company, with KK Low being appointed as EVP-CTO and Head Of Processing Business Unit, as well as a Director, of the Company. Cardtrend has recurring income from the maintenance services pursuant to the licenses granted to its clients (which include Shell Asia Region, iNet of Thailand, Petron of Philippines, and Islamic Bank of Brunei) to use its Cards Management Systems to process their credit cards and loyalty-rewards cards. It is shifting its business model in line with Asia Payments’ whereby it will earn its income based on sharing of its clients’ revenues for the use of, or on the number of transactions and/or cards processed through, its cards systems via an in-sourced or out-sourced arrangement. Cardtrend’s revenue will be consolidated by the Company from the fourth quarter onwards as the share exchanged agreement was closed on October 31, 2006 (See Note 9 of Part 1 Item I).

Thirdly, we have signed a Heads of Agreement with the shareholders of Global Uplink Communications Co. Ltd., a company base in Guangzhou, China, providing business processes outsourcing (“BPO”) and customer relation management services (“CRM”) services to financial institutions and multi-national corporations in China, to acquire the businesses and/or the entire shareholdings of the Global Uplink shareholders.

Fourthly, we have carried out negotiations with two companies in Malaysia for possible acquisitions but the results of such acquisitions were hindered by certain regulatory restrictions and financial related issues. Such negotiations will continue through the good part of the fourth quarter of 2006.

The demands for payments and loyalty rewards related products and services by both the consumers and corporations still remain strong and growing in Asia, particularly in China. The Company is now energized by the new management team, the new vision, the new strategies, the merger with Cardtrend, the pending acquisitions of Interpay International Group Ltd. and Global Uplink. Therefore, the Company is of the view that the outlook of Asia Payment Systems, Inc. is positive. The Company is confident that it will begin to generate recurring revenue from the fourth quarter onwards

Results of Operations

Three-Month Period Ended September 30, 2006 Compared To Three-Month Period Ended September 30, 2005

Revenue and Operating Expenses

We have commenced generating nominal amount of revenue from our pilot project. Revenue for processing transactions for our DFS client in Okinawa totaled $12,911 for the three-month period ended September 30, 2006 as compared to $13,008 for the same corresponding period in 2005, a decrease of $97 or 0.7% . The corresponding cost of sales was $2,690 for the three-month period ended September 30, 2006 and $2,782 for the same corresponding period in 2005. Gross margin for the three-month period ended September 30, 2006 was approximately 79%, while gross margin for the same corresponding period in 2005 was approximately the same at 79%.

We incurred total operating expenses of $1,086,480 for the three-month period ended September 30, 2006, as compared to $856,773 for the same corresponding period in 2005. The increase of operating expenses in the amount of $229,707 (or 27%) was primarily contributed by the increase in stock based compensation for professional services provided by outside consultants and employees.

Financing expense for the three-month period ended September 30, 2006 was $118,776, as compared to none for the same corresponding period in 2005. This expense incurred resulting mainly from a convertible loan in the amount of $200,000 with an interest rate of 12% per annum, and another convertible loan obtained on July 1, 2006 in the amount of $50,000 with an interest rate of 10% per annum. This $200,000 loan is convertible at $0.30 per share and the conversion right will be expired in October 2007, while the $50,000 loan is convertible on or before June30, 2007 at 75% of the average closing price of our stock for 5 days preceding the day of conversion and with a 3-year warrant attached for each common share issued at an exercise price of twice the price of the conversion price. Towards the end of September 2006, the Company has obtained 5 more new loans totaling $390,000, all at an interest rate of 10% per annum. Each of the said new loans is convertible at $0.10 within 30 days from the date of the loan agreement or at the average closing price of our stock for 5 days preceding the day of conversion if it is converted after 30 days from the date of the loan agreement but before the expiration of about 12 months from the date of the loan agreement. Interests for the few days in September for these new loans have not been accrued as the amount is negligible, but it shall be accounted for in October 2006. The intrinsic values of all the above loans have been expensed in this reporting period.

Net loss for the three-month period ended September 30, 2006 was $1,195,035, as compared to $846,547 for the same corresponding period in 2005, an increase of $348,488 (or 41%). This increase was mainly results from the increase in operating expenses and interest expenses during the reporting period.

Nine-Month Period Ended September 30, 2006 Compared To Nine-Month Period Ended September 30, 2005

Revenue and Operating Expenses

Revenue for processing transactions totaled $60,249 for the nine-month period ended September 30, 2006 as compared to $32,984 for the same corresponding period in 2005, an increase of $27,265 or 83%. The increase was primarily resulted from the increase in onetime processing transactions during the reporting period in 2006. The corresponding cost of sales was $22,142 for the nine-month period ended September 30, 2006 and $8,626 for the same corresponding period in 2005. Gross margin for the nine-month period ended September 30, 2006 was 63%, while gross margin for the same corresponding period in 2005 was approximately 74%, a decrease of 11%.

We incurred total operating expenses of approximately $2,991,328 for the nine-month period ended September 30, 2006, as compared to $2,695,187 for the same corresponding period in 2005. The increase of operating expenses in the amount of $296,141 (or 11%) was primarily contributed by the increase in operating expenses particularly the stock based compensation for professional services and employees, as well as interest expenses.

Financing expense for the nine-month period ended September 30, 2006 was $176,036, as compared to none for the same corresponding period in 2005. This expense incurred resulting from several convertible loans in the amount of $640,000 as discussed above.

Net loss for the nine-month period ended September 30, 2006 was $3,129,077, as compared to $2,670,829 for the same corresponding period in 2005, an increase of $ 458,248 (or 17%). This increase was mainly resulted from the increase in operating expenses particular the stock based compensation for professional services and interest expenses during the reporting period.

New Accounting Pronouncement

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, issued in September 2006 establishes a formal framework for measuring fair value under general accepted accounting principles. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provision of existing Financial Accounting Standards Board and American Institute of Certified Public Accountants (“AICPA”) pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

Liquidity and Capital Reserve

At September 30, 2006, we had cash of $398,535, as compared to the ending cash balance at of December 31, 2005 in the amount of $110,566, an increase of $287,969 (or 260%).

Net cash used in operating activities was $437,922 for the nine-month period ended September 30, 2006, compared to $1,224,895 for the same corresponding period in 2005. The decrease in net cash used in operations reflects the increase in stock based compensation for services rendered by consultants.

Net cash provided by financing activities was $728,954 for the nine-month period ended September 30, 2006, compared to $1,737,421 for the same corresponding period in 2005. Related party funded $308,954 of the financing activities and of $50,000 was financed by the additional draw down of a convertible loan committed in November 2005 and other convertible loans totaling $180,000 (the amount received as at September 30, 2006, out of the total of $390,000 loans obtained in late September 2006).

As of September 30, 2006, total current liabilities exceeded total current assets by $1,050,349 compared to $540,879 at December 31, 2005. Shareholders, directors and related party advances comprise $456,120 of the current liabilities, compared to $158,866 at December 31, 2005. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $50,000 related to a loan obtained early July 2006, and the loans of totaling US$ 180,000 (the amount received as at September 30, 2006, out of the total of $390,000 loans obtained in late September 2006).

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first nine months of 2006, the Company has a net loss of $3,129,077 and a negative cash flow from operations of $437,922. As of September 30, 2006, the Company has a working capital deficit of $1,050,349 and an accumulated deficit of $9,651,215. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although we have funded and will continue to fund the acquisitions and mergers by the issuance of the Company’s common shares, we require additional cash to meet on-going operating expenses. To date, our primary source of funds has been equity investments and shareholder and director advances, and this trend is expected to continue over the next quarter. We do not currently have any agreements with investors or our shareholders or directors for future equity investment. We expect to raise such additional capital through additional private financings, as well as borrowings and other resources. We may also raise additional funds in a public offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in further dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish. Since much of the information contained in this report herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed the following unregistered sales of securities in the quarter ended September 30, 2006:

In July 2006 the Company issued 250,000 common shares for $55,000 as part of its May 16, 2006 agreement for consulting services with a market valued based on the Company’s closing price on the contract date.

In July 2006 the Company issued 200,000 common shares for $42,000 pursuant to an agreement of May 17, 2006 for consulting services for one year with a market value based on the Company’s closing price on the contract date.

In July 2006 the Company issued 650,000 common shares with a market value on the agreement date of $117,000, pursuant to an agreement of June 28, 2006 with Sussex Avenue Partners, LLC., whereby both parties agreed to terminate the previous consulting agreement dated February 17, 2005 which specified the issuance of 1,500,000 shares with market value of $149,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5. OTHER INFORMATION – None

ITEM 6. EXHIBITS

Exhibits Document Description

10.1	Share Exchange Agreement between Asia Payment Systems, Inc. and CardTrend Systems SDN. BHD.

10.2	Employment Contract between Asia Payment Systems, Inc. and Low Kok Keng

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of November, 2006.

ASIA PAYMENT SYSTEMS INC. (Registrant)

BY:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

BY:	BERNARD CHAN
Bernard Chan
Chief (Principal) Financial Officer