Form 10KSB
period 2006-12-31
ASIA PAYMENT SYSTEMS INC
filed 2007-05-21
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended - December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 000-30013

ASIA PAYMENT SYSTEMS, INC.
(Name of small business issuer in its charter)

Nevada	98-0204780
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

800 5th Avenue, Suite 4100, Seattle, WA	98104
(Address of small business issuer’s executive)	(Zip Code)

Issuer’s Telephone Number: (206) 447-1379

Securities registered pursuant to Section 12(b) of the Act: Title of each class None Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 Title of each class	Name of each exchange on which registered None Preferred stock, par value $0.001 Title of each class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes[  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    [  ]           Accelerated filer    [  ]           Non-accelerated filer    [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.) [  ] Yes[ x ] No

State issuer’s revenues for its most recent fiscal year. $444,163

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2007 was approximately $2,811,202.

As of March 30, 2007, there were 49,957,836 shares of the issuer’s $.001 par value common stock issued and outstanding. As of March 30, 2007 there were 6,000,000 shares of the issuer’s $.001 par value preferred stock issued and outstanding.

Documents incorporated by reference. None.

Table of Contents

PART I
ITEM 1. DESCRIPTION OF BUSINESS	5
History	5
Strategy	6
Products and Services	6
New Developments	8
Ongoing Developments	9
Other Developments	11
The Market and Competition	12
Employees	14
Our Facilities	14
Risk Factors	14
ITEM 2. DESCRIPTION OF PROPERTY	19
ITEM 3. LEGAL PROCEEDINGS	19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	19
Dividends	20
Unregistered sales of securities	20
ITEM 6. MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION, PLAN
AND RESULTS 0F OPERATIONS	21
Forward-Looking Statements	21
Business Review	22
Management Initiatives and Plans	25
Company’s Outlook	26
Results of Operations	26
Liquidity and Capital Reserve	30
Financial Condition	30
Contractual Obligations	32
ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 7. FINANCIAL STATEMENTS	34
Consolidated Financial Statements	35
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCE DISCLOSURE	58
ITEM 8A. CONTROLS AND PROCEDURES	58
ITEM 8B. OTHER INFORMATION	58

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	58
Executive Officers and Directors	58
Audit Committee and Charter	60
Audit Committee Financial Expert	61
Compliance with Section 16(a) of the Exchange Act.	61
Code of Ethics	61

ITEM 10. EXECUTIVE COMPENSATION	62
Compensation of Officers	62
Executive Compensation Agreements	64
Outstanding Equity Awards at Fiscal Year End for Named Executives	65
Retirement, Resignation and Termination Plans	66
Directors’ Compensation	66
Options Granted in Last Fiscal Year (Individual Grants)	67
Indemnification	67
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS	68
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	69
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES	70
ITEM 14 EXHIBITS	71
Employment Contracts and Consulting Services Agreements (Exhibits 10.1 – 10.8)
Business Alliance Agreement and Sale and Purchase Agreements (Exhibits 11.1 – 11.4)
List of Subsidiaries and Associated Companies (Exhibit 21.1)
Certification of Principal Executive Officer Pursuant to Rule 13a-15 (Exhibit 31.1)
Certification of Principal Financial Officer Pursuant to Rule 13a-15 (Exhibit 31.2)
Certification Pursuant to 18 U.S.C. Section 1350 (Exhibit 32.1)
Certification Pursuant to 18 U.S.C. Section 1350 (Exhibit 32.2)

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

ITEM 1. DESCRIPTION OF BUSINESS

History

     Asia Payment Systems, Inc. (“Asia Payments”), formerly Asian Alliance Ventures, Inc., was incorporated in the State of Nevada on October 2, 1998, and maintained its principal executive office at 800 5 th Avenue, Suite 4100, Seattle, WA 98104.

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

     In August 2003, we terminated the joint venture with Shandong Industrial and sought to acquire a new business. We acquired WelWay Development Limited, a corporation organized under the laws of Hong Kong SAR, China, in consideration of 6,500,000 restricted shares of our common stock. WelWay was developing a business to provide credit card clearing services for merchants in China and throughout Asia, as well as providing third party credit card clearing services to financial institutions and oil companies in China.

     In November 2003, we changed our name to Asia Payment Systems, Inc. In February 2004, we completed the acquisition of WelWay. The management and assets of WelWay were transferred to us, and we ceased to use the name WelWay Development. Subsequently, our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “APYM.OB” in March 2004.

     In the second and third quarters 2004, we were developing our credit card transaction processing systems (“APAYcard”) integrating with Triversity retail POS system. In December 2004, we commenced providing our third party credit card transaction processing services to a duty free retailer in Okinawa, Japan, DFS Okinawa KK, using ApayCard system, generating our maiden revenue. This marked the beginning of our business in the payments industry in Asia.

Strategy

     In the fall of 2005, we made a significant change in our business strategy: instead of utilizing all the resources in developing the business of providing credit card transaction processing service, (both card-presence and card-not-presence for retail and e-commerce merchants, respectively, mainly in Japan and China), we shall also provide business processes out-sourcing services and data processing services for medium- and small-size operators of payments and loyalty-rewards cards throughout Asia while continuing a primary focus on China, and expand our scope of business to include the issuance and sale of payments and loyalty-rewards cards to Asian consumers at large. We believe that such change of the business strategy will increase our revenue streams as well as generate immediate revenue. In addition, we have made another significant strategic shift in building our payments business: instead of growing the business with heavy investments in R&D and a substantial amount of development funds (which we were trying to raise through various means), we will grow by forming strategic alliances with and/or merging with and/or acquiring existing payments business related companies in Asia through share exchanges.

     In early 2006, we began to identify targets for strategic alliance, merger and acquisition. This resulted in the acquisition of Interpay International Group Ltd. in May 2006, the merger with Cardtrend Systems Sdn. Bhd. in September 2006, the strategic alliance with and an option to acquire SMS Biz Sdn. Bhd. in November 2006, the strategic alliance with and an option to acquire Global Uplink Communications Co. Ltd. and the acquisition of Global Uplink Ltd. in December 2006.

     Soon after the appointment of our new CEO, Mr. King K. Ng, we grouped our businesses into three distinct business units which complement one another: Processing Business Unit, Cards Business Unit and Prepaid Business Unit. While we continue to develop our three lines of business in China through Asia Payment Systems (China) Co. Ltd., our wholly owned foreign enterprise incorporated in Shanghai, China, we are expanding our businesses in other Asian countries through our wholly-owned, majority-owned and associated companies to generate immediate revenue.

Products and Services

     Our products and services being offered to corporations and consumers in Asia are:

1.	Provision of business processes out-sourcing and data processing services to operators and acceptors of payments cards as well as loyalty-rewards cards (“Processing Business’);
2.	Issuance of payments cards and loyalty–rewards cards to corporations and individuals (”Cards Business”); and
3.	Distribution and sale of prepaid products and services to corporations and individuals (“Prepaid Business”).

     We are currently offering all the above products and services in several Asian countries and such products and services will be available in China from 2007 onwards.

Processing Business

     We commenced offering credit card transaction processing services to DFS Okinawa, a duty free retailer in Japan in late 2004. The merger in September 2006 with Cardtrend Systems Sdn. Bhd. which has developed card management and processing systems resulted in Asia Payments now able to provide data processing services beyond credit card transaction processing. Cardtrend Systems Sdn. Bhd. has provided its systems to operators of payments and loyalty cards in Asian countries which include Malaysia, Thailand, Philippines, Brunei, Indonesia, Hong Kong, Macau and New Zealand. Such operators comprise petrol companies, financial institutions and prepaid products sales companies which, on a combined basis, have millions of customers making payments to them and/or obtaining loyalty bonus points from them.

     We provide the data processing services on an in-sourced or out-sourced or licensing basis. We charge our clients a fee based on transactions processed or a share on the clients’ revenues or a one-time licensing fee plus an annual maintenance fee.

     With the acquisition of Interpay International Group Ltd., we gained the capabilities of providing consultancy and business processes out-sourcing (“BPO”) services to operators of payments and loyalty-rewards cards. We will also provide BPO services to financial institutions and corporations in other aspects of operational related processes. We charge our clients professional service fees on a time and material basis.

Cards Business

     We form joint venture companies to issue payments cards to corporations and individuals in Asian countries. The payments cards issued or to be issued through our subsidiaries and associated companies are multi-purpose prepaid cards, charge cards and credit cards using international brands such as MasterCard and/or Visa, as well as proprietary brands for nation-wide use or single purpose use such as gift cards. For the issuance of credit cards, our subsidiaries and associated companies will align with financial institutions to provide revolving credit facilities to their cardholders. Revenues are earned from card fees, interchange fees, merchant discount fees, cash advance fees and interest income.

We also form joint venture companies to issue loyalty-rewards cards to consumers in Asian countries. The loyalty-rewards cards issued or to be issued by us through our subsidiaries and associated companies are multi-purpose discount cards, bonus point cards and cash-back cards which are honored by merchants of different industries. Revenues are earned from card fees and merchant commissions.

Prepaid Business

     We distribute and sell prepaid products and services such as cell-phone prepaid airtime, long distance IDD call airtime, internet services airtime, TV airtime, transportation and entertainment tickets and gift cards. The prepaid products and services are supplied by third parties such as telecommunication companies, transportation companies, entertainment companies, retailers and payments cards companies.

     Our Prepaid Businesses are conducted through our subsidiaries and associated companies which distribute our products physically to retailers or through electronic means to a network of retailers called “E-Top Dealers” which are equipped with electronic data capture terminals and/or cell-phones and/or personal computers to order and obtain stocks on a real-time-on-line basis. Revenues are derived from the sales of prepaid products. The E-Top Dealers are recruited by a network of agents called “E-Top Agents” appointed by our subsidiaries and associated companies. The E-Top Dealers earn a discount on the face value (retail price) of the prepaid products and services ranging from 3% to 28%.The E-Top Agents are paid commissions based on the amount of purchases made by the E-Top Dealers.

New Developments

Acquisition of Interpay International Group Ltd.

     In May 2006, we entered into a definitive agreement to acquire Interpay International Group Ltd. (“IIG”) in exchange for the issuance of 3.5 million Series A convertible preferred shares which convert into 17.5 million common shares of the Company. The acquisition was completed in December 2006. IIG, now a wholly owned subsidiary of the Company, brings to the Company:

(i)	a 20% owned associated company in Malaysia called iSynergy Sdn. Bhd., which issues loyalty- rewards cards and charge cards called Alpha MediCharge Card;
(ii)

a 20% owned associated company in Malaysia called Synergy Cards Sdn. Bhd., which has recently obtained the approval from the Central Bank of Malaysia to issue MasterCard and Visa branded credit cards with a revolving credit facilities provided to its cardholders by a domestic bank in Malaysia; a joint venture agreement with two Middle Eastern parties to form a payments cards company in Qatar which we will own 40%;

(iii)

a 60% owned subsidiary called Etop Services (Malaysia) Sdn. Bhd. (“Etop Malaysia”), and a wholly owned subsidiary called Payment Business Solutions Sdn. Bhd. (“PBS”), both Malaysia incorporated companies, which operate the Prepaid Business in Malaysia; and

(iv)	a joint venture agreement with two Mongolian citizens to form a payments cards company in Mongolia which we will own 50%.

     We are actively engaging in discussions and negotiations with several parties in other Asian countries to form joint venture card companies. Interpay International Resources Ltd. (“IIR”), a wholly owned subsidiary of IIG, which owns the equities of the joint venture cards companies, now acts as the Cards Business Unit of the Company. Interpay International Airtime Pte Ltd. (“IIT”), a Singapore incorporated wholly owned subsidiary of IIG, which owns the equities in prepaid business joint venture companies, acts as the Prepaid Business Unit of Asia Payments. Interpay International Associates Ltd. (“IIA”), a BVI incorporated wholly owned subsidiary of IIG, provides management and technical services to all the subsidiaries and associated companies under the Cards Business Unit, Prepaid Business Unit and the Processing Business Unit with a team of experienced executives.

Merger with Cardtrend Systems Sdn. Bhd.

     In September 2006, we entered into a definitive agreement to merge with Cardtrend Systems Sdn. Bhd. (“Cardtrend”) in exchange for the issuance of 2.5 million Series B convertible preferred shares which convert into 25 million common shares of the Company. The merger was completed in October 2006. Cardtrend, now operates as a wholly owned subsidiary of the Company and brings to the Company clients from several Asian countries, immediate revenue and a full range of card processing and management systems to strengthen the Company’s Processing Business. Cardtrend, acts as the Processing Business Unit of the Company and also provides all the systems required by the subsidiaries and associated companies in conducting their Cards Businesses and Prepaid Businesses. It is the Technology Center of Asia Payments based in Petaling Jaya, Malaysia, taking the advantage of a tax-free-high-technology status company awarded by the Malaysian Government. The founder of Cardtrend, Kok Keng Low, was appointed to the Board and the position of Executive Vice President - Chief Technology Officer effective September 28, 2006.

Business Alliance With (And An Option To Acquire) SMS Biz Sdn. Bhd.

     In November 2006, we entered into a business alliance agreement with SMS Biz Sdn. Bhd, (“SMS Biz”), a company incorporated in Malaysia which is licensed by the Malaysia Corporation of Multimedia and Communication to provide long distance IDD call services. Pursuant to the agreement, Payment Business Solutions Sdn. Bhd., a subsidiary of Interpay International Group Ltd., became a major distributor of SMS Biz’s prepaid products on December 1, 2006, and began to generate revenue for the Company.

The Business Alliance Agreement includes a provision for the shareholders of SMS Biz to grant to Asia Payments, upon the completion of certain events, an option to purchase all their shares in SMS Biz for an option consideration of five (5) million shares of common stocks of Asia Payments and a final consideration of two (2) million Asia Payments common shares upon Asia Payments exercising the option.

Global Uplink Communications Ltd. (China) & Global Uplink Ltd. (Hong Kong)

     In March 2006 we announced a Strategic Alliance with Global Uplink Communications Ltd (“Global Uplink”), a Chinese company, based in Guangzhou, Guangdong Province. Global Uplink operates a business in business process out-sourcing, including customer relationship management (CRM) and related services, with a client base which includes financial institutions and corporations in Guangdong province and elsewhere in China. We plan to work with Global Uplink to develop loyalty-rewards cards and other programs, initially in Guangdong Province and subsequently in other major markets in China. In December 2006, we further strengthened our alliance with Global Uplink. We, through our wholly owned subsidiary, Asia Payment Systems (China) Co. Ltd., have entered into an agreement with Global Uplink to purchase the entire assets of Global Uplink’s operating centre in Guangzhou for a cash consideration of RMB1,500,000 which includes the transfer of the lease for the premises where the operating centre is located and all of its staff to Asia Payment Systems (China), as well as the appointment of Asia Payment Systems (China) to be the sole provider of all operating and processing services of Global Uplink. In addition, upon the completion of the payment of the balance sum of the said purchase, Asia Payment Systems (China) will be granted an option to acquire the entire shareholdings of all the shareholders for a total consideration of Renminbi Twenty (RMB20). Further, Asia Payment Systems (HK) Limited, a wholly owned subsidiary of the Company incorporated in Hong Kong, has entered into an agreement to acquire Global Uplink Limited, a company incorporated in Hong Kong and owned by the shareholders of Global Uplink. Global Uplink Limited acts as the marketing arm of Global Uplink to solicit and service clients in Hong Kong and Macau.

On-going Developments

Asia Payment Systems (China) Co. Ltd. (“APS China”)

     In October 2005, we set up APS China in Shanghai, China as a wholly foreign owned enterprise with a registered capital of $200,000. As of end of November 2006, we have fully paid up the registered capital and have leased an office premise in Shanghai and recruited a full time executive to oversee the corporate and financial related matters in China. In December 2006, APS China completed the plan to set up a processing centre in the Science City of Guangzhou to provide data processing service to potential clients in China. APS China is in the process of setting up a branch in Guangzhou which will operate our Processing Centre, as well as the Operating Centre to be purchased from Global Uplink (See below). It is expected to begin generating revenues in the third quarter of 2007.

DFS Okinawa KK Co. Ltd. (“DFS Okinawa”)

     We started to provide credit card transaction processing service to DFS Okinawa since December 2004. On December 31, 2006, we terminated the existing agreement and re-negotiated a new agreement under Cardtrend with a substantially higher transactional fee than previously charged, effective January 1, 2007, for an initial term of two years and renewal terms of two years each unless either party gives a notice of non-renewal no less than 6 months prior to the expiration of the initial term or any of the renewal terms. There are opportunities to also provide similar services to several other DFS stores in Asia as we have agreed to give an annual rebate of the transaction fees to DFS based on the total transaction volume of all participating DFS stores.

GP Network Corporation (“GP Net”)

     In August 2004, we entered into a Services Agreement with GP Network Corporation — a Japan based payments cards clearing network jointly owned by several local banks, VISA and Total Systems — to provide clearing house services that are required for us to provide our credit card transaction processing services to DFS Okinawa and other merchants in Okinawa. We send GP Network credit card transaction data, and they forward it to the appropriate financial institution for payment. GP Network charges us certain fees for the use of their network and the leased lines from DFS Okinawa’s premises to GP Network’s in Okinawa. Since we have not been able to recruit other merchants in Okinawa to use our credit card transaction processing service, we have negotiated with GP Network an almost 50% discount on fees with effect from September 2006.

Shanghai CRC Telecom Co., Ltd. (“SCRC”)

     In September 2004, we entered into an agreement with SCRC. We agreed to pursue a partnership to conduct pilot projects with SCRC to provide two basic services in China: (1) to create and implement an individual and business credit reference service platform that meets international standards, and (2) to establish a payment processing system for merchants in China. We spent $150,000 out of an initial budget of $300,000. The stated objective of both parties was to cause the partnership to become a premier international payment system provider in China.

     Since the project was initiated neither of the planned services has been implemented. The Chinese Government has mandated the Chinese central bank (the Peoples Bank of China) to establish and operate a central credit database for Chinese citizens, in part to serve the national purpose of retaining databases on Chinese Citizens under official Chinese control. Therefore we do not see an opportunity in the credit reference sector.

With respect to a payment processing system for merchants our objective was to identify a viable business opportunity by approximately mid-2006. No such opportunity has been identified, mainly because this sector is not open to foreign companies, except for large, established companies which have become minor partners to major Chinese banks. At our present stage of development to develop such a relationship will require long term commitment of significant resources which we believe is unjustified. We consider other opportunities in the Chinese market to be more promising and are pursing those.

     We maintain contact with SCRC but in the absence of an attractive business opportunity this relationship has become a low priority.

Max to One Co., Ltd. (“MTO”)

     In December 2004, we entered into a Service Agreement with MTO, a Japanese company based in Tokyo, for credit card clearing services in Japan. The term of the agreement began December 14, 2004, and ends December 13, 2007. This term will be automatically extended for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. MTO is a Japanese company based in Tokyo that processes e-commerce and POS-based credit card transactions for Tokyo merchants. MTO also serves as an agent for Japanese domestic credit card companies. We initially planned to process credit card transactions on behalf of MTO for MTO customers from which we will receive a transaction fee from MTO. MTO will market the APAYcard system to retail chain merchants in Japan. In early 2006, we have mutually agreed with MTO for a non-exclusive agreement to market our services to merchants in Japan. Due to the shift of our resources to the development of our businesses in other parts of Asia, including China, the Service Agreement with Max to One Co., Ltd. has not resulted any business in 2006.

ET-China Ltd. (“ET China”)

     In June 2005, we signed an agreement with ET-china Limited of Guangzhou, China to invest in an ecommerce system for the purpose of processing China pin-based debit cards from customers of ET-china. ET-china provides air and hotel booking services to individual and corporate travelers primarily in Guangdong, China. The agreement between ET-china and us is for both companies to cooperate to build out an ecommerce system in Shenzhen, China so that both ET-china’s customers as well as Asia Pay’s future merchant customers will have access to use this ecommerce payment processing system. In late 2005 and early 2006, we concluded that the planned investment had not been implemented as agreed. We have consulted a Chinese legal counsel in Guangzhou, China who has advised that the investment agreement was ineffective from the legal standpoint. As a result, in mid-February, 2006 we sent a notice to Guangdong Et-China to refund the investment funds previously advanced. ET-China responded to our notice alleging that we have breached the contract by not paying in the balance sum of the investment amount. With the uncertainty of the claim at the time of the 2005 financial statements being prepared, we have determined that such investment became impaired. We intend to vigorously pursue our claims by all appropriate legal means. In late 2006, we have identified a legal firm in Guangzhou whom we have retained to provide legal advices relating to our business matters in China. In March 2007, the Guangzhou legal firm gave us its assessment on the viability to seek refund of our investment funds through legal channels. Contrary to the previous Chinese legal firm whom we consulted, the Guangzhou legal firm is of the opinion that the agreement is effective under the Chinese laws, but that the other parties are in breach of the terms of the agreement. Our Board of Directors reviewed this assessment during a Board Meeting held on March 22, 2007 and has instructed our Management to clarify certain aspects of the claims should we decide to proceed with the claims against the other parties to the agreement. We will make a final decision as to how best to proceed to assert our claims against ET-China and/or the other parties to the agreement upon receiving the information requested by our Board.

Network for Electronic Transfers (S) Pte. Ltd. (“NETS”)

     In August 2005 we announced that we had finalized the establishment of a fully owned subsidiary in Singapore known as Asia Payments Systems Pte. Ltd. We established this company in recognition of Singapore’s role as a regional hub for South East Asia and to address interest from multi-national merchants for multi-currency processing and settlement services. In September 2005 we announced that our Singapore subsidiary had concluded an agreement for online transaction processing for credit cards and debit cards in Singapore and China with Network for Electronic Transfers (S) Pte. Ltd. (NETS). In the middle of 2006, after acquiring Interpay, we reviewed the viability of providing processing services to certain merchants for on-line payment transactions and decided to discontinue all management efforts in developing such segment of the Processing Business.

Other Developments

     Matthew Mecke, our former President & CEO, who relinquished his executive positions in October 2005 to make way for key senior appointments to enable the Company to focus greater attention on revenue growth and consolidate its approach to developing business in China as well as other priority Asian markets, resigned from the board in January 2006. To replace him we appointed our Chairman, Mr. Robert Clarke, as the Chief Executive Officer, our former Executive Director, Mr. Benny Lee, as the President.

     In March 2006, Ms. Rosaline Tam was appointed to the board to fill up the seat vacated by Mr. Mecke. Ms. Tam has over 25 years experience in financial services technology including senior management positions with MasterCard International, Citibank and American Express.

     At the end of February 2006, in the process of closing our representative office in Sheko, Shenzhen, China, we substantially reduced the number of our executives, thereby saving substantial payroll costs. Since then, we implemented our strategy and commenced sourcing for acquisition and merger targets in China as well as other Asian countries.

     In May 2006, resulting from the acquisition of Interpay International Group Ltd., Mr. King K. Ng, its founder, was appointed as President & CEO and a director of the Company.

     In June 2006, Mr. John Fraser resigned from the Board to make way for Mr. Jee Sam Choo to be a director pursuant to an agreed term for the acquisition of Interpay International Group Ltd. Both Mr. Ng and Mr. Choo are veterans in the payments business, having worked for and with regional and international card companies – Mr. Ng for American Express, Mr. Choo for Diners Club’s franchisees, and both of them for a MasterCard licensee, as regional general manger or chief executive officer.

     On June 15, 2006, Ms. Edith Ho resigned as the Chief Financial Officer of the Company and was replaced by Mr. Bernard Chan, who resigned on December 31, 2006. To replace Mr. Chan, we promoted Mr. Thomas CL Wong, our Senior Vice President-Finance & Accounting to the CFO position effective January 1, 2007.

     On August 1, 2006, Mr. Benny Lee resigned as President of the Company and subsequently relinquished his directorship in September 2006 to make way for Mr. Kok Keng Low, the founder of Cardtrend Systems Sdn. Bhd., to be a director of the Company pursuant to an agreed term of the merger. Mr. Low has more than 18 years of IT experience in the payments and loyalty-rewards industries in the Asia Pacific Region, after having worked for an operator of payments cards as its systems chief, a reseller of an international vendor of payments systems as its chief executive, an international vendor of payments systems for petrol companies as its regional director, and finally founded an international company that provides card processing and management systems to operators of payments and loyalty-rewards cards. At the same time, we appointed Mr. Low as Executive Vice President - Chief Technology Officer and Head of Processing Business Unit.

The Market and Competition

     As we are selling, and intend to continue to sell, our products and services, as well as operating our three lines of businesses in all the countries in Asia, including the Pacific and Middle East, permissible under Federal or state laws of the US and the local laws of the respective countries, we have sub-divided the market into 4: Emerging Asia Market, Affluent Asia Market, and Outer Asia Market (collectively referred to as “Other Asia Markets”), and China Market.

China Market

     The prime market for our products and services is China, which, with a population of 1.3 billion, is about to experience a robust growth in the next decade in the payments and loyalty-rewards related products and services, including the prepaid products and services (e.g. cell phone prepaid airtime, gift cards, prepaid transportation and entertainment tickets, etc).The size of China’s middle class is expected to rise to 250 million from 70 million in 2005. Although the number of debit cards in China has grown to over 500 million, almost 0.5 card per capita, the number of credit cards per capita is still below 0.1, a number way below a mature market like the US which has about 5 cards per capita. As consumer spending is growing exponentially in the China Market, all types of corporations, including banks, will create loyalty-rewards related programs to attract and retain their customers. The current business processes out-sourcing and data processing services infrastructures for the payments and loyalty-rewards industries in China are, we believe, incapable of supporting the anticipated robust growth. We are aggressively pursuing this opportunity to provide such services to the medium- and small-size potential operators of payments cards and loyalty-rewards cards. Unlike large banks, such operators, which are city and regional banks, co-op banks, retail chains and service establishments, operators of food and entertainment outlets, will, we believe, be very reluctant to spend millions of dollars or for that matter, hundreds of thousands of dollars, in procuring a system and/or professional services to set-up and operate their payments cards (credit cards, charge cards, prepaid cards and/or debit cards) and/or loyalty-reward cards (bonus points cards and cash-back cards). We believe our competitors (First Data, EDS and China Union Pay) in the data processing services sector will not pay sufficient attention to this segment of the market, and we also believe that there exists no significant competitor in the business processes out-sourcing sector.

     Similarly, the cell phone operators in China are primarily focused on adding subscribers and increasing their airtime and have been ignoring the electronic distribution channel for selling to their users. The country has over 500 million cell phone users and most of them use prepaid airtime rather than postpaid. Much, if not almost all, of the prepaid airtime is sold through scratch cards. The electronic distribution of this ever growing prepaid airtime in China is just commencing, hence giving us the opportunity to use our technology, know-how and experience gained in Malaysia to rapidly penetrate the market, either as a distributor (using the Etop brand) or a data processing service provider (using our Prepaid Administration Systems)

Emerging Asia Market

     The fast growing economies of the rest of the emerging markets in Asia, referred to as the Emerging Asia Market (Malaysia, Vietnam, Thailand, Philippines, Thailand, Indonesia, and India), having a total population of over 1 billion, are experiencing urbanization, rapid growth of middle class, readily available consumer credit, high usage of prepaid cell-phone airtime, and increasing consumer spending. These markets provide us with opportunities to offer our products and services in each market over the next decade, especially when our competitors are still focusing in the large customers in the China Market. We are pursuing these opportunities.

Affluent Asia Market

     The competition in the payments and loyalty-rewards industries is intense and keen in the high-income markets of Asia Pacific region, referred to as Affluent Asia Market (Hong Kong, Taiwan, Japan, Korea, Singapore, New Zealand and Australia), where the average number of credit cards per capita is among the highest in Asia, with Taiwan leading at 2.0, Hong Kong trailing at 1.0, Singapore at 0.7 and Australia at 0.6. However, all these markets are still well below that of the US in terms of credit card penetration and opportunities exist for us in the medium-and small-size operators segments. Similarly, with a mature and high spending consumer base, in each of the countries in this Affluent Asia Market, loyalty-rewards cards, prepaid cards and gift cards are becoming more acceptable to the consumers as well as the merchants who compete rather intensely to gain and retain their customers. There are opportunities for us to provide our processing services to these merchants. We intend to pursue these opportunities.

Outer Asia Market

     Being under-developed in both consumer financial and retail services sectors, the rest of the markets in Asia, referred to as Outer Asia Market (Mongolia, Bangladesh, Sri Lanka, Pakistan, Kampuchea, South Pacific and the Middle-eastern countries) opportunities exist for financial institutions to offer payments cards to their more affluent customers. Demands for such services are growing and financial institutions are eager to seek technological and operational assistance with affordable costs. Since we possess both the technology and operational know-how, we are well positioned to meet their needs. Similarly, the demands for prepaid cell phone airtime and a convenient way of making payments instead of by means of cash are increasing. There are opportunities for us to be among the first to penetrate into the Prepaid Business in most of the countries in Outer Asia Market. We are pursuing these opportunities.

Employees

     As of December 31, 2005, we had ten (10) employees. This was reduced to four (4) by February 28, 2006. With the acquisition of Interpay International Group Ltd. and the merger with Cardtrend Systems Sdn. Bhd., the total staff strength was increased to twenty six (26). None of our employees are represented by a labor union and we believe that our employee relations are good. All employees are contracted on full-time basis. We have engaged the services of a business development consultant in Beijing, China, and a full-time administrative consultant in Hong Kong, and a part-time accounting staff in Malaysia.

Our Facilities

     We rent the services of a corporate service center located at 800 5th Avenue, Suite 4100, Seattle, WA. During 2006, we continued to rent services of the corporate service centre at 39th Floor, One Exchange Square, Connaught Place, Central, Hong Kong. We relinquished our finance and administration office in Kowloon, Hong Kong in June 2006 and relocated such office to our subsidiary, Interpay Asia Sdn. Bhd.’s office in Petaling Jaya, Malaysia. We closed and stopped renting our representative office in Shekou, Shenzhen, China, in July 2006. Our wholly owned subsidiary, Asia Payment Systems (China) Co. Ltd., rented a commercial office in Shanghai, China in November 2006. In January 2007, Asia Payment Systems (China) has rented a premise in the Science City, Guangzhou, to house a data processing centre. By the time it completes the purchase agreement to buy the assets of Global Uplink contained in the operating centre of Global Uplink, which is expected in April 2007, Asia Payment Systems (China) will take over the lease of the premises of the operating centre located in down-town Guangzhou. Our 60% owned subsidiary, Etop Services (Malaysia) Sdn. Bhd., is located in a rented premise in Petaling Jaya, Malaysia. Cardtrend Systems Sdn. Bhd., our wholly owned subsidiary, has rented an office at Cyberjaya, Malaysia as its technology research centre while having a commercial office in a rented premise located in Petaling Jaya, Malaysia.

Risk Factors

     1. We require additional financing to be able to meet our China subsidiary’s near-term commitments. We raised a total of $710,000 through convertible loans (which have all been converted to about 4 million Common Shares by the end of 2006) and have fully utilized this cash to fund the remaining paid-up capital of Asia Payment Systems (China) Co. Ltd., professional fees, business development expenses, outstanding salaries to staff, settlement of debts owing to a merchant and service suppliers. We were still not able to pay salaries to certain of our senior employees in full. On January 3, 2007, we further secured an additional $200,000 convertible loan to fund professional services expenses, other account payables and part of the near-term commitments to pay the 90% balance owing of the purchase price for the assets of the operating centre of Global Uplink Communications Ltd. in Guangzhou (i.e. an amount of RMB1,350,000 or about $180,000), as well as funding our commitment to pay for the 90% balance owing for the purchase of Global Uplink Ltd. in Hong Kong.(i.e. an amount of HK$450,000 or about $57,700). We estimate that Asia Payment Systems (China) Co. Ltd. will require additional paid-up capital of another $200,000 to fund the operating expenses of the operating centre in Guangzhou as soon as it has completed the purchase agreement with Global Uplink Communications Ltd. We estimate we will need a total of $500,000 in the 2nd and 3rd quarters of 2007. We plan to continue to seek funding through convertible and other loans. However, should the loans be not available in the near-term, our Chinese subsidiary, Asia Payment Systems (China) Co. Ltd., will have to delay the commencement of its business processes out-sourcing business. To mitigate this risk, Asia Payment Systems (China) Co. Ltd. has contingency plans to lease out the operating centre in Guangzhou to Global Uplink Communications Ltd. for a fixed fee, but the planned revenue of our Chinese subsidiary will be adversely affected.

     2. Our results of operations are subject to significant foreign economic and political risks. Our operations are currently established in Malaysia and the People’s Republic of China (“PRC”) and are being established in other Asian countries. The revenues of Cardtrend Systems Sdn. Bhd. are derived from the provision of processing services to operators of payments and loyalty-rewards cards as well as prepaid products in the Asia Pacific region. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in PRC and other Asian countries, and by the general state of the economy in those countries. Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

     3. We have no history of operations in China to predict the level of market acceptance we can expect for our services. Our success and growth will depend upon our ability to market our in-sourcing and out-sourcing of business processes and data processing services in China. As we are not a well-known enterprise, we will be facing with the issue of the potential customers’ acceptance and comparison with other well-known enterprises. We intend to overcome this issue with Cardtrend’s successes in the South-east Asian and Pacific regions as well as the skills of our senior management team and executives, but there is no guarantee that such credentials will be able to substantially overcome such risk as our competitors (both the Chinese and multi-national corporations) have substantially greater financial and marketing resources than us.

     4. Our Prepaid Business subsidiary in Malaysia relies heavily on revenues derived from one reseller, and the loss of revenue from this reseller will result in significant loss of revenue. On December 2006, Payment Business Solutions Sdn. Bhd. (“PBS”,) an indirectly wholly owned subsidiary of ours in Malaysia, was appointed as a major distributor of SMS Biz Sdn Bhd., a licensed provider of long distance IDD call services (“IDD Prepaid Products”). PBS has in turn appointed a reseller who sells the IDD Prepaid Products to the consumers through retailers with whom we do not have direct relationship. The loss of this reseller or the loss of significant orders from this reseller or the inability of this reseller to meet its financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

     5. Our Processing Business subsidiary may be subject to product and/or service failure liability claims from the use of our products and/or our services that could result in costs or damages payable by us adversely affecting our business, financial condition, and results of operations. We could be subject to product and/service failure liability claims in the event our products or products under development fail to perform as intended or we fail to deliver our services to the agreed level as provided for in the service agreements. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage our reputation and impair the marketability of our products and/or services. While we limit our liabilities to a certain amount as provided for in our licensing and service contracts (hence, we do not deem necessary to take up any product/service failure liabilities insurance in order to save our cost of doing business), it is possible that a successful claim could be made against us, that the amount of fees received would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would have a material adverse effect on profitability and cash flows.

     6. If we are unsuccessful in implementing our business model in the new and unproven Prepaid Business, our operating result will be adversely affected. During 2006, we have made significant changes in the nature and scope of our business operations and have expanded into different business lines, including the new, unproven Prepaid Business. If we are not successful in implementing our business model and developing and marketing these products or if these products do not gain sufficient market acceptance, we may not be able to achieve or sustain profitable operations. In that case, the market price of our stock would likely decrease.

     7. We are subject to government regulations and any action on the part of regulators could have a material adverse effect on our business. As our subsidiaries and associated companies are involved in the payments related businesses, we may be subjected to the approvals of the monetary authorities of most of the countries we are operating or intend to operate in, as well as compliance with such government authorities’ requirements from time to time. Such approvals in certain countries we may intend to operate in may be subject to significant delays. Any such actions by regulatory agencies could materially adversely affect our growth objectives.

     8. Our intellectual property rights or patent rights might not provide protection and might be invalid or unenforceable. Our ability to commercialize any of our products under development will depend, in part, on our ability to obtain patents, enforce those patents, preserve trade secrets, and operate without infringing on the proprietary rights of third parties. The patent applications licensed to or owned by us may not result in issued patents, patent protection may not be secured for any particular technology, any patents that have been or may be issued to us may not be valid or enforceable and patents issued to us may not provide meaningful protection.

     9. Our Prepaid Business subsidiaries rely on third parties to supply most of their prepaid products, making us vulnerable to supply disruption which could delay our product delivery to our customers. Our Prepaid Business subsidiaries rely on third parties to supply most of their prepaid products. Their arrangements with these third party suppliers are not contractual and there shall be no claims against them should there be any interruption of supplies. If such interruptions arise regularly, our subsidiaries may face the risk of the customers losing confidence with them and may discontinue the business relationship with them, thereby adversely affecting their revenue and profitability.

     10. We are substantially dependent upon the continued service of our senior management staff and key technical and managerial personnel. Our success has been and will continue to be dependent on the services of our current senior management staff and key technical and managerial personnel who are in great demand in the payments and loyalty-rewards industries in Asia. Although we have implemented a long-term employee option plan and have entered into 5-year contracts with the senior management staff and 3-year and 5-year contracts with the technical and middle management staff, we are, however, still facing with the risk that we may not be able to fully compensate them with cash–based salaries and thereby not able to retain such employees, and our failure to do so could adversely affect our business.

     11. We may be required to indemnify our officers and directors for liability to shareholders or the public. Our articles of incorporation and bylaws provide that we will indemnify any director, officer, agent and/or employee for liabilities on the terms and conditions permitted by the corporate laws of the State of Nevada. We may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured. This could result in substantial expenditures by us and prevent our recovery from such officers, directors, agents and employees for losses incurred by us as a result of their actions. We have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     12. We may be subjected to the Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) most of the joint ventures undertaken or to be undertaken by us and/or our wholly owned subsidiaries will result in us owning a majority or substantial minorities interest. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

     13. We may be subjected to Other Regulations. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other expansion opportunities. We are pursuing and intend to continue to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

     14. We do not plan to pay dividends and shareholders may not receive any return on their investment. We do not plan to pay dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on earnings, if any, our financial requirements and other factors beyond our control.

     15. The market price for shares of our common stock could be volatile and you may be unable to resell your shares in the market. The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. Such factors may include, without limitation, the general economic and monetary environment and the open-market trading of our shares in particular. Such market trading may include speculative short-selling by speculators. Investors may be unable to resell their shares in the market due to variations in trading volume or other market conditions.

     16. Existing shareholders may experience some dilution upon the exercise of outstanding warrants and options and conversion of preferred shares. The holders of some of our warrants have up to four years from their issuance date to exercise their warrants with exercise prices ranging from $0.16 to $1.75 per share. On February 26, the employees have been granted over 11 million of options at strike price of US$0.10 and holders of preferred shares hold rights to 49.5 million common shares upon exercise. Exercise of these warrants and options and share conversions may cause dilution in the interests of other shareholders as a result of the additional common stocks that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants and options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

     Moreover, we will need to raise additional funds in the future to finance our existing operations. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing shareholders, the percentage equity ownership of the existing shareholders will be reduced. Existing shareholders may experience subsequent dilution, and such newly issued securities may have rights, preferences and privileges senior to those of the existing shareholders

     17. Possible Rule 144 Sales. The majority of our shares currently outstanding (about 50 million) are "non-restricted securities" within the meaning under the Securities Act 1933, as amended (the "Act"). As non-restricted shares, these shares may be resold under the Act and as required under applicable state securities laws. We are in the process of issuing a total of about 58 million shares within the next few months pursuant to several agreements for the transactions as mentioned in Part 1, Item 1 herein (“Transactions agreements”). All the new shares to be issued shall have demand registration rights and we are obligated to proceed for the registration of such shares as soon as they are issued. These stockholders may be able to sell their shares pursuant to an effective registration statement and within the volume restrictions within two years of the issuance of the shares pursuant to the terms of the Transactions Agreements. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

     18. We have effected or entered into (and will likely continue to effect or enter into) capital raising transactions, acquisitions, legal settlements and contracts for services that involve the issuance of shares of our common stock (or securities convertible into or exchangeable for such shares) and, as a result, the value of our common stock may be further diluted. We have effected and entered into (and will likely continue to effect and enter into) capital raising transactions, acquisitions, legal settlements and contracts for services that involve the issuance of shares of our common stock or securities convertible into or exchangeable for such shares. These share issuances may dilute the value of our common stock and may result in a decrease in the market price of our common stock.

     19. Our stock price has reflected a great deal of volatility, including a significant decrease over the past 18 months. The volatility may mean that, at times, our shareholders may be unable to resell their shares at or above the price at which they acquired them. The price range of our common stock has been from $2.65 on June 30, 2005 to $0.09 on March 31, 2007. During 2006, the price range was $0.42 and $0.06, respectively. The price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could affect our access to capital, which may, in the future, impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail business expansion opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, shareholders may be unable to resell their shares at or above the prices at which they acquired them.

     20. Our disclosure contains forward-looking statements that are subject to risks, uncertainties, and assumptions; our actual results may differ materially from those anticipated in the forward-looking statements. Our disclosure contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in this annual report. Our actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

     21. Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of operations. Any one or more of the foregoing occurrences could have a material adverse effect on our business, financial condition, and results of our operations. Although we have taken steps to prevent those controllable risks, we cannot be certain that our measures will be successful. Further, although we intend to advise our subsidiaries to each take up, within the near foreseeable future, certain property and business interruption insurance policies, until such time, we will not have any compensation for any consequential loss.

ITEM 1(B). UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. DESCRIPTION OF PROPERTY

     We do not own any real estate. All our office premises are leased for terms of no more than two (2) years. We do not own any significant business operating assets except some computer equipments. (For details on locations of the offices, see “Our Facility”, Item 1 of Part I).

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of our security holders during the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     On March 8, 2007, we had 108 shareholders of record. In February 2004, our securities commenced trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “APYM.OB”.

     The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last three years, from February 2004 through December 2006. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

		2006			2005			2004
	High		Low	High		Low	High		Low
Quarter ended

31-Mar	$0.42		$0.26	$2.33		$0.43	$0.85		$0.10
30-Jun	$0.29		$0.16	$2.65		$0.81	$0.74		$0.22
30-Sep	$0.18		$0.09	$1.59		$0.71	$0.51		$0.12
31-Dec	$0.24		$0.09	$0.77		$0.26	$0.48		$0.09

     Emerging companies and the stock market generally have experienced significant price and volume fluctuations. Similarly, the market price of our common shares may fluctuate related to a number of events and reasons, often not related to or consistent with operating performance.

Dividends

     We have not declared any cash dividends, nor do we intend to do so in the foreseeable future.

Unregistered sales of securities

     On or about January 11, 2006, we issued 50,000 shares of common stock for a contract with an accredited investor to perform consulting services for the Company. The common stock for the settlement of amounts due to a consultant for a consultancy contract valued at $14,000. The shares were valued at $0.28 per share, which was the closing market price of the Company’s common stock on the date of the settlement. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about January 11, 2006

     On or about February 21, 2006, we issued 56,000 shares of common stock for a contract with an accredited investor for the conversion of warrants that issued to the credited investor on December 14, 2004. The shares were valued at $0.75 per share, the price of the warrants for a total offering of $42,000 which was received on October 21, 2005. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about February 21, 2006

     On or about June 28, 2006, we issued 650,000 shares of common stock as the final payment for a contract with an accredited investor to perform strategic planning, public relations and marketing services over a one year period ending May 16, 2006.The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $117,000 The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about June 28, 2006.

     On or about June 28, 2006, we issued 200,000 shares of common stock to two accredited investors to perform public relations and marketing services over a one year period. The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $36,000.The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about June 28, 2006

     On or about June 28, 2006, we issued 250,000 shares of common stock to an accredited investor as an initial payment to perform market intelligence and monitoring services over a one year period. The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $40,000. We are also obligated to issue an additional 250,000 shares during the year. The total value of the shares for the contract is $80,000. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about June 28, 2006.

     On or about October 22, 2006, we issued 550,000 shares of common stock to an accredited investors to perform public relations and marketing services over a one year period. The shares were valued at $0.12 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $66,000.The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about October 22, 2006.

     On or about October 22, 2006, the Company issued 274,109 shares of common stock for the settlement of $30,151.99 representing the amount due to a accredited investor who was also a former employee. The shares were valued at $0.11 per share, which was the average market price five (5) days proceeding August 26, 2006, the settlement date. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about on or about November 6, 2006,

     On or about November 29, 2006, we issued 250,000 shares of common stock to an accredited investors as the final payment to perform market intelligence and monitoring services over a one year period. The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, June 28, 2006, for a total offering price of $40,000.The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about November 29, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION, PLANS AND RESULTS OF OPERATIONS

     The Information contained in this section reflects figures that are unaudited and may change subject to being audited.

      We will amend this report upon receipt of audited financial statements.

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

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this annual report.

Business Review

Processing Business Unit

      (i) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

     During the year ended December 31, 2006, Asia Payment Systems, Inc. (“Asia Payments”) continued to provide credit card transaction processing services to its client, DFS, in Okinawa, Japan. With the merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend”), an IT company incorporated in Malaysia which develops and owns cards processing systems (“Cards Systems”), Asia Payments has, from the forth quarter onwards, expanded its Processing Business to include data processing services to operators of payments cards and loyalty-rewards cards, as well as distributors of prepaid products. In addition, its sources of revenues for the Processing Business have now expanded from Japan to include Malaysia, Thailand, Brunei, Indonesia and New Zealand. This is because Cardtrend has recurring income from the maintenance services pursuant to the licenses granted to its clients (which include Shell Oil (Asia Region), iNet of Thailand, Petron of Philippines, and Islamic Bank of Brunei) to use its Cards Management Systems to process their credit cards and loyalty-rewards cards. Cardtrend is shifting its business model in line with Asia Payments’ whereby it will earn its income based on sharing of its clients’ revenues for the use of, or on the number of transactions and/or cards processed through, its cards systems via an in-sourced or out-sourced arrangement.

     In order to facilitate the planned rapid growth of the Company, the business of providing business processes out-sourcing and data processing services to corporations and financial institutions has been grouped under a business unit named “Processing Business Unit”. Cardtrend now conducts the Processing Business in the Emerging Asia Market, Affluent Asia Market and Outer Asia Market while Asia Payment Systems (China) Co. Ltd. is responsible to conduct the Processing Business in the China Market. As the Technology Centre of Asia Payments, Cardtrend will continue to enhance its existing systems and develop new ones. Asia Payments consolidates Cardtrend’s revenues from November 2006 onwards. At the end of 2006, DFS and Asia Payments, Inc. mutually terminated the processing agreement and DFS entered into a new 2-year contract with Cardtrend for the provision of credit card transaction processing services at a fee per transaction two and half times higher than that previously charged by Asia Payments commencing January 1, 2007. For control purposes, the revenues earned from DFS and Cardtrend’s other contracts are grouped under the Processing Business Unit. For the full year 2006, the total revenue of the Processing Business Unit was about US$154,765 [US$70,849 from Asia Payment Systems, Inc. and US$83,916 from Cardtrend (November and December 2006 only)].

      (ii) In China Market

     In April 2006, we entered into a strategic alliance agreement with a business processes out-sourcing (“BPO”) company (Global Uplink), located in Guangzhou, China. This agreement has subsequently led to an agreement for the purchase by Asia Payment Systems (China) Co. Ltd. (“APS China”), our wholly owned subsidiary in Shanghai, China, of the assets in the operating centre of Global Uplink Communications Ltd. (“Global Uplink”), the appointment of APS China as the exclusive provider of BPO and CRM related services, and an option to be granted by the shareholders of Global Uplink to APS China to permit APS China to acquire their entire shareholdings in Global Uplink in the future. The operating centre is equipped to provide BPO services, which include telephone call services, data capturing and management services, and document management and distribution services, as well as customer relation services (“CRM”). APS China is in the process of registering a branch entity in Guangzhou to operate the Operating Centre as well as the Data Processing Centre that we set up in March 2007 for the provision of data processing services (“DPS”) to operators of payments cards and loyalty-rewards cards in China, including Global Uplink, on an out-sourcing basis. The BPO & CRM Operating Centre and the Data Processing Centre are expected to produce our maiden revenue in China Market in the third quarter of 2007. Such revenues, if any, will be accounted for under the Processing Business Unit.

Cards Business Unit

      (i) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

     With the acquisition of Interpay International Group Ltd. (“IIG”), a holding company of a group of companies which invests in and operates payments cards companies as well as loyalty-rewards cards companies in Asia and prepaid related business, Asia Payments has further expanded its scope of businesses to include the issuance of payments cards and loyalty-rewards cards (“Cards Business”). We have grouped the entities conducting the Cards Businesses under a business unit, named the “Cards Business Unit”. Asia Payments, through Interpay International Resources Ltd, (“IIR”), a BVI incorporated wholly owned subsidiary of IIG, now has a 20%-owned loyalty-rewards cards company and a 20%-owned payments cards company in Malaysia. In 2006, IIR has entered into 2 joint venture agreements to conduct payments cards business, one in Mongolia (for which we will own 50%) and the other in Qatar (for which we will own 40%). We are currently sourcing, for, as well as negotiating with, certain parties in other Asian and Middle Eastern countries for similar joint ventures to set up payments cards and/or loyalty-rewards cards companies. The payments cards to be issued by our joint venture payments cards companies will be MasterCard or Visa, as well as proprietary brands. Our contributions for the paid-up capital of the joint venture card companies are derived from supplying our Cards Systems and professional services to our joint venture companies where the values of such systems and services are established and agreed upon by the joint venture partners.

     The payments cards companies earn their revenues in several streams, namely, annual fees, merchant discounts, interchange fees, cash advance fees, interest income and other charges or fees. The loyalty-reward cards companies earn their revenues from the commission paid by the merchants who participate in the loyalty-rewards program and from the annual fees that may be charged to the card members. As we operate the Cards Business through joint venture companies which may not be controlled by us, revenues earned by such entities may not be consolidated in our financial statements. Should that be the case, we will account for any dividends received from such entities as our income. Hence, the Cards Business Unit is expected to be the smallest contributor to our consolidated revenues within the next 2 to 3 years. For the year 2006, the Cards Business Unit in Other Asia Markets did not record any revenue.

      (ii) In China Market

     Under the current Chinese Government regulations, no foreign enterprise is permitted to conduct payments cards business in China. Several multinational financial institutions have ‘conducted’ MasterCard/ Visa/ China Union Pay credit cards issued in their names but legally under their respective bank partners’ in which they own a ‘strategic stake’. Such bank partners are large Chinese banks who would otherwise have out-sourced their card processing needs to large and well known third party service providers, including China Union Pay, the Chinese card processing association owned by the Chinese banks. We do not have the financial strength and banking reputation to adopt such entry strategy. However, we intend to adopt a strategy that involves the offering of management services including administration of business processes and in-sourcing of data processing services to medium- and small-size Chinese banks on a revenue sharing basis.

     To the best of our knowledge, there exists no regulation in China on the business of issuing loyalty-rewards cards. However, we have decided that for commercial reasons, the issuance of loyalty-rewards will be best undertaken by Global Uplink which will out-source all the related business processes and data processing requirements to Asia Payment Systems (China) Co. Ltd. Guangzhou Branch (being set up) with a revenue sharing arrangement. However, such revenue, which is expected to be generated from May 2007 onwards, will be recorded under the Processing Business Unit.

      For the year 2006, the Cards Business Unit in China Market did not record any revenue.

Prepaid Business Unit

      (i) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

     The acquisition of IIG has also resulted in us having a new business unit which consists of entities involving in the buying and selling of prepaid products such as prepaid cell-phone airtime, prepaid Internet airtime, prepaid long distance IDD calls, entertainment and transportation prepaid tickets, prepaid virtual games and prepaid gift cards. This business unit is named the “Prepaid Business Unit”. Through a Singapore incorporated wholly owned subsidiary of IIG, Interpay International Airtime Pte. Ltd., we have a 60% owned subsidiary in Malaysia, Etop Services (Malaysia) Sdn. Bhd. (“Etop Malaysia”), which launched its Prepaid Business in Malaysia in late February 2007. To quickly expand the Prepaid Business in Malaysia and other Asian countries, in November 2006 we entered into a strategic alliance agreement with a provider of a long distance telecommunication services in Malaysia, SMS Biz Sdn. Bhd., to appoint another subsidiary of IIG, Payment Business Solutions Sdn. Bhd. (“PBS”), to distribute its prepaid IDD airtime to wholesalers and corporations in Malaysia, and at the same time, an option will be granted by the shareholders of SMS Biz to acquire their entire shareholdings in SMS Biz in the future.

     The Prepaid Business companies earn their revenue from sale of prepaid products to consumers through resellers who obtain a discount on the fixed retail price. The prepaid business companies purchase prepaid products from the suppliers at a higher discount than that given by them to the resellers, thereby making a net profit margin. The revenues generated by PBS were recognized from December 2006 onwards. We are currently sourcing for, as well as negotiating with, certain parties in countries in Other Markets to set up prepaid business companies. Similar to the Cards Business Unit, we may operate the Prepaid Business in certain countries through associated joint venture companies which may not be controlled by us. Hence revenues earned by such associated companies may not be consolidated by us. Instead, the Company will account for the dividends (if any) received from such entities as its income. For the next 2 to 3 years, we expect the Prepaid Business Unit in Other Asia Markets to be a significant contributor of the Company’s consolidated revenues. However, its gross profits margin will be lower than the other Business Units. For the year ended December 31, 2006, the Prepaid Business Unit in Other Asia Markets recorded total revenue of about US$261,501.

(ii) In China Market

     Enquiries are being conducted to determine if wholly foreign owned enterprises, of which APS China is one, are allowed to conduct the Prepaid Business in China. We expect to have the result of such enquiries by the middle of the second quarter 2007. Should the result be positive, we plan to launch the prepaid business along the same model adopted in the Other Markets. Otherwise, we will adopt an entry strategy similar to that of the Cards Business discussed above, i.e. APS (China) to provide business processes and data processing to Global Uplink on a revenue sharing arrangement, and should that be the case, the revenue generated shall be accounted for under the Processing Business Unit in China Market.

Management Initiatives and Plans

       In 2006, we took the following actions and initiatives:

     (i)      In the early part of 2006, we reduced our operating costs substantially by reducing staff payroll and consulting services fees while switching our growth strategy from that of a business development model to one of acquisitions and mergers.

     (ii)     In mid-2006, we successfully installed an almost entirely new management team, led by our new President & CEO, KK Ng, the founder and chief executive of Interpay International Group Ltd., the acquisition of which was completed on December 7, 2006 (See Item I of Part I).

     (iii)    In July 2006, the new management charted a strategic course with a new vision for the Company which was agreed and approved by the Board of Directors for immediate implementation as follows:

     “To be an internationally recognized and profitable provider of payments and loyalty-rewards related products and services to financial institutions, corporations and consumers at large in Asia, with a substantial operation in China.”

       (iv)     The following strategies have been devised to achieve our new vision:

       (a)       Focus on three lines of payments and loyalty-rewards related businesses: Processing Business, Cards Business and Prepaid Business (see Item 1 of Part I)
       (b)       Rapidly grow revenues of the 3 Business Units in the China Market, Emerging Asia Market, Affluent Asia Market and the Outer Asia Market through joint ventures, acquisitions and/or mergers.
       (c)       Expand the Management Team to effectively drive the three Business Units.
       (d)       Establish a Technology Centre to further develop and enhance existing systems to support the growth objectives of the 3 Business Units.

        (v)      We have established the following plans for 2007 for each of the Business Units in Other Asia Markets and China Market:

Processing Business Unit:

(i)	Other Asia Markets

(a)	To expand sales and market development personnel to have a wider geographical coverage
(b)	To increase number of technical staff to accelerate system enhancements and developments
(c)	To emphasize out-sourcing services on a revenue sharing basis.

(ii)	China Market

(a)	To set-up a Processing Centre in Guangzhou
(b)	To take over Global Uplink’s staff to commence operating the Operating Centre purchased from Global Uplink.
(c)	To commence selling into the small- and medium-size banks and multinational and local consumer products and services companies for our business processes out-sourcing and data processing services

Cards Business Unit:

(i)	Other Asia Markets

(a)	To commence operations of the payments cards companies in Mongolia and Qatar by the third and forth quarter, respectively.
(b)	To form two more joint venture payments card and/or loyalty- rewards card companies.
(c)	To recruit two executives each in the general management and operation functions of the Cards Business.

(ii)	China Market

(a)	To source for and negotiate with Chinese parties with a view to form a joint venture payments cards company
(b)	To launch a loyalty-rewards card program in the name of Global Uplink under the operation of Asia Payment Systems (China)

Prepaid Business Unit:

(i)	Other Asia Markets

(a)	To rapidly generate sales of prepaid products in Etop Malaysia.
(b)	To develop new user markets for long distance IDD prepaid products in Malaysia.
(c)	To form two joint venture companies to conduct Prepaid Business.

(ii)	China Market

(a)	To source for and negotiate with Chinese parties with a view to form a joint venture company to conduct Prepaid Business.
(b)	To begin selling prepaid products in the name of Global Uplink and under the operation of Asia Payment Systems (China).

Company’s Outlook

     The demands for payments and loyalty rewards related products and services by both the consumers and corporations still remain strong and growing in Asia, particularly in China Market. We now have a new management team, a new vision, new strategies, new plans and an enlarged organization. Therefore, we believe that the outlook of Asia Payment Systems, Inc. is positive. We expect that, barring any unforeseen circumstances and subject to the Company being able to raise further funds needed for the management to implement the plans as discussed above, the Company should be able to continue its momentum in generating revenues from all its 3 Business Units in 2007 and that China Market should begin to generate its maiden revenue in the third quarter of 2007.

Results of Operations

Full Year Ended December 31, 2006 Compared to Full Year Ended December 31, 2005

Revenue and Operating Expenses

     Revenue for our Processing Business Unit totaled $154,765 for the year ended December 31, 2006 as compared to $43,949 for the year ended December 31, 2005, an increase of $110,816 or 252%. The increase was primarily resulted from revenue of $83,916 generated by our new subsidiary, Cardtrend Systems Sdn. Bhd. in the last two months of 2006. The corresponding cost of sales was $75,460 for the year ended December 31, 2006 and

$13,527 for the same corresponding period in 2005. Gross margin for the year ended December 31, 2006 was approximately 87%, while gross margin for the same corresponding period in 2005 was approximately 69%, an increase of approximately 18%.

     Revenue for our Prepaid Business Unit totaled $261,501 for the year ended December 31, 2006. This revenue was generated from December 1, 2006 by our two subsidiaries in Malaysia. We did not have Prepaid Business Unit in 2005 and before. The corresponding costs of sales and discounts given to our dealers totaled $258,844. Gross profit for the year ended December 31, 2006 was $2,629, giving rise to a gross margin of about 1%.

     We did not record any revenue or income from the Cards Business Division for the year ended December 31, 2006 as there was no dividend received from our associated companies in Malaysia, in each of which we own 20% of the company’s equity.

     On a consolidated basis, the revenue for the Company for the year ended December 31, 2006 totaled $417,702, as compared to $43,949 for the year ended December 31, 2005, an increase of 850%. The corresponding total costs of sales and discounts given were $334,427 as compared to $13,527 for the same corresponding period in 2005, an increase of 2,472%. The total gross profit recorded by the Company was $83,276 for the year ended December 31, 2006 as compared to $30,422 for the year the year ended December 31, 2005, an increase of 174%.

     The above increases were due principally by the inclusion of Cardtrend’s revenue for approximately two months and the Malaysian subsidiaries’ revenue for approximately one month following acquisition. This additional revenue totaled $347,417. Revenue not related to the businesses acquired in 2006 totaled $70,849, an increase of 61% over 2005. Cost of sales in 2006 from the partial year results of the acquired companies was $310,831 while the remaining cost of sales was $79,364, an increase of 292%. Gross profit consisted of $34,586 from the acquisitions and $48,690 from other sources, the later representing a 60% increase over 2005.

     We incurred total operating expenses of approximately $4,327,837 in 2006, as compared to $4,073,372 in 2005. The increase of operating expenses in the amount of $254,465 (or 6%) was primarily contributed by the increase in the stock based compensation, particularly for consultants, and compensated by the reductions in R&D, business development expenses and travel expenses.

     Financing expense for the full year ended December 31, 2006 was approximately $305,689, as compared to $9,985 for the same corresponding period in 2005, an increase of 2,961%. This expense incurred resulting mainly from a convertible loan obtained in January 2006 in the amount of $200,000 with an interest rate of 12% per annum, and another convertible loan obtained on July 1, 2006 in the amount of $50,000 with an interest rate of 10% per annum. This $200,000 loan is convertible at $0.15 per share which was converted on September 28, 2006, with a 3-year warrant attached for each common share issued at an exercise price of US$0.30 per share. The $50,000 loan is convertible on or before June 30, 2007 at 75% of the average closing price of our stock for 5 days preceding the day of conversion and with a 3-year warrant attached for each common share issued at an exercise price of twice the price of the conversion price. This loan was converted on October 1, 2007. Towards the end of September 2006, the Company obtained 5 more new loans totaling $460,000, all at an interest rate of 10% per annum. Each of the said new loans is convertible at $0.10 within 30 days from the date of the loan agreement or at the average closing price of our stock for 5 days preceding the day of conversion if it is converted after 30 days from the date of the loan agreement but before the expiration of about 12 months from the date of the loan agreement. All the new loans were converted in October 2006, all within 30 days from the date of each of the loan agreements. The intrinsic values of the conversion features of all the above convertible loans totaling $133,614 have been expensed during 2006.

     Net loss for the year ended December 31, 2006 was $10,346,831 as compared to $4,051,889 for the year ended December 31, 2005, an increase of $6,294,942 (or about 155%). Most of this increase was the result of the loss on the impairment of goodwill (relating to the acquisitions of Interpay International Group Ltd.and Cardtrend Systems Sdn. Bhd. in 2006 totaling $5,799,210. Without the goodwill impairment loss, the net loss was $4,547,621 as compared to $4,051,889 for the year ended December 31, 2005, an increase of $4,95,732 (or about 12%). This increase was mainly due to an increase in interest expense.

Segments Reporting

     The following table shows the profit or loss and assets for each of the 3 reported segments of the Company for the year 2006:

	Processing	Prepaid	Card
	Business	Business	Business	Totals

Revenues from external customers	156,843	263,745	-	420,588

Intersegment revenues				-

Interest revenue	-	-	-	-

Interest expense	-	-	-	-
Depreciation and amortization	(9,575)	(5,783)	-	(15,358)

Segment profit/(loss)	(4,196,310)	27,783	4,537	(4,163,990)

Other signaficant noncash items:
Impairment of goodwill and
derivative liabilities	(3,941,503)	(1,092,811)	(1,092,811)	(6,127,125)

Segment assets	2,574,096	320,354	105,264	2,999,714

Expenditures for segment assets	29,363	305,648	0	335,011

     The following shows the reconciliations of reportable segment revenues, profit or loss, and assets, to the Company’s consolidated totals:

Revenues

Total revenues for reportable segments	420,588
Other revenues	1,436
Elimination of intersegment revenues	(4,322)
Total consolidated revenues	417,702

Profit or Loss

Total profit or loss for reportable segments	(4,163,990)

Other profit or loss	(6,182,841)

Elimination of intersegment profits	0

Assets

Total assets for reportable segments	2,999,714
Other assets	367,757
Elimination of receivables from corporate headquarters	(1,144,263)
Goodwill not allocated to segments	5,799,210
Impairment of goodwill	(5,799,210)
Consolidated total	2,223,208

Geographic Information

			Current Revenue Generating
Markets	Revenues	Long Lived Assets	Countries

China Market	828	678	China

Emerging Asia Markets	345,388	18,867	Malaysia, Philippines, Thailand

Affluent Asia Markets	115,273	1,805	Japan, New Zealand

Outer Asia Markets	-	-	-

Outside Asia Market	-	-	-

Total	417,065	21,349

(a)	The countries that are grouped under the 5 markets are: China Market : China.
Emerging Asia Market: Malaysia, Indonesia, Philippines, Vietnam, Thailand and India.

Affluent Asia Market: Hong Kong, Taiwan, Japan, Korea, Singapore, Australia and New Zealand.
Outer Asia market: Mongolia, Pakistan, Bangladesh, Sri Lanka, Kampuchea, South Pacific and Middle- eastern countries.

Outside Asia Market: All countries outside Asia, Pacific and Middle-east.
(b)	Revenues are attributed to countries based on location of customer.
(c)	Single largest customer of each segment:

     For the year 2006, revenue from one customer of the Company’s Prepaid Business segment represents approximately $260,501 of the company’s consolidated revenues of $ 417,702 (i.e. 66%) , and revenue from one customer of the Company’s Processing Business segment represents approximately $154,768 of the Company’s consolidated revenues (i.e. 37%).

Liquidity and Capital Reserve

     As of December 31, 2006, we had cash of $344,307, as compared to the ending cash balance at of December 31, 2005 in the amount of $110,566, an increase of $233,741 (or 211%).

     Net cash used in operating activities was $908,018 for the year ended December 31, 2006, compared to $1,555,972 for the same corresponding period in 2005. The decrease in net cash used in operations reflects the increase in stock based compensation for employees as well as services rendered by consultants.

     Net cash provided by financing activities was $1,461,559 for the year ended December 31, 2006, compared to $4,939,158 for the year ended December 31, 2005. $50,000 was financed by the additional draw down of a convertible loan committed in November 2005 and other convertible loans totaling $510,000.

     As of December 31, 2006, total current liabilities exceeded total current assets by $1,610,016 compared to $540,879 at December 31, 2005. Shareholders, directors and related party advances comprise $112,523 of the current liabilities, compared to $158,866 at December 31, 2005. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $143,526 owing to Kok Keng Low, our director and Chief Technology Officer, who was the principal shareholder of Cardtrend Systems Sdn. Bhd., $103,016 owing to Robert G. Clarke, our Chairman of the Board, and $96,636 owing to King K. Ng, our President and Chief Executive Officer.

Financial Condition

     As of December 31, 2006, our consolidated cash and cash equivalents totaled $344,307. Asia Payment Systems, Inc. had a cash balance of $15,837 while Cardtrend Systems, Interpay International Group of companies, Asia Payment Systems (HK), Asia Payment Systems (Singapore) and Asia Payment Systems (China) had a cash balance of $143,519, $1,289, $17,516, $299 and $165,553, respectively, which are reserved by the respective subsidiaries to meet their commitments and on-going requirements. Because of the strategic importance to set up the office in Shanghai, the Processing Centre in Guangzhou as well as the business development related expenses and the pre-operating expenses in the Processing Business in China, Asia Payment Systems (China) has spent more than $100,000 of the cash balance in the first quarter of 2007. In order to meet our payments for the audit services, we have ear-marked the cash balance for such expenses in the first quarter of 2007. Hence, as at April 30, 2007, we did not have sufficient funds to pay for the balance of payments to Global Uplink for the assets we have committed to purchase from Global Uplink in Guangzhou as well as to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shares in Global Uplink Ltd. The said agreement with Global Uplink (“GUCL Agreement”) stipulates that should we fail to do so by the end of April, 2007, our initial payment, which is equal to 10% of the purchase considerations of Reminbi 1,500,000, may be forfeited to Global Uplink, and that Global Uplink shall compensate us should there be any delay on the part of Global Uplink in fulfilling certain conditions on or before April 30, 2007. On May 2, 2007, we accepted an offer from 2 individual investors of $50,000 callable on-demand convertible loan each (please see “Subsequent Events” on Part II Item 8 of this Report) and paid the shareholders of Global Uplink Ltd. an aggregate sum of HK$400,000 of the balance sum of HK$450,000, leaving a balance of $50,000 to be paid as soon as possible, and at the same time, we discussed with Global Uplink on certain unmet conditions by both parties which led to the delay in the closing of the GUCL Agreement. Both parties have agreed to resolve the matter by the end of May 2007.

     We believe that with the exception of Etop Services (Malaysia), other subsidiaries have sufficient funds to operate their existing business over the next twelve months. However, our goal is to achieve profitability and to generate positive cash flows from operations. Our capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in our existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on our business, financial condition and results of operations. Our ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

*	First, our Business Units will attempt to successfully implement their business plans, manage expenditures according to their budgets, and generate positive cash flow from their operations;
*	Second, our Business Units will attempt to each develop an effective marketing and sales strategy in order to grow our businesses and compete successfully in our markets;
*	Third, we will attempt to gain our maiden revenue in China Market for our Processing Business, particularly the data processing services; and
*	Fourth, we will attempt to realize positive cash flow with respect to our Processing Business undertaken by Cardtrend Systems in order to provide us with cash flow

     We have established a management plan to guide us in growing our revenues and generating positive cash flows from operations during 2007. The major components of the plan are discussed on the subsection of Item 6 Part II entitled “Management Initiatives & Plans” of this annual report. No assurance can be given that we will be successful in implementing the plan. Our revenues and cash flows from operations depend on many factors including the success of our marketing programs, the maintenance and reduction of expenses and our ability to successfully develop and implementing new businesses in all the markets.

     The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational and pre-operating activities. In 2006, the Company incurred a net loss of $10,346,831 and a negative cash flow from operations of $908,018. As of December 31, 2006, the Company had a working capital deficit of $1,610,016 and an accumulated comprehensive loss of $16,867,923 since inception of our business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

     The following summarizes our significant contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

*

The conversion of 3,500,000 Series A Preferred Shares to 17,500,000 common stocks of the Company upon the increase of the authorized shares of the Company’s common stocks to above 100,000,000, which, we believe, will have no impact on our liquidity and cash flow in the future periods;

*

The conversion of 2,500,000 Series B Preferred Shares to 25,000,000 common stocks of the Company upon the increase of authorized shares of the Company’s common stock to above 100,000,000 which , we believe, will have no impact on our liquidity and cash flow in the future;

*

The payment of Renminbi 1,350,000 (approximately $175,000) by April 30, 2007 (and now extended to possibly by end of June 2007 due to reason as discussed in the section above) to Global Uplink Communications Ltd. for the purchase of the assets in the Operating Centre in Guangzhou, which, we believe, will reduce our liquidity to a negative position in the future periods if we are not able to raise the funds required as discussed in the section above;

*

The payment of Hong Kong Dollar 50,000 (approximately $6,410) by the end of June 2007 to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shareholdings in Global Uplink Ltd. which, we believe, will not have a material effect to our financial position; and

*

The issuance of 50,000 Series C Preferred Shares and the subsequent conversion of such shares to 5,000,000 common stocks of the Company, which, we believe, will not have any impact on our liquidity and cash flow in the future periods.

     The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     With our China, Hong Kong, Singapore, British Virgin Islands and Malaysia subsidiaries, we have operations and sales in various countries. Additionally, we export and import to and from other countries. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the sales and expenses are denominated in local currencies and may be affected as currency fluctuations affect our product prices and operating costs.

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. As of December 31, 2006, our debt consisted of convertible loans with fixed interest rates and an equipment lease obtained by our subsidiary, Etop Services (Malaysia) Sdn. Bhd. in Malaysia, with fixed interest rate.

     Our interest income was derived from US Dollar deposits in our subsidiaries’ bank accounts. Due to the nature of our short-term deposits, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosure is required.

      The table below presents a sensitivity analysis of fluctuations in foreign currency exchange rates:

For the Year Ended
December 31, 2006
Exchange Rate Sensitivity:
Net foreign currency gains (losses) recorded
in our consolidated statements of operations	$(5,718)
Foreign currency translation adjustments included
in other comprehensive income	$2,629

A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency gains and losses and translation adjustments of a de minimus amount.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements filed herewith are unaudited. We are unable to obtain audited financial statements at this time. Accordingly, the foregoing financial statements aer subject to change upon being audited by our auditors.

      We will amend this report upon receipt of audited financial statements.

Asia Payment Systems Inc. and Subsidiaries
(A Development Stage Company)

Unaudited Consolidated
Financial Statements for the year ended December 31, 2006 and Audited Consolidated Financial Statements
for the Year ended December 31, 2005

Asia Payment Systems Inc. and Subsidiaries
Unaudited Consolidated Balance Sheets

	As at 31st December	As at 31st December
	2006	2005
Assets
Current:
Cash	$344,307	$110,566
Accounts receivable	$286,779	$3,500
Other receivable	$11,287	$70,571
Prepaid expenses	$2,095	$15,108

Total Current Assets	$644,468	$199,745

Equipment, net	$309,105	$15,439
Prepaid deposits	$30,873	$9,674
Inventories	$4,221
Deferred compensation expense	$637,611	$0
Goodwill	$0
Intellectual Property	$491,667
Investments	$105,264

Total Assets	$2,223,208	$224,858

Liabilities
Current:
Accounts payable	$121,549	$148,488
Other payable	$1,017,882	$47,370
Unearned income	$37,844	$25,840
Accrued liabilities	$224,128	$188,212
Derivative Liability	$660,513
Interest payable	$0	$1,848
Due to related parties	($10,449)	$158,866
Interco Loans	$0
Loan payable	$203,016	$170,000

Total Current Liabilities	$2,254,484	$740,624
Non-current:
Convertible loan payable, net of unamortized discount of $126,863	$0	$23,137

Total Liabilities	$2,254,484	$763,761

Stockholders= Deficiency
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
10,000,000 preferred shares of $0.001 par value
Issued and Outstanding:
38,124,874 (2005 B 35,519,765 common shares)	$47,058	$35,620
Preference Shares (liquidation preference $7,439,286 at December 2006)	$6,000
Additional paid-in capital	$18,685,095	$9,817,936
Deferred stock based compensation	($1,944,332)	($3,871,367)
Deficit accumulated during the development stage	($16,868,970)	($6,522,138)
Accumulated other comprehensive income	($4,672)	$1,046

Total Stockholders= Deficiency	($79,820)	($538,903)
Minority Interest	$48,545
Total Liabilities and Stockholders= Deficiency	$2,223,208	$224,858

See accompanying notes to the unaudited consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
Unaudited Consolidated Statement of Operations and Comprehensive Loss

	For The	For The	For The Period From
	Year	Year	2-Oct-98
	Ended	Ended	(Inception ) Through
	31-Dec	31-Dec	31-Dec
	2006	2005	2006
Gross Revenue	$417,702	$43,949	$461,651
Less:
Discount Given	($102,960)	$0	($102,960)
Cost of goods and services	($231,467)	($13,527)	($244,994)
Gross profit	$83,276	$30,422	$113,698
Operating expenses
General and administrative	($484,353)	($410,148)	($1,766,856)
Stock based compensation	($2,508,194)	($1,982,439)	($5,188,416)
Gain/(loss) on derivatives	($301,119)		($301,119)
Management fees	($337,492)	($458,901)	($1,275,543)
Professional fees	($520,624)	($479,692)	($1,296,118)
Business development	$0	($60,000)	($60,000)
Investment impairment	$0	($497,326)	($497,326)
Amortization of deferred compensation	($84,213)		($84,213)
Amortization of Intellectual Property	($8,333)		($8,333)
Research and development	$0	($51,077)	($83,331)
Travel	($63,092)	($126,404)	($335,266)
Amortization and depreciation	($20,418)	($7,385)	($39,193)
Other	$0	$0	($35,550)
Total operating expenses	($4,327,837)	($4,073,372)	($10,971,263)
Other income (expenses)
Impairment of Goodwill	($5,799,210)		($5,799,210)
Interest expense	($305,689)	($9,985)	($315,674)
	($10,349,460)	($4,052,935)	($16,972,449)
Extra ordinary item	$0		$100,851
Net loss	($10,349,460)	($4,052,935)	($16,871,598)
Foreign currency translation gain	$2,629	$1,046	$3,675
Comprehensive loss before Minority Interest	($10,346,831)	($4,051,889)	($16,867,923)
Minority Interest	$3,909		$3,909
Comprehensive loss after Minority Interest	($10,342,923)	($4,051,889)	($16,864,015)

Weighted average number of shares outstanding C basic and diluted	37,343,008	33,285,829
Net loss per share C basic and diluted	($0.28)	($0.12)

See accompanying notes to the unaudited consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries’ Unaudited
Consolidated Statement of Stockholders’ Deficiency
For the period From October 2, 1998 (Inception) Through
December 31, 2006
				Additional	Deferred	Accumulated Accumulated
	Common Shares			Stock	During the	Other
			Preferred Paid-In		Based	Development Comprehensive
	Shares	Amounts Shares		Capital	Compensation	Stage	Income (Loss)	Total
Common stock issued for cash at
$0.002 per share	5,000,000	$5,000		$5,000	$0		$0	$10,000
Net loss for the period from
inception to December 31, 2000	0	$0		$0	$0	($420,892)	$0	($420,892)
Balance, December 31, 2000	5,000,000	$5,000	$0	$5,000	$0	($420,892)	$0	($410,892)
Common stock issued in exchange
for retirement of debt at $0.05 per
share	4,400,000	$4,400		$215,600	$0	$0	$0	$220,000
Net loss for the year ended
December 31, 2001	0	$0		$0	$0	($224,444)	$0	($224,444)
Balance, December 31, 2001	9,400,000	$9,400		$220,600	$0	($645,336)	$0	($415,336)
Common stock issued in exchange
for retirement of debt at $0.05 per
share	7,185,320	$7,185		$352,081	$0	$0	$0	$359,266
Net loss for the year ended
December 31, 2002	0	$0		$0	$0	($112,822)	$0	($112,822)
Balance, December 31, 2002	16,585,320	$16,585		$572,681	$0	($758,158)	$0	($168,892)
Net loss for the year ended
December 31, 2003	0	$0		$0	$0	($213,105)	$0	($213,105)
Balance, December 31, 2003	16,585,320	$16,585		$572,681	$0	($971,263)	$0	($381,997)
Common stock issued for Welway
shares in February 2004	6,500,000	$6,500		$6,321	$0	$0	$0	$12,821
Equity units issued for cash	3,180,861	$3,181		$573,501	$0	$0	$0	$576,682
Common stock issued in exchange
for settlement of debt	1,322,220	$1,322		$197,113	$0	$0	$0	$198,435
Common stock issued for stock
options exercised	1,536,980	$1,537		$24,699	$0	$0	$0	$26,236
Stock compensation expense	0	$0		$983,527	($285,744)	$0	$0	$697,783
Net loss for the year ended
December 31, 2004	0	$0		$0	$0	($1,497,940)	$0	($1,497,940)
Balance December 31, 2004	29,125,381	$29,125	$0	$2,357,842	($285,744)	($2,469,203)	$0	($367,980)
Common stock issued for consulting
services in January 2005	625,000	$625		$293,125	$0	$0	$0	$293,750
Common stock issued for cash in
January 2005 at $0.40 per share	62,500	$63		$24,937	$0	$0	$0	$25,000
Common stock issued for consulting
services in February 2005	500,000	$500		$534,500	$0	$0	$0	$535,000
Common stock issued for cash in
February 2005 at 0.60 per share	50,334	$50		$30,150	$0	$0	$0	$30,200
Equity units issued for cash in
February 2005 at $0.67 per unit	149,254	$149		$99,851	$0	$0	$0	$100,000
Common stock issued for cash in
March 2005 at $0.75 per share	113,332	$113		$84,887	$0	$0	$0	$85,000
Equity units issued for cash in March
2005 at $0.85 per unit, net	252,305	$253		$214,212	$0	$0	$0	$214,465

See accompanying notes to the consolidated financial statements.
F-3

Asia Payment Systems Inc. and Subsidiaries’ Unaudited
Consolidated Statement of Stockholders’ Deficiency (Continued)
For the period From October 2, 1998 (Inception) Through
December 31, 2006

				Additional	Deferred	Accumulated Accumulated
	Common Shares			Stock	During the	Other
			Preferred	Paid-In	Based	Development Comprehensive
	Shares	Amounts Shares		Capital	Compensation	Stage	Income (Loss)	Total
Equity units issued for cash in July
and August 2005 at $0.95 per unit, net	1,088,159	$1,088		$899,287	$0	$0	$0	$900,375
Common stock issued in exchange for
settlement of debt	312,500	$313		$99,687	($30,000)	$0	$0	$70,000
Common stock issued for warrants
exercised	216,000	$216		$89,784	$0	$0	$0	$90,000
Common stock issued for stock
options exercised	3,125,000	$3,125		$394,275	$0	$0	$0	$397,400
Stock based compensation	0	$0		$4,573,090	($3,813,785)	$0	$0	$759,305
Amortization of deferred stock based
compensation	0	$0		$0	$245,471	$0	$0	$245,471
Beneficial conversion feature	0	$0		$135,000	$0	$0	$0	$135,000
Cancellation of warrants	0	$0		($12,691)	$12,691	$0	$0	$0
Foreign currency gain	0	$0		$0	$0	$0	$1,046	$1,046
Net loss for the year ended December
31, 2005	0	$0		$0	$0	($4,052,935)	$0	($4,052,935)
Balance December 31, 2005	35,619,765	$35,620	$0	$9,817,936	($3,871,367)	($6,522,138)	$1,046	($538,903)
Beneficial conversion feature	-	-		$154,549	-	-	-	$154,549
Stock based compensation	-	-		$1,752,844	-	-	-	$1,752,844
Amortization of deferred stock based
compensation	-	-			$712,194	-	-	$712,194
Foreign currency loss	-	-			-	-	($5,718)	($5,718)
Reversal of deferred employee stock-
based compensation under AFAS
123R	-	-		($1,214,841)	$1,214,841	-	-	$0
Common stock issued for consulting
services	4,200,000 $ 4,200			$ 432,624				$436,824
Common stock issued for convertible
loans	231,000 $ 231			$ 321,539				$321,770
Common stock issued to settle debt
from stock options	7,007,071 $ 7,007			$ 369,026				$376,033
17,500,000 Preferred Stock Series A
for acquisition of new companies			$3,500	$3,971,500				$3,975,000
2,500,000 Preferred Stock Series B
issued for acquisition of new
companies			$2,500	$3,461,786				$3,464,286
Adjustment from derivative options &
warrants				($381,867)				($381,867)
Net loss for the year ended December
31, 2006	-	-	-		-	($10,346,832)	-	($10,346,832)

Balance as at December 31, 2006	47,057,836	$47,058	$6,000	$18,685,096	($1,944,332)	($16,868,970)	($4,672)	($79,820)

See accompanying notes to the unaudited consolidated financial statements.
F-4

Asia Payment Systems Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	For the	For the	For the Period From
	Year Ended	Year Ended	Oct. 2, 1998 (Inception)
	31-Dec-07	31-Dec-07	Through December 31
			2006
Cash Flows From Operating Activities
Net loss	($10,346,831)	($4,052,935)	($16,868,969)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization and depreciation	$20,418	$7,385	$39,193
Loss from disposal of asset		$288	$288
Acquisition expense	$0	$0	$11,050
Stock-based compensation	$2,508,194	$1,982,439	$5,188,416
Gain/Loss on Derivatives	$301,119		$301,119
Impairment of investment		$497,326	$497,326
Goodwill impairment	$5,799,210		$5,799,210
Amortization of deferred compensation	$84,213		$84,213
Amortization of Intellectual Property	$8,333		$8,333
Amortization of discount		$8,137	$8,137
Gain on forgiveness of debt	$0	$0	$100,851
Changes in operating assets and liabilities:			$0
Accounts receivable	($283,279)	($2,355)	($286,779)
Other receivable	$59,284	($70,571)	($11,287)
Prepaid deposits and prepaid expenses	($8,186)	($45,587)	($62,969)
Inventories	($4,221)		($4,221)
Deferred Compensation	$0		$0
Accounts payable	($26,939)	$74,077	$273,276
Interest payable	($1,848)	$1,848	$0
Other payable	$970,512	$47,370	$1,017,882
Unearned income	$12,004	$25,840	$37,844
Derivative Liability	$0		$0
Accrued liabilities	$0	($29,234)	$39,299

Net cash used in operating activities	($908,018)	($1,555,972)	($3,827,789)

Cash Flows From Investing Activities
Purchase of assets	($314,083)	($7,562)	($347,621)
Disposal of equipment	$0	$253	$253
Investment and advance to joint venture	$0	($497,326)	($497,326)
Cash acquired in WelWay acquisition	$0	$0	$330

Net cash used in investing activities	($314,083)	($504,635)	($844,364)

Cash Flows From Financing Activities
Due to related parties	($169,314)	$205,275	$511,268
Proceeds from exercise of warrants	$0	$90,000	$90,000
Proceeds from exercise of stock options	$0	$181,032	$207,268
Proceeds from loan payable	$9,880	$220,000	$549,880
Proceeds from issuance of convertible debts	$710,000		$710,000
Common stock issued for debt	$910,992	$100,000	$1,788,693
Common stock issued for cash, net	$0	$1,355,040	$1,164,021

Net cash provided by financing activities	$1,461,559	$2,151,347	$5,021,131

Net increase in cash	$239,458	$90,740	$348,978
Effect of exchange rate changes on cash	($5,717)	$1,046	($4,671)
Cash, beginning of year/period	$110,566	$18,780	$0

Cash, end of year/period	$344,307	$110,566	$344,307

Supplementary Cash Flow Information
Tax paid	0	0	0
Interest paid	0	0	0
Non-cash transaction Common stock & debt issued for WelWay acquisition	0	0	12,491
Common stock option exercised for related party debt settlement	0	216,368	216,368
Common stock issued for debt	910,992	100,000	1,788,693

See accompanying notes to the unaudited consolidated financial statements.

Asia Payment Systems Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
December 31, 2006 and Audited Consolidated Financial Statements For December 31, 2005

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

The Company commenced its planned principal operations and started generating revenue from its pilot project in the first quarter of 2005. The Company continued to develop prototype systems for testing by potential customers. Revenue generated from the pilot project has yet to be significant, and therefore, the Company continues to be considered a development stage company. However, on December 7, 2006, the Company completed the acquisition of Interpay International Group Ltd.(“IIG”) group of companies, which is an operator of payments and loyalty-rewards cards, and on October 31, 2006, completed the merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend”) which is a provider of software solutions to operators of payments and loyalty-rewards cards. Revenue and expenses from Cardtrend were recognized from November 2006 onwards while IIG’s revenue and expenses were recognized from December 8, 2006 onwards.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. For the year ended December 31, 2006, the Company incurred a net loss of $10,346,831 and net cash used in operating activities of $908,018. At December 31, 2006, the Company had a working capital deficiency of $1,610,016 and stockholders' deficiency of $79,820. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2006. The Company's stock trades on the NASDAQ OTC:BB market under the symbol APYM.

2. Summary of Significant Accounting Policies

Basis of Presentation
The unaudited consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

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

*

Asia Payment Systems Pte. Ltd., incorporated under the Company Ordinance of Singapore. The subsidiary was incorporated in August 2005 for nominal consideration to facilitate operations in South-east Asia. The shares are held by one of the Company's directors in trust. Shares will be transferred to the Company in 2007.

*

Asia Payment System (China) Co., Ltd., incorporated under the Company Ordinance of China. The subsidiary was incorporated in November 2005 for registered capital of $200,000, of which, $100,000 was funded as of December 2005. The balance of $100,000 was funded in October 2006.

*

Cardtrend Systems Sdn Bhd, incorporated under the Company Ordinance of Malaysia. The subsidiary was acquired on October 31, 2006. CSSB provides a complete IT solution for payment cards, prepaid products and payment card processing services to potential clients mainly in Asia Pacific region.

*

Interpay International Group Ltd., incorporated under the Company Ordinance of British Virgin Islands. The subsidiary was acquired on December 7, 2006. IIG is the parent company of the following companies :

Shareholding 100%	Company Name Interpay International Resources Limited, incorporated under the Company Ordinance of British Virgin Islands.
*	20% in Synergy Cards Sdn Bhd,, incorporated under the Company Ordinance of Malaysia

*	20% in Isynergy Sdn Bhd,, incorporated under the Company Ordinance of Malaysia,

100%	Interpay International Franchising Limited incorporated under the Company Ordinance of British Virgin
Islands

100%	Interpay International Associates Limited Limited incorporated under the Company Ordinance of British
Virgin Islands

100%	Interpay International Airtime Private Limited incorporated under the Company Ordinance of Singapore.
* 60% in Etop Services Sdn Bhd, incorporated under the Company Ordinance of Malayia.

100%	Interpay International M-Commerce Private Limited incorporated under the Company Ordinance of
Singapore

100%	Interpay Asia Sdn. Bhd., incorporated under the Company Ordinance of Malaysia.

100%	Payment Business Solution Sdn Bhd., incorporated under the Company Ordinance of Malaysia.

All material inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates
For the year ended December 2004, we did not generate any revenue. For the year ended December 31, 2005, we generated nominal revenue from the Processing Business operations. For the three quarters ended September 30, 2006, we continued to generate nominal revenue from our Processing Business operations. For the quarter ended December 31, 2006, we recorded higher revenue generated from the Processing Business operations due to the revenue generated by Cardtrend Systems Sdn. Bhd., our new wholly owned subsidiary, as well as from our Prepaid Business operation from Payment Business Solutions Sdn. Bhd., a wholly owned subsidiary of Interpay International Group Ltd., our newly acquired wholly owned subsidiary. We have recognized losses from the combined operations of all the three Business Units, and the foregoing discussion of our plan of operations is based in part on our consolidated financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial statements and results of operations are discussed below.

Foreign Currency Translation
The accompanying consolidated financial statements are presented in U.S. dollars. The functional currencies of the subsidiaries are U.S. dollars except for the following subsidiaries:

*	Asia Payment Systems Limited, Hong Kong – Hong kong Dollar

*	Cardtrend Systems Sdn Bhd – Ringgit Malaysia

*	Interpay Asia Sdn Bhd – Ringgit Malaysia

*	Etop Services Sdn Bhd – Ringgit Malaysia

*	Payment Business Solution Sdn Bhd – Ringgit Malaysia

*	Interpay International Airtime Pte Ltd – Singapore Dollars

*	Interpay International M-Commerce Pte Ltd – Singapore Dollars

Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders’ equity.

December 31, 2006

Period end HKD : US$ exchange rate	7.7771

Average period HKD : US$ exchange rate	7.7855

Period end CNY: US$ exchange rate	7.8041

Average period CNY: US$ exchange rate	7.927

Period end RM: US$ exchange rate	3.527

Average period RM: US$ exchange rate	3.60

Period end SGD: US$ exchange rate	1.5338

Average period SGD: US$ exchange rate	1.55

Comprehensive Income/Loss
Comprehensive income/loss is defined to include all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that is presented with the same prominence as other financial statements.

Economic and Political Risks
The Company's operations are conducted in Asia. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Asia, particularly in Malaysia where majority of the company operations is now located resulting from the acquisition of InterPay International Group Limited and the merger of Cardtrend Systems Sdn. Bhd, and by the general state of the Asian economy.

The Company's operations in Asia, particularly for those planned in China, are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in Asia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Derivative Financial Instruments
Pursuant to Emerging Issues Task Force Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), outstanding stock warrants, conversion features and vested stock options issued to parties other than employees are classified as liabilities and derivative financial instruments if the Company has insufficient authorized stock to settle its obligations were holders to exercise their purchase or conversion rights. Employee stock options are not classified as liabilities or as derivatives but are considered as having a claim on authorized but unissued shares when determining if sufficient shares are available to satisfy the Company’s other potential share obligations. When classified as derivative liabilities, the liability is recorded at estimated fair value at each balance sheet date. For any equity instrument initially classified as equity but subsequently reclassified as a liability, additional paid-in capital is reduced by the estimated fair value at the reclassification date. Changes in fair value subsequent to classification as a liability are recorded as gains or losses on derivatives.

At December 31, 2006, a derivative liability was recognized in the amount of $660,513 which is the fair value, as estimated by an independent valuation firm, of all of the Company’s outstanding warrants and vested non-employee stock options. $381,867 of this amount was recorded as a reduction in additional paid-in capital as the independent valuation firm’s estimate of the instruments’ fair value at the various dates at which they were reclassified as liabilities. The additional $278,646 was recorded as a charge to net income.

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

Accounts Receivable
As of December 31, 2006, the Company has total account receivables amounted to $286,779.

Subsidiaries	$
Asia Payment Systems, Inc.	3,446
Asia Payment Systems, (HK,China,Spore)	8,843
Cardtrend Systems Sdn. Bhd.	243,057
InterPay International Group Ltd.	31,432
Total	286,779

The receivable outstanding amount of $3,446 in the book of Asia Payment Systems, Inc. was fully collected as at January 31, 2006.

The previous shareholders of Cardtrend SystemsSdn. Bhd. (“Cardtrend”) have guaranteed about 60% collectible on the total account receivables of Ringgit Malaysia 1,345,025 (about $365,000) as of July 31, 2006 (“Guaranteed Receivables”) pursuant to the terms and conditions as set forth in the Share Exchange Agreement dated September 28, 2006 entered into between Asia Payments and the shareholders of Cardtrend. This guarantee is supported by a deposit sum of Ringgit Malaysia 800,000 (about $217,096) (“Guarantee Sum”) as at July 31, 2006 placed by Kok Keng Low, the then principal shareholder of Cardtrend.. Cardtrend will repay and have been repaying Mr. Low from time to time of an aggregate amount of up to the difference between the Guarantee Sum and the outstanding amount of the Guaranteed Receivables. As of December 31, 2006, the outstanding amount of the Guarantee Receivables was Ringgit Malaysia 345,133 (about $97,743) and the balance of the Guarantee Sum was Ringgit Malaysia 658,089 (or $186,374).

The receivable outstanding amount of $31,432 in the book of Payment Business Solutions Sdn. Bhd., a wholly owned subsidiary of Interpay International Group Ltd., was fully collected as at 31st January 2007.

No allowance for doubtful accounts was provided or estimated to be warranted at December 31, 2006 and 2005.

Fair Value of Preferred Shares Issued
On May 18, 2006, the Company signed an agreement to acquire all the shares of Interpay International Group Ltd. (“IIG”) in exchange for the issuance of 3.5 million Series A preferred Shares which are convertible to 17.5 million common shares of the Company, upon Company’s authorized number of common shares being increased to 100 million or more. The 3.5 million Series A Preferred Shares, had a fair value of $3,975,000 at May 18, 2006, as estimated by an independent valuation firm, of which, $3,278,432 million is attributable to goodwill and $721,824 as deferred compensation for engaging the service of King K. Ng as our President & CEO for five years commencing from May 22, 2006.

Following is a condensed consolidated balance sheet of IIG acquired as of the acquisition date of December 7, 2006 date of the acquisition’s consummation.

$
Current assets	3,028
Fixed assets	279,209
Other assets	1,811
Deferred compensation	721,824
Goodwill	3,278,432
4,284,304

Current liabilities	309,304
Equity	3,975,000
4,284,304

With the acquisition of IIG, we gained the capability of providing consultancy and business processes out-sourcing (“BPO”) services to operators of payments and loyalty rewards cards. We were willing to pay for goodwill because of connections, organizational capabilities, know-how and the employees of IIG to solicit, negotiate with outside parties in Asian countries to form, set-up and manage joint venture companies to conduct businesses in the issuance of payment cards (credit cards, debit cards and prepaid cards using international brands such as Visa and MasterCard as well as proprietary brands) and loyalty-rewards cards (discount cards, cash-back cards and bonus points cards), and the distribution of prepaid products (mobile telecommunication prepaid airtime, Internet services prepaid airtime, entertainment prepaid services, transportation prepaid tickets and gift cards).

On September 28, the company signed an agreement to merge with Cardtrend Systems Sdn Bhd (“Cardtrend”) in exchange for the issuance of 2.5 million of the Company’s Series B Preferred Shares which are convertible to 25 million of the Company’s common shares upon the Company’s authorized shares being increased to 100 million or more. The 2.5 million Series B Preferred Shares had a fair value of $3,464,286 at September 28, 2006, as estimated by an independent valuation firm, of which $3,036,006 is attributable to goodwill and $500,000 the fair value of the software developed and owned by Cardtrend as estimated by an independent valuer.

Following is a condensed consolidated balance sheet of Cardtrend acquired as of the acquisition date of October 31, 2006 date of the acquisition’s consummation.

$
Current assets	689,665
Fixed assets	19,751
Other assets	0
Goodwill	3,036,006
3,745,422

Current liabilities	281,136
Equity	3,464,286
3,745,422

With the acquisition of Cardtrend, we gained the rights to all the Cardtrend’s in-house developed software for the processing of payment cards (credit cards, debit cards and prepaid cards) and loyalty-rewards cards (cash-back cards and bonus points cards) and the administration of prepaid reloads. We were willing to pay for goodwill because of connections, organizational capabilities, know-how and the employees of Cardtrend to continue development of software related to the payments cards, loyalty-rewards cards and prepaid reloads using technology involving magnetic cards, smart cards, mobile short message services (SMS) and the Internet .

The acquisitions of Cardtrend and IIG will also eliminate the cash requirement for capital contributions to our potential joint venture companies in conducting payments cards, loyalty-rewards cards and prepaid businesses as we will make such capital contributions through the supplies and installations of Cardtrend’s software and the initial set-up of the business processes relating to the operations, and the subsequent management, of the joint venture companies by IIG.

Impairment of Goodwill and Other Intangible Assets
As of December 31, 2006, our consolidated goodwill was $5,799,210, and we attach no value to our intangible assets with indefinite lives, which consist of trademarks and intellectual property in the software developed and owned by us. As at the time of preparing this Report, we tested our goodwill and intangible assets for impairment considering the conditions surrounding the Business Units. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our Business Units. As we could not forecast with reasonable degree of certainty, the revenue to be generated by the subsidiaries of (“IIG”) and the receipt of dividends from the associated companies of IIG., as well as on the revenue of Cardtrend, for the foresee able future, we have determined that the recorded goodwill of $5,799,210 associated with the acquisition of IIG and the merger with Cardtrend., were impaired.

Revenue Recognition
The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company further recognizes revenue from the licensing of Cardtrend’s software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

For our Processing Business operations, we recognize revenue as we are entitled to issue invoices to our clients for services rendered progressively and/or periodically as agreed in a service contract. Revenue for the licensing of software is recognized when the criteria in the preceding paragraph have been met and delivery has occurred. If, as is usually the case, the delivery of the software is part of an arrangement that includes the installation of the software, revenue is recognized when the installation is complete and customer acceptance has occurred. Contracts for the maintenance and support of the software are priced separately for one year periods and revenue is recognized ratably over service period.

For the year ended December 31, 2006, the Processing Business Unit, comprising Asia Payment Systems, Inc.’s contract with DFS Okinawa and Cardtrend, recorded gross revenue of $83,918 as compared to $43,949 for the year ended December 31, 2005, an increase of 90%. Asia Payment Systems, Inc. has terminated the DFS Okinawa Contract as at December 31, 2006 and Cardtrend has entered into a 2-year renewable contract with DFS Okinawa effective January 1, 2007. Hence, Asia Payment Systems, Inc. no longer contributes any revenue to the Processing Business Unit from January 1, 2007 onwards.

For our Prepaid Business operations, we recognize revenue as we are entitled to issue invoices to our dealers for goods delivered at face value. We record the discounts given to the dealers and costs of goods sold (i.e. face value of the goods less discounts received from our suppliers) to arrive at our gross profits before operating expenses. For the year ended December 31, 2006, the Prepaid Business Unit, comprising Etop Services (Malaysia) Sdn. Bhd. and Payment Business Solutions Sdn. Bhd., both being subsidiaries of Interpay International Group Ltd. which in turn is a wholly owned subsidiary of Asia Payments, recorded gross revenue of $261,501 The Prepaid Business Unit did not exist in 2005.

For our Cards Business operations, we recognize revenue from our subsidiaries and associated companies which we can determine that we have management control over the operations. Such subsidiaries and associated companies recognize revenues earned from card fees, merchant fees or commissions, interchange fees, cash advance/withdrawal fees, interest or share of interest income and any other fees billed to cardholders as well as to merchants. We do not recognize revenue generated by our associated companies which we do not have management control but we record dividends received (if any) from such associated companies. In 2006, we did not record any revenue nor did we receive any dividend from our associated companies under the Cards Business Unit. The Cards Business Unit did not exist in 2005.

Together with interest income of $1,464 from other non-operating subsidiaries, for the year ended December 31, 2006, we recorded total gross revenue of $417,702, as compared to $43,949 for the year ending December 31, 2005, an increase of 1100%.

Inventory
As of December 31, 2006, inventories, belonging to our subsidiaries, Payment Business Solutions and Etop Services (Malaysia) were $4,221 based on the lower of historical cost or market value.

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

During the year ended December 31, 2006, the Company issued 4,800,000 common shares at market value of $482,482 for consulting services.

For the year ended December 31, 2006, the Company expensed stock-based compensation from stock options to directors,

officers and employees in the amount $1,656,083 and to consultants in the amount of $776,730, a total of $2,432,813. At December 31, 2006, the unamortized balances of the fair value of stock options issued to directors, officers and employees, and consultants were $2,438,394 and $466,563, respectively, a total of $2,904,957.

Net Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 67,257,287 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Reclassifications
Certain prior period amounts were reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements
Accounting Standard Issued in 2004
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

Recently Issued Accounting Standards
FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not believe FIN 48 will have an impact on its consolidated financial statements.

SFAS 157, “Fair Value Measurements”. In September 2006, the FASB issued SFAS 157, “Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

3. Equipment

Equipment is recorded at cost less accumulated depreciation. The cost of computer equipment and auto are depreciated on a straight-line basis over their estimated life of three to five years.

			31ST	31ST
			DECEMBER	DECEMBER
			2006	2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	DEPRECIATION	VALUE	VALUE

Computers, office equipment &
renovation	$395,814	$86,709	$309,105	$13,036
Auto	$0	$0	$0	$2,403

Fixed Asset, net	$395,814	$86,709	$309,105	$15,439

4. Related Party Transactions

The Company had the following transactions for the year ended December 31, 2006 recorded at their exchange amount, with related parties:

Incurred $42,392 (2005 - $31,500) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $72,154 (2005 - $110,792) for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with directors, officers and companies controlled by certain officers and/or directors, were outstanding:

	Dec. 31, 2006	Dec. 31, 2005
Due to directors, officers and companies owned by	$ 373,177	$ 158,866
directors and officers

5. Other Receivables and Other Payables

The Company reported a total of $13,673 other receivables for the year ended December 31, 2006.

$
Asia Payment Systems (China) Co. Ltd.	284
Cardtrend Systems Sdn. Bhd.	13,389

The total other account payables for the year ended December 31, 2006 was $1,017,882.

$
Consultancy &professional fees, salaries, & Management fee payables	553,958
Amount due to a previous shareholder of Cardtrend (director of Asia Payments)	186,748
Other non trade creditors	277,176

6. Loan Payable

In 2001, the joint venture partner in China advanced $100,000 to the Company. The loan is non-interest bearing and no repayment terms.

In December 2005, the Company obtained a loan of $70,000 per agreement signed in December 2005. This loan was fully repaid with interest in June 2006.

7. Income Tax

The Company’s deferred income tax assets total approximately $3.735,000 and are offset by a valuation allowance of the same amount. Substantially all of the deferred tax assets relate to the Company’s net operating loss carryovers. Such carryovers are estimated to be approximately $10,984,000. The deferred tax asset has been entirely offset by a valuation allowance because the Company has not established a history of earnings and it is therefore inappropriate to assume as it is more likely than not that the loss carryovers will be utilized before they expire in various years beginning in 2019.

Even if there is taxable income prior to the expiration of the net operating loss carryovers it is possible that some, all or even more than 100% of consolidated taxable income could be subject to income tax in jurisdictions that do not allow for the use of the carryovers or for losses from other subsidiaries.

A reconciliation of the expected income tax benefit at the federal income tax rate with the income tax benefit actually recorded is as follows:

	2006	2005
Net Loss	$ 10,342,923	$ 4,051,889
Expected income tax benefit at 34%	$ 3,516,594	$ 1,232,252
Less effects of nondeductible expenses:
Impairment of goodwill	$ (1,971,731)
Amortization of Deferred Compensation	$ (28,632)
Increase in deferred tax valuation allowance	$ (1,516,231)	$ (1,232,252)
Income tax expense	$ 0	$ 0

8. Capital Stock

In December 2006, the company issued 250,000 common shares for $55,000 as the second and final payment for consulting services pursuant to the May 16, 2006 agreement as discussed below.

In December 2006, the Company issued 50,000 common shares to a consultant who exercised his options of 50,000 granted to him at $0.001 for his consulting services rendered in 2006.

In November 2006, the Company issued 274,109 common shares to Matt Mecke for settlement of unpaid salaries amounted to $30,151.99 and 550,000 common shares to Financial Media Relations for a one year non cancelable investor and public relation contract valued at 0.12 for a full payment of $66,000 .

In July 2006 the Company issued 250,000 common shares for $55,000 as part of its May 16, 2006 agreement for consulting services with a market value based on the Company’s closing price on the contract date.

In July 2006 the Company issued 200,000 common shares for $42,000, pursuant to an agreement of May 17, 2006 for consulting services for one year with a market value based on the Company’s closing price on the contract date.

In July 2006 the Company issued 650,000 common shares with a market value on the agreement date of $117,000, pursuant to an agreement of June 28, 2006 with Sussex Avenue Partners, LLC., whereby both parties agreed to terminate the previous consulting agreement dated February 17, 2005 which specified the issuance of 1,500,000 shares with a market value of $ 149,500.

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

9. Stock Options

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

During the year ended December 31, 2006, the Company granted a total of 12,580,000 stock options to directors, employees and consultants for services; 400,000 pursuant to 2004 non-qualified stock option plan, 830,000 pursuant to 2005 non-qualified stock option plan and 11,350,000 outside of the Plans. The options were granted at the exercise price at $0.001 to $0.30 per share.

The fair value of 11,350,000 stock options granted to directors, officers and employees was estimated to be $2,493,200 for the life of the options, of which, $205,176 was fully expensed in the year ended December 31, 2006, the balance of $1,606,426 will be expensed for the life of the options.

The fair value of 830,000 stock options granted to independent consultants was estimated to be $104,470 for the life of the options, of which, $95,395 was expensed in the year ended December 31, 2006 and $9,075 was deferred.

The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.5% to 5,5%, expected volatility of 180% to 300%, an expected option life of 1 to 8 years and no expected dividends. The weighted average fair value of options granted was $0.20 per share.

A summary of the changes in the Company's common stock purchase options is presented below:

					Average
					Exercise
	2004 Plan	2005 Plan	2006(No Plan)	Total	Price

Balance December 31, 2005	1,188,000	3,740,000	0	4,928,000	$0.68

Granted	600,000	1,011,000	11,350,000	12,961,000	$0.18
Forfeited and Cancelled	(605,000)	(2,840,000)		(3,445,000)	$0.79

Exercised	(600,000)	(881,000)	0	(1,481,000)	$0.02

Balance December 31, 2006	583,000	1,030,000	11,350,000	12,963,000	$0.20

Additional information regarding options outstanding at December 31, 2006 is as follows:

		Outstanding			Excercisable
		Weighted
		Average	Weighted			Weighted
	Number	Remaining	Average		Number	Average
Exercise	of	Contractual	Exercise		of	Exercise
Price	Shares	Life (years)	Price		Shares	Price
$ 0.001	150,000	4.00	$ 0.001	600,000	-	$ 0.001
$ 0.10	850,000	10.11	$ 0.10	3,537,500	125,000	$ 0.10
$ 0.13	5,500,000	9.67	$ 0.13	56,075,000	625,000	$ 0.13
$ 0.20	2,743,000	9.44	$ 0.20	25,892,917	493,000	$ 0.20
$ 0.28	3,030,000	7.91	$ 0.28	23,965,833	715,000	$ 0.28
$ 0.30	290,000	3.72	$ 0.30	1,080,000	240,000	$ 0.30
$ 0.85	400,000	3.58	$ 0.85	1,433,333	300,000	$ 0.85
	12,963,000	8.82	$ 0.20		2,498,000

10. Commitments

On December 23, 2006, the Company granted 600,000 options from its 2005 Non-qualified Stock Incentive Plan at an exercise price of $0.001 per share to a consultant pursuant for an one-year contract for the consultant to provide business development consulting services in China and Hong Kong. The intrinsic value of $60,000 was fully expensed in the fourth quarter of 2006. The consultant exercised all his options in December 2006. On January 8, 2007, the Company issued and delivered 600,000 common to the consultant

On December 23, 2006, the Company granted 400,000 options from its 2004 Non-qualified Stock Incentive Plan at an exercise price of $0.001 per share to a consultant pursuant for an one-year contract for the consultant to provide business development consulting services in China and South-east Asia. The intrinsic value of $40,000 was fully expensed in the fourth quarter of 200. The consultant exercised all his options in December 2006. On January 8, 2007, the Company issued and delivered 400,000 common shares to the consultant.

On December 20, 2006, the Company entered into an one-year consulting services agreement with an investment relations company to provide investor relation planning and advisory services to the Company as well as to introduce potential business partners for the Company’s operations for an issuance of 1,000,000 common shares of the company valued at $0.10 per share, the market price of the Company’s common stock as of the date of the agreement, totaling $100,000. This amount was expensed off fully in the fourth quarter of 2006. We issued and delivered the said shares to the consulting company on January 8, 2007.

On December 20, the Company entered into an one-year consulting services agreement with an investment advisory company to provide strategic planning and marketing in connection with the Company’s business, as well as advisory and consulting relating to shareholder management including public relations, investor relation, fund raising and introduction to capital sources, for an issuance of 1,000,000 shares of the Company’s R-144 (restricted) common stock valued at $0.10, the market price of the Company’s common stock as at the date of the agreement, totaling $100,000. This amount was expensed off fully in the fourth quarter of 2006. We issued and delivered the said shares to the consulting company on January 8, 2006

On December 8, 2006, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd. (“APS China”), Global Uplink Communication Ltd. (“GUCL”), a company incorporated in Guangzhou, China, entered into a sale and purchase agreement (“SAPCN”) pursuant to which APS China will purchase from GUCL all the assets of its operating centre located at 3rd, 4th, and 5th Floor, No. 168 Longko Xi Road, Guangzhou, China, (“Premises”) for a total cash consideration of Renminbi 1,500,000 (about $200,000), subject to certain conditions being fulfilled by GUCL, among which, GUCL shall transfer the employment of its existing staff to APS China and cause its shareholders to grant an option to APS China to acquire their entire shareholdings in GUCL in the future for a consideration of Renminbi 10 upon acceptance of the option by APS China and a further sum of Renminbi 10 upon APS China exercising the option. On January 26, 2007, APS China paid a sum of Renminbi 150,000 being the first payment towards the purchase consideration, and is planning to pay the second and last payment of Renminbi 1,350,000 on or before April 30, 2007, and failing which, GUCL may terminate the SAPCN and forfeit the first payment made. However, due to the non-fulfillment of certain conditions precedent to the close of the SAPCN, both parties are renegotiating the terms and conditions of the SAPCN as of the date of this Report. We expect to complete the renegotiation by the end of May 2007.

On December 8, 2006, our wholly owned subsidiary in Hong Kong, Asia Payment Services (HK) Ltd. (“APSHK”), entered into a sale and purchase agreement (“SAPHK”) with Chen Yu Hua (“Chen”) and Peng Hai Tao (“Peng”), the shareholders of Global Uplink Ltd. (“GUHK”), a company incorporated in Hong Kong, for APSHK to acquire all their shareholdings in GUHK for a total cash consideration of HK$ 500,000. On December 27, 2006, APSHK made an aggregate payment of HK$ 50,000, being ten percent of the consideration sum, to Chen and Peng. The closing of the SAPHK is subject to certain conditions being fulfilled by the parties, among which, Chen shall be appointed as a member of the Board of Directors of the Company as well as Executive Vice President – General Manager of our China Operation; Peng shall be appointed as Vice President – Systems and Technical Supports, China; Ao Jin Guang and Xu Zhong, the associates of Chen and Peng, shall be appointed as Senior Vice President – Business Development, China, and Vice President – Operations, China, respectively. All the above-named persons will enter into a five-year employment contract each from the date of closing of the SAPHK. As of the date of this Report, Asia Payment Systems (HK) has made a further payment of HK$200,000 in aggregate to Chen and Peng, leaving a balance of HK$250,000. Hence, the SAPHK has not been brought to a close. We expect to bring the SAPHK to a close by the end of July 2007.

On November 28, 2006, the Company, SMS Biz Sdn. Bhd. (“SMS Biz”), a company incorporated in Malaysia, Yap Kit Chuan (“Yap”) and Chua Tong Ling (“Chua”), the shareholders of SMS Biz, entered into a business alliance agreement (“BAA”) pursuant to which, SMS biz shall appoint Payment Business Solutions Sdn. Bhd.(“PBS”), a wholly owned subsidiary of Interpay International Group Ltd., our wholly owned subsidiary, to be a major distributor of SMS Biz’s prepaid IDD long distance call products in Malaysia, and Yap and Chua shall jointly grant an option to the Company for the Company to acquire their entire shareholdings in SMS Biz in the future for an option consideration of 50,000 series C Preferred Shares of the Company, issuable by the Company upon SMS Biz, Yap and Chua fulfilling certain conditions (“Conditions”), and a final consideration of 20,000 Series D Preferred Shares of the Company, issuable by the Company upon the Company exercising the said option. Each of the Series C Preferred Shares and Series D Preferred Shares will be convertible to 100 common shares of the Company upon Yap and Chua meeting certain conditions as set forth in the BAA. As of the date of this Report, SMS Biz, Yap and Chua have not fully fulfilled the Conditions, and hence, the Series C Preferred Shares have not yet been issued. The Conditions are expected to be fully fulfilled by SMS Biz, Yap and Chua by the end of June 2007.

On September 28, 2006, the Company, Cardtrend Systems Sdn Bhd (“Cardtrend”), a Malaysia based company, Low Kok Keng, Ng Chee Keong, Chai Hoong Yoon and Chong Shian Chang, shareholders of Cardtrend, entered into a share exchange agreement (“SEA 2”) pursuant to which the Company will acquire from the above-named persons their entire shareholdings in Cardtrend in exchange for the issuance by the Company of an aggregate of 2.5 million Series B Preferred Shares of the Company. The holders of these Preferred Shares will be entitled and required to surrender these Preferred Shares for conversion into common shares of the Company on a 10 for 1 basis upon shareholders’ approval of an increase of the Company’s authorized shares of common stock to 100 million or more.

On June 7, 2006 the Company changed certain terms of the 1,367,528 warrants issued in previous private placement financings expiring October 28, 2006, as follows:

The exercise price is reduced from $0.75 to $0.20

On May 18, 2006, the Company, Interpay International Group Ltd. (“IIG”), a BVI incorporated company, Ng King Kau (“KK Ng”), the sole shareholder of IIG, and several individuals who have advanced money (“Loans”) to IIG (“Interpay Investors”) entered into a share exchange agreement (“SEA 1”) pursuant to which the Company will acquire from KK Ng his entire shareholdings in IIG and from the Interpay Investors their entire Loans to IIG, in exchange for the issuance by the Company of an aggregate of 3.5 million Series A Preferred Shares of the Company. The Preferred Shares will be automatically and fully convertible to common shares of the Company on a 5 for 1 basis upon shareholders’ approval of an increase of the Company’s authorized number of common shares to 100 million or more.

On May 16, 2006, the Company contracted a consulting services company to provide market intelligence and monitoring services for a period of one year for a total fee of $100,000. We have issued and delivered to the said company in December 2006 250,000 common shares of the Company at a value of $45,000. There remains a balance of 250,000 common shares valued at $45,000 to be delivered to the said company in April 2007 plus a cash consideration of $10,000 to be paid at a later date.

11. Convertible Debt

In January 2006, the Company borrowed an additional $50,000 under the convertible loan agreement signed in November 2005, increasing the total debt to $200,000. These loans together with accrued interest were converted on September 28, 2006 to 1,448,985 common shares at a conversion price of $0.15 per share with an attached 3-year warrant for each common share at an exercise price of $0.30 per share. The said common shares and warrants were issued and delivered in November 2006

On July 5, 2006 the Company accepted an offer of a callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lender will have the option to convert any money advanced and/or interest in arrears into Units priced at 75% of the average closing price of the preceding 5 days of the Company's common stock. Each Unit will consist of one restricted common share and one three-year warrant priced at two times the price of the Unit. On October 1, 2006, this loan, together with accrued interest, was converted into 645,644 common shares at $0.0795 per share with 645,644 attached warrants at an exercise price of $0.159 per share on October 1, 2007. The said shares and warrants were issued and delivered in November

In September 2006 the Company accepted 6 offers of callable, on-demand convertible loans totaled $460,000, all bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at US$0.10 within 30 days from the date of the agreement and thereafter at the average closing price of the preceding 5 days of the Company’s common stock. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. In October, these loans, together with accrued interest, were converted into 4,638,333 common shares at a conversion price of $0.10 per shares with 4,638,333 attached warrants at an exercise price of $0.20 per share. The said common shares and warrants were issued and delivered in November 2006.

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. For the year ended December 31, 2006, the Company recognized a total discount of $379,463 as interest expense on the total convertible loan payables of $710,000 together with accrued interest.

12. Subsequent Events

On January 3, 2007 the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $100,000 each (totaling $200,000), all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but they will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.09 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On February 2, 2007, the directors of the Company approved the 2007 Nonqualified Stock Option Plan (“2007 Plan”) for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of Stock Options under the Plan supports and increases the Company's ability to attract, engage and retain individuals of exceptional talent upon whom, in large measure, the sustained progress growth and profitability of the Company for the shareholders depends. The total number of shares available for grants of stock options under the 2007 Plan is 25,000,000 common shares.

On February 12, 2007, the Company issued in aggregate 1,900,000 to 21 employees amounting to a total value of $190,000 at the market price as at December 30, 2006 of $0.10 per share for full settlement of the unpaid salaries as of December 31, 2006, to all the employees except King K. Ng, our President & CEO to whom we still owed unpaid salary amount of $73,053 as of December 31, 2006.

On February 26, 2007, the directors approved the cancellation of 11,350,000 unregistered options granted to 21 employees, officers and directors during 2006 at various exercise prices ranging from $0.10 to $0.25, and at the same time, approved the granting of similar respective amount of options to the employees, officers, under the 2007 at an exercise price of $0.10. The vested options may only be exercised on or after April 15, 2007 or the effective date of the Company’s authorized number of shares being increased to at least 200,000,000, whichever is the later.

On February 28, 2007 the Company authorized the dissolution of Asia Payments, Inc., our wholly owned dormant subsidiary incorporated in Delaware, U.S.A. The certificate of dissolution was filed and acknowledged by the State of Delaware on March 7, 2007. We ceased to operate Asia Payments, Inc. with effect from March 1, 2007.

On March 26, 2007, the directors approved the reinstatement of 240,000 warrants granted to a consultant on December 10, 2005 which was cancelled on December 15, 2006 by error. The unamortized amount of the intrinsic value of these warrants will continue to be expensed retrospectively in the first quarter of 2007.

On May 2, 2007 the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $50,000 each (totaling $100,000), all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but they will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.07 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On May 2, 2007, we paid the shareholders of Global Uplink Ltd. an aggregate sum of HK$400,000 of the balance sum of HK$450,000 pursuant to the Sale and Purchase Agreement entered into between Asia Payment Systems (HK) Ltd. and the shareholders of Global Uplink Ltd. dated December 8, 2006 for Asia Payment Systems (HK) Ltd. to acquire their entire shareholdings in Global Uplink Ltd., leaving a balance of $50,000 to be paid as soon as possible.

On May 2, 2007, we discussed with Global Uplink Communications Ltd. (“Global Uplink”) on certain unmet conditions by both parties which led to the delay in the closing of the Sales and Purchase Agreement entered into between Asia Payment Systems (China) Co. Ltd. and Global Uplink dated December 8, 2006 for Asia Payment Systems (China) to acquire the assets located at the premises of Global Uplink’s Operating Centre. Both parties have agreed to resolve the matter by the end of May 2007. Hence, Global Uplink has not, as at the date of this Report, notified us of its intention, if any, to forfeit the initial payment of Renminbi 150,000 made by Asia Payment Systems (China) shortly after the execution of the said agreement.

13. Supplemental Pro Forma Information (unaudited)

The estimated pro forma effects on the 2005 financial statements, had the IIG and Cardtrend acquisitions had been consummated on January 1, 2005 would have been to change net revenue to $931,699 net loss to $10,621,499 (including goodwill impairment of $6,458,127 recorded in 2006 that would have occurred in 2005 instead) and loss per share – basic and diluted to $(0.32) . If the goodwill impairment is excluded, net loss would have been $4,163,372 and loss per share – basic and diluted $(0.13)

The accompanying unaudited pro forma condensed statement of operations of the Company for the year ended December 31, 2006 gives effect to the acquisition of IIG and Cardtrend as if they had occurred on January 1, 2006. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition of IIG and CSSB been consummated as of January 1, 2006, nor is the information necessarily indicative of future operating results.

	As reported			Pro forma
	Jan 06 to Dec 06	Adjustment	(1)	Jan 06 to Dec 06
Net revenue	314,742	438,133		752,875
Cost of sales	(231,467)	(51,895)		(283,362)
Gross profit	83,276	386,238		469,514
Operating expenses	(4,327,837)	(301,010)	(2)	(4, 628,847)
Goodwill impairment	(5,799,210)	0		(5,799,210)
Interest expense	(305,689)	0		(305,689)
Net loss	(10, 432,736)	85,228		(10,347,508)

(1)

Reflects the actual results of IIG for the period January 1, 2006 through December 6, 2006 and for Cardtrend for the period January 1, 2006 through October 30, 2006, net of intercompany transcations eliminated.

(2)	Includes $60,152 amortization of deferred compensation expense arising from the IIG transaction for the period January 1, 2006 through December 6, 2006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURESS.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

     Our directors and principal executive officers are as specified on the following table:

			Term
Name	Age	Position	(years)	Period Served in Office
Robert Clarke	62	Director, Chairman and Ex-	1	October 2, 1998 (inception) to
		CEO		present.

King K. Ng	56	Director, Chief Executive	5	From May 22, 2006 to present.
		Officer and President

Low Kok Keng	48	Director and Chief	5	From September 28, 2006 to present.
		Technology Officer

Michael J. Oliver	58	Director	1	From July 20, 2005 to present.

Charlie Rodriguez	62	Director, Secretary and	1	From September 21, 2000 to present.
		Treasurer

Rosaline Tam	55	Director	1	From March 6, 2006 to present.

Jee Sam Choo	63	Director	1	From June 19, 2006 to present.

     Robert G. Clarke has been a member of the Board of Directors since its inception on October 2, 1998 and until December 17, 2004 he was also our Chairman. He was re-appointed Chairman on October 5, 2005. On October 15, 2005, he became Chief Executive Officer until May 22, 2006. Mr. Clarke has also been Director and Chairman of the Board of Directors of Manaris Corporation (formerly C-Chip Technologies Corporation) from January 2003 to August 23, 2006 on which date resigned as both Chairman and a director. Since June 2000, Mr. Clarke has been Chairman and Chief Executive Officer of 7bridge Capital, a private venture capital group based in Hong Kong, focusing on the IT and electronic communications sectors, particularly in China. One of 7bridge’s investments is Surna Inc., a Hong Kong-based telecommunications company, of which Mr. Clarke serves as Chairman of the Board of Directors. Mr. Clarke also served as the Chairman of the Board of Directors of ePhone Telecom Inc. from April 1999 until July 21, 2000 when he resigned from the Board. He rejoined the Board on December 1, 2000 once again becoming Chairman, which position he held until September 12, 2002. He resigned from the ePhone Board on December 30, 2002. He also served as the Chief Executive Officer of ePhone from June 3, 1999 to July 21, 2000 and again from December 1, 2000 to July 1, 2002. For three periods: June 3, 1999 to August 8, 1999; March 9, 2000 to April 1, 2000; and December 1, 2000 to April 1, 2001 he also served as President.

     King K. Ng has been a member of the Board of Directors since June 1, 2006. He was appointed President & Chief Executive Officer on May 22, 2006. Mr. Ng founded Interpay International Group Ltd. (“IIG”) in 1995 and has been its Chief Executive Officer since. Prior to founding IIG, Mr. Ng was the President of Cards & Payment Services of MBf Group, a conglomerate based in Malaysia. Under the leadership of Mr. Ng and during his tenure with MBf Group, MBf became the largest issuer of MasterCard cards in South-east Asia and expanded into several countries in Asia, including China. Mr. Ng began to build MBf’s payments and loyalty-rewards cards businesses for MBf Group in 1986 after leaving American Express as its Division Vice President of Business Development for the Travel Related Services Group in Asia Pacific & Australia Division based in Hong Kong. Mr. Ng was the Vive President & General Manager of American Express’ Travel Related Services Group for Malaysia and Brunei from 1978 to 1985. During his tenure in American Express Malaysia, Mr. Ng built and led it to become the largest issuer of credit/charge cards in Malaysia prior to his departure for his posting in Hong Kong. Between 1991 and 1995, Mr. Ng served as a Director of Maestro International and an Alternate Director of the MasterCard International’s Asia Pacific Board of Directors. He was an independent consultant of MasterCard Advisors between 2003 and 2005.Mr. Ng received his tertiary education in England and possesses a B.Sc. (Engineering) Degree from University of London, London and a M.Sc. (Administrative Sciences) Degree from the City University Graduate Business School, London. He is fluent in English and Chinese, incuding a few Chinese dialects.

     Kok Keng Low has been a member of the Board of Directors since September 28, 2006. Mr. Low was appointed as the Chief Technology Officer and Head of Processing Business on the same day.

Mr. Low began his career in 1984 with British Steel PLC in Scotland. He then worked as General Manager of MBf Group Technology Division of Malaysia where he was responsible for supporting ICT needs of the Group’s finance, insurance and card businesses in Asia Pacific. He then joined Magnate Computers Sdn. Bhd., a Malaysian based IT company providing payment solutions to operators of card business. From 1999 to 2002, Mr. Low served as Asia Pacific Regional Director of Business Development for a New Zealand based company providing card and payment solutions. In 2002, he founded Cardtrend Systems Sdn. Bhd., which developed its own payments, loyalty-rewards and other related systems. Cardtrend is a MSC status company as designated by the Government of Malaysia under its Multimedia Super Corridor Program. In September 2006, Cardtrend Systems successfully merged with Asia Payment Systems, Inc. on October 31, 2007. Mr. Low possesses a B.Sc. (East London University, UK) and a M.Sc. (Lancaster & Strathclyde University, UK) in Operational Research. He speaks fluent English and has a working knowledge of Chinese (Mandarin and other Chinese dialects).

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

     Jee Sam Choo has been a member of the Board of Directors since June 28, 2006. Mr. Choo is a seasoned Malaysian businessman, who speaks fluent Mandarin, and is currently a director of several private companies in Malaysia as well as a publicly listed company, Seni Jaya Corporation Bhd., which is a leading outdoor advertising media specialist in Malaysia. He also has his own investment holding company, JS Choo Holdings Pte Ltd, concentrating on property investments. Mr. Choo’s career includes senior management appointments with several international companies including Diner’s Club and Bata Shoes. He also served in the 1990’s as the Senior Vice President/General Manager of MBf Card Services, the largest MasterCard issuer in South East Asia at the time. Mr. Choo holds a degree in Bachelor of Arts (Honours) from the University of Malaya and a Master in Business Administration (Distinction) from The Asian Institute of Management, the Philippines. He has also been active in the Rotary International for the past 22 years and has made a strong contribution to the development of social and charitable services in Malaysia, including fund raising for four dialysis centers to serve low income patients.

Audit Committee and Charter

     We have an audit committee and audit committee charter. Our audit committee, established in 2004, is comprised of our Board Chairman and all of our directors – Robert Clarke, King K. Ng, Jee Sam Choo, Charlie Rodriguez, Michael Oliver, Kok Keng Low and Rosaline Tam. Our audit committee is responsible for:

*	selection and oversight of our independent accountant;

*	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;

*	establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

*	engaging outside advisors; and

*	funding for the outside auditor and any outside advisors engagement by the audit committee.

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

Compliance With Section 16(a) of the Exchange Act

     The following individuals failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years:

		Number of
		Transactions	Known Failures
	Number of	not reported on	to File a
Name	late reports	a timely Basis	Form
Robert Clarke (1)	1	1	0
King K. Ng (1, 2)	3	3	0
Low Kok Keng (1, 2)	2	2	0
Michael J. Oliver (1)	1	1	0
Charlie Rodriguez (1)	2	2	0
Rosaline Tam (1)	1	1	0
Jee Sam Choo (1)	1	1	0

(1)	The transactions were the awarding of option grants

(2)	The transactions were for the issuance of Preferred shares that could be converted into common shares and shares in lieu of cash payments for salaries and expenses

Code of Ethics

     We have adopted a corporate code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers.

     Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the most recent two years is as follows:

							Nonqualified
Name and						Non-Equity	Deferred	All
Principal				Stock	Option Incentive Plan Compensation			other
Position	Year	Salary Bonus Awards Awards Compensation					Earnings	Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ng King Kau	2006	96,095	0	0	49,600	0	0	0	145,695
President, CEO and	2005	0	0	0	9,075	0	0	0	9,075
Director (1)(7)	2004	0	0	0	0	0	0	0	0

Low Kok Keng	2006	28,929	0	0	9,675	0	0	0	38,604
Chief Technical	2005	0	0	0	7,563	0	0	0	7,563
Officer and	2004	0	0	0	0	0	0	0	0
Director (2)(7)

Charlie Rodriguez	2006	72,000	0	0	0	0	0	0	72,000
Secretary/Treasurer	2005	0	0	0	7,563	0	0	0
Director (7)	2004	63,000	0	0	0	0	0	0	63,000

Robert Clarke	2006	0	0	0	0	0	0	0	0
Chairman of the	2005	0	0	0	7,563	0	0	0	7,563
Board and	2004	0	0	0	0	0	0	0	0
Ex-CEO (3)(7)

Edith Ho	2006	51,667	0	0	0	0	0	0	51,667
Ex- CFO (4)	2005	67,948	0	0	0	0	0	0	67,948

Benny Lee	2006	39,000	0	0	0	0	0	0	39,000
Ex-President and	2005	85,773	0	0	0	0	0	0	85,773
Ex-Director (5)

Chan Bernard	2006	0	0	0	0	0	0	0	0
Kwong-Chung	2005	0	0	0	0	0	0	0	0
Ex- CFO (6)

(1)	Ng King Kau became President, CEO and a Director on May 23, 2006.

(2)	Low Kok Keng became a CTO and Director on September 28, 2006.

(3)	Robert Clarke, was the CEO from October 15, 2005 to May 23, 2006.

(4)	Edith Ho resigned as CFO on June 30, 2006.

(5)	Benny Lee resigned as President effective May 2006, and as a Director on September 26, 2006.

(6)	Bernard Kwong-Chung Chan was the CFO from July 1, 2006 to December 31, 2006

(7)	Options awarded as Director's Compensation

Narrative Disclosure To Summary Compensation Table

     During 2006, Robert Clarke served as Chairman and Chief Executive Officer until May 22, 2006. Mr. Clarke did not have an employment contract and was not receiving a salary. On September 28, 2006, Mr. Clarke was granted 250,000 options for serving as a Director of the Company.

     King K. Ng entered into a five-year employment contract with the Company to serve as the President and Chief Executive Officer and a Director for an annualized salary of HK$1,200,000 (approximately $154,240), 2,500,000 options and an incentive bonus that is detailed in the subsequent Executive Compensation Agreements Section. Mr. Ng was granted 300,000 options on September 28, 2006 for serving as a Director of the Company. Mr. Ng was a consultant from December 22, 2005 to May 21, 2006 and was granted 250,000 options at an exercise price of $0.30 per share.

     Edith Ho served as the Chief Financial Officer until June 15, 2006. Mrs. Ho was paid a salary of $51,666 and did not have an employment contract. Mrs. Ho’s stock options were forfeited.

     On July 1, 2006 Bernard Kwong-Chung Chan was appointed Executive Vice President - Chief Financial Officer and signed a three-year contract providing 250,000 options as detailed in the subsequent section. Mr. Chan resigned as CFO on December 31, 2006 and forfeited all rights to his options.

     Benny Lee, who severed as President prior to his resignation on July 31, 2006, did not have an employment contract and was paid a salary of $39,000 for his services from January 1, 2006 to July 31, 2006. Mr. Lee was serving as a Director until his resignation on September 28, 2006 and forfeited all rights to his options.

     Low Kok Keng was appointed Executive Vice President - Chief Technical Officer and Head of Processing Business Unit and a Director on September 28, 2006. Mr. Low entered into a five-year employment contract with the Company and receives an annualized salary of HK$ 900,000 (approximately $115,680), 1,800,000 options and an incentive bonus that is detailed in the subsequent section. On September 28, 2006, Mr. Low was granted 250,000 options for serving as a Director of the Company.

     Mr. Charlie Rodriguez was not paid any salary as Secretary and Treasurer of the Company but a company related to him was paid US$72,000 in 2006 from the Company for providing the secretarial and treasury services through Mr. Rodriguez. Mr. Rodriguez does not have an employment contract. Mr. Rodriguez served as a Director during 2006 and was granted 250,000 options on September 28, 2006.

     None of the Executives were granted any stock options other than those applicable to the specific employment contract and as director’s compensation.

     Mr. Mathew Mecke resigned as President & CEO on October 31, 2005 and as a Director on January 27, 2006 and forfeited all rights of his options.

Executive Compensation Agreements

Principal Executive Officer

     On May 22, 2006, the Company entered into an employment contract with King K. Ng as the Principal Executive Officer on the following terms:

*

Mr. Ng will serve as the Company’s President and Chief Executive Officer for a period of five years effective immediately, and renewable for a further term of five years subject to a notice of negotiation for renewal terms to be given by either party 180 days prior to the expiration of the initial term.

*	Mr. Ng to be appointed as a director of the Company.

*	Mr. Ng will receive an initial base salary of HK$100,000 per month or its equivalent in US Dollars.

*

Mr. Ng shall be entitled to an annual profit share payable by us in the amount of two percent (2%) of our annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) and before stock based compensation.

*

Mr. Ng will receive an aggregate of 2,500,000 options to purchase our common stock at an option price of $0.25 per share on the following vesting schedule: 100,000 options at the end of every quarter during the five year term of his employment contract, with an additional 500,000 options at the end of the fifth year.

*

Mr. Ng will receive, upon the termination of his employment, a total payment of HKD 1,200,000 or its equivalent in US Dollars in two (2) equal installments, one upon the termination of his employment and the other at the end of one (1) year after the termination of his employment, for his agreement not to compete with the Company for a period of one (1) year after the termination of his employment.

Chief Technology Officer

     On September 28, 2006, the Company entered into a five-year employment contract with Kok Keng Low as the Executive Vice President - Chief Technology Officer and Head of Processing Business Unit with the following terms:

*

Mr. Low will serve as our Chief Operating Officer and Chief Technology Officer and for a period of five (5) years effective immediately and renewable for a further term of five years subject to a notice of negotiation for renewal terms to be given by either party 180 days prior to the expiration of the initial term.

*	Mr. Low to be appointed as a Director of the Company.

*

Mr. Low will receive an aggregate of 1,850,000 options to purchase our common stock at an option price of US$ 0.13 per share on the following vesting schedule: 75,000 options per quarter commencing from September 28, 2006 and ending September 27, 2011, and 350,000 options on September 28, 2010.

*	Mr. Low will receive an initial base salary of HK$ 75,000 per month or its equivalent in US Dollars.

*

Mr. Low will receive a profit sharing incentive payment of one and a half percent (1.5%) of the Company's annual earnings before interest, tax, depreciation and amortization (EBITDA) and stock based compensation.

*

Mr. Low will receive, upon the termination of his employment, a total payment of HK$ 900,000 payable in two (2) equal installments, one upon the termination of his employment and the other at the end of one year after the termination of his employment, in return for his agreement not to compete with the Company for a period of one year after the termination of his employment.

Chief Financial Officer

     On July 1, 2006, the Company entered into an employment contract with Bernard Kwong-Chung Chan to serve as the Executive Vice President -Chief Financial Officer with the following terms:

*

Mr. Chan will receive 250,000 stock options per year exercisable at $0.23 per share, which was the market price as of the date of execution of the contract. The options vest at the rate of 62,500 shares per calendar quarter at the end of each quarter

*	The term of the contract is three (3) years commencing on July 1, 2006 and is cancelable by either party after one year after the effective date upon three (3) months notice

     Mr. Chan resigned from the Company on December 31, 2006. Mr. Chan’s options were forfeited and returned to the option pool.

Other Executive Officers

     During 2006, other than those disclosed above, no other employment contracts have been executed by the Company for any other Executive Officers.

Outstanding Equity Awards at Fiscal Year End for Named Executives
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity				Market	Plan Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares or	Unearned	of Unearned
	Number of	Number of	Number of			or Units	Units of	Shares, Units	Shares, Units
	Securities	Securities	Securities			of Stock	Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration Have Not Have Not			Have Not	Have Not
Name	Options(1)	Options	Options	Price	Date	Vested	Vested	Vested	Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

King K. Ng	250,000	0	0	0.30	(3)	0	0	0	0
President, Chief	200,000	2,300,000	0	0.25	(3)	0	0	0	0
Executive Officer	75,000	225,000	0	0.13	(3)	0	0	0	0
and Director (1)

Kok Keng Low	75,000	1,725,000	0	0.13	(3)	0	0	0	0
Executive Vice	62,500	187,500	0	0.13	(3)	0	0	0	0
President –
CTO & Head
of Processing
Business Unit
and Director (2)

Charlie Rodriguez	62,500	187,500	0	0.13	(3)	0	0	0	0
Secretary/Treasurer
and Director (2)
(1)	300,000 options were awarded as Director's Compensation

(2)	250,000 options were awarded as Director's Compensation

(3)	Options shall expire 30 days from termination of association with the Company.

Retirement, Resignation or Termination Plans

     We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Directors’ Compensation

     We compensate each director by granting them stock options. The exercise price is equal to the closing price of our common stock on the date of the grant with the options vesting over a one year period in equal quarterly amounts. No director received any other compensation for services as a director in 2006.

     Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the directors may differ materially and adversely from that estimated.

     The following table sets forth the compensation paid to all persons who served as members of our board of directors, including named executive officers who received compensation for services as an officer:

	Fees				Non-Qualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan Compensation		All Other
Name	in Cash Awards		Awards Compensation		Earnings	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Robert Clarke	0	0	7,563	0	0	0	7,563
Chairman of the Board
Ex-CEO

King K. Ng	0	0	9,075	0	0	0	9,075
President, CEO and
Director (1)

Kok Keng Low	0	0	7,563	0	0	0	7,563
Chief Operating
Officer and Director (2)

Charlie Rodriguez	0	0	7,563	0	0	0	7,563
Director, Secretary

Michael Oliver	0	0	6,050	0	0	0	6,050
Director

Rosaline Tam	0	0	6,050	0	0	0	6,050
Director

Choo Jee Sam
Director	0	0	6,050	0	0	0	6,050

Benny Shing Bun Lee	0 0	0	0 0	0 0
Ex- President, Ex-
Director (3)

Mathew Mecke, Ex-Ceo	0 0	0	0 0	0 0
and Ex-Director (4)

John G. Fraser	0 0	0	0 0	0 0
Ex-Director (5)

(1)	King K. Ng was appointed as President & CEO and a Director on May 22, 2006.

(2)	Kok Keng Low was appointed as Executive Vice President & CTO and a Director on September 28, 2006.

(3)	Benny Lee resigned as President on August 1, 2006 and as a Director on September 26, 2006.

(4)	Matthew R. Mecke resigned as President & CEP on October 15, 2005 and as a Director on January 27, 2006.

(5)	John G. Fraser resigned as a Director on June 19, 2006.

Options Granted in Last Fiscal Year (Individual Grants)
	Number of	Percent of total
	securities	options
	underlying	granted to	Exercise
	options	employees in	Price	Vesting
Name	granted (#) fiscal year (1)		($/Sh)	Period

Robert Clarke, Chairman, Director	250,000	2.20%	$ 0.13 1 year from Sept. 28, 2006

King K. Ng, President & CEO & Director	2,500,000	22.02%	$ 0.25 5 years from
	300,000	2.64%	$ 0.13 1 year from

Kok Keng Low, Executive Vice President –	1,850,000	16.30%	$ 0.13 5 years from
CTO & Head of Processing Business Unit	250,000	2.20%	$ 0.13 1 year from
& Director

Charlie Rodriguez, Secretary & Treasurer &	250,000	2.20%	$ 0.13 1 year from
Director

Michael Oliver, Director	200,000	1.76%	$ 0.13 1 year from

Rosaline Tam, Director	200,000	1.76%	$ 0.13 1 year from

Jee Sam Choo, Director	200,000	1.76%	$ 0.13 1 year from set. 28, 2006

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2007 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common and/or preferred stock.

     Where the Number of Shares Beneficially Owned includes shares which presently exercisable options may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such.

Name and address of	Amount and nature of beneficial	Percent
Beneficial Owner	ownership	of Class
Officers and Directors:(1)

Robert Clarke (2)	7,286,480	14.59%

Ng King Kau (3)	1,037,182	2.08%
Ng King Kau (4)	635,568	18.12%

Low Kok Keng (5)	305,741	0.61%
Low Kok Keng (6)	900,000	36.00%

Charlie Rodriguez (7)	697,500	1.40%

Michael J. Oliver (8)	50,000	0.13%

Choo Jee Sam (8)	50,000	0.13%

Rosaline Tam (8)	50,000	0.13%

Wong Chee Leong (8) (9)	62,500	0.37%

All Officers and Directors as a Group (8 Persons)
Common shares	9,699,711	19.42%
Preferred shares Series A	635,568	18.16%
Preferred shares Series B	900,000	36.00%

Indigo Capital Limited	2,000,000	4.00%
8A Shun Ho Tower
24 Ice House Street
Central, Hong Kong

Bayview International Group Limited	1,900,00	3.80%
8A Shun Ho Tower
24 Ice House Street

(1)	The address for each of the Company's directors and executive officers is the Company's principal offices, Asia Payment Systems, Inc. 800 5th Avenue, Suite 4100, Seattle, WA 98104.

(2)

Includes 105,000 presently exercisable options for common stock and 20,000 common stock purchase warrants owned directly and 4,400,000 shares of common stock owned indirectly (2,000,000 owned by Indigo Capital, Ltd. and 1,900,000 owned by Bayview).

(3)	Includes 117,648 presently exercisable options for common stock directly owned.

(4)	Includes 635,568 Series A Preferred Shares.

(5)	Includes 141,454 presently exercisable options for common stock directly owned.

(6)	Includes 900,000 Series B Preferred Shares.

(7)	Includes 62,500 presently exercisable options for common stock directly owned.

(8)	Includes 117,648 presently exercisable options for common stock directly owned.

(9)	Appointed Chief Financial Officer on January 1, 2007.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Robert Clarke loaned to the company a total of $149,936 during the last three years, at no interest and no fixed terms of repayment. The balances are expected to be repaid when funds become available. During 2005, Mr. Clarke converted the principal balance of $40,000 to exercise 200,000 shares of common stock option, at a price of $0.20 per share. As of December 31, 2006, we owed a balance of $103,016 to Mr. Clarke.

     As at December 31, 2006, we owed a balance of unpaid salaries amount of $ 73,053 to King K. Ng for the period from May 22, 2006 to December 31, 2006. Mr. Ng has agreed that such amount owing to him may be settled through issuance of common shares or when funds become available. As at December 31, 2006, Mr. Ng has advanced a total sum of $17,000 for his business related travel expenses. Mr. Ng also loaned to our wholly-owned subsidiaries, Interpay International Group Ltd. and Interpay Asia Sdn. Bhd. a total of $6,583 as at December 31, 2006, at no interest and no fixed terms of repayment. The balances of such traveling advances and loans are expected to be repaid when funds become available.

     As at December 31, 2006, we owed a balance of unpaid salaries amount of US$12,849 to Mr. Kok Keng Low for the period from September 28, 2006 to December 31, 2006. Mr. Low has agreed that such amount owing to him may be settled through the issuance of the Company’s common shares or when funds are available. As at December 31, 2006, our subsidiary, Cardtrend Systems Sdn. Bhd., owed a balance of Ringgit Malaysia Ringgit Malaysia 658,089 ($186,374) to Mr. Low. Such outstanding amount, arising from the placement of Ringgit 800,000 by Mr. Low for the guarantee on the collection of 100% of the receivable outstanding amount in the book of Cardtrend Systems Sdn. Bhd. pursuant to the Share Exchange Agreement we entered into with Mr. Low and other shareholders of Cardtrend Systems dated September 28, 2006, may be repaid to Mr. Low from time to time as the said receivables are collected by Cardtrend (See “Accounts Receivables”, Section 2 of Item 8 of Part II). This amount of placement does not carry any interest and may be used to offset any uncollected amount of the said receivables at the end of five years from July 31, 2006.

     As at December 31, 2006, we owed a balance of unpaid management fees of $46,342 to Management Services of Arizona, a company related to Mr. Charlie Rodriguez, our Secretary and Treasurer. Management Services of Arizona has agreed that such amount owing may be settled through the issuance of the Company’s common shares or when funds are available. Such owing does not carry any interest nor does it have a fixed settlement term.

     The Company entered into a business development consulting services contract on June 12, 2006 with Lanxes Consultants Ltd., a company related to Bernard Chan, our ex-CFO who has resigned on December 31, 2006. The Company has paid a total fee of HK$330,000 (about $42,395) for the period from July 1, 2006 to December 31, 2006. There is no amount owing to Mr. Chan as at December 31, 2006.

     Interpay Asia sdn. Bhd., a wholly owned subsidiary of Interpay International Group Ltd. (“IIG”), continues, after IIG being acquired by the Company, to share the rental payable for the office premises by Safeway Assists Sdn. Bhd., a Malaysia incorporated company substantially owned by Mr. Jee Sam Choo, a Director of the Company. As at December 31, 2006, Interpay Asia owed a total of Ringgit Malaysia 9,231 (about $2,614) to Safeway Assist Sdn. Bhd.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and reviews of our interim financial statements included in our Form 10-QSBs and Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006	$247,000
2005	$108,412
2004	$38,371
2004	$11,581	Grant Thornton LLP

* This is an estimated amount as the audit has not been completed

(2) Audit-Related Fees

     The aggregate fees billed in each of the last three fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2006	$0
2005	$8,795
2005	$9,445	Grant Thornton LLP
2004	$0

(3) Tax Fees

     The aggregate fees billed in each of the last three fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006	$0	--
2005	$2,432
2004	$0	Grant Thornton

(4) All Other Fees

     The aggregate fees billed in each of the last three fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006	$15,709
2005	$0
2004	$0

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees, to the best of our knowledge, was 0%.

PART IV

ITEM 14 . EXHIBITS

Exhibit Index
Exhibit No.   Document Description

10.1	King K. Ng Employment Contract.

10.2	Hu Fu Nong Consulting Services Agreement.

10.3	Kok Keng Low Employment Contract.

10.4	Harry Choi Consulting Services Agreement.

10.5	Tan Teng Chong Consulting Services Agreement.

10.6	Target IR LLC Delaware Limited Consulting Services Agreement

10.7	West Palm Investment Company Consulting Services Agreement

10.8	Thomas CL Wong Employment Contract and Addendum.

11.1	Business Alliance Agreement with SMS Biz Sdn. Bhd. ( “ SMS Biz ” ) and its shareholders.

11.2	Assignment Agreement Between Etone Network Sdn. Bhd. and Payment Business Solutions Sdn. Bhd.

11.3	Sale & Purchase Agreement (Translated Copy) Between Asia Payment Systems (China) Co. Ltd. and Global Uplink Communications Ltd. and its shareholders.

11.4	Sale and Purchase Agreement Between Global Uplink Ltd. in Hong Kong with Asia Payment Systems (HK) Ltd.

21.1	List of Subsidiaries and Associated Companies.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17 th day of May, 2007.

ASIA PAYMENT SYSTEMS, INC.
A Nevada corporation

By:   KING K. NG
        King K. Ng
        Chief (Principal) Executive Officer

By:   THOMAS CL WONG
        Thomas CL Wong
       Chief (Principal) Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

KING K. NG
King K. Ng	Director , President and Chief (Principal) Executive Officer	May 17, 2007

ROBERT G. CLARKE
Robert G. Clarke	Chairman, Director	May 17, 2007

CHARLIE RODRIGUEZ
Charlie Rodriguez	Director, Treasurer and Secretary	May 17, 2007

KOK KENG LOW
Kok Keng Low	Director, Chief Technology Officer	May 17, 2007

JEE SAM CHOO
Jee Sam Choo	Director	May 17, 2007

MICHAEL OLIVER
Michael Oliver	Director	May 17, 2007

ROSALINE TAM
Rosaline Tam	Director	May 17, 2007