Form 10QSB
period 2007-03-31
ASIA PAYMENT SYSTEMS INC
filed 2007-05-21
CIK 1085113

========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007

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

(206) 447-1379
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [ x ] NO [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [     ] NO  [ x ]

Number of shares of common stock, $0.001 par value, outstanding as of May 15, 2007 was 49,957,836.

Transitional Small Business Disclosure Format (Check one): YES [     ] NO  [ x ]

========================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We are unable to obtain a review of the interim financial statements by an independent public account and accordingly no financial statements are included herewith. Upon obtaining such a review, this report will be amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

Overview

We currently engage in the following principal business activities through three distinct and synergistic business units or segments:

Processing Business Unit: The provision of business processes out-sourcing and data processing services to operators of payments cards and loyalty-rewards cards.

Prepaid Business Unit: The distribution and sale of prepaid products and services through a network of dealers who sell our prepaid products electronically as well as physically over the counters to consumers at large.

Cards Business Unit: The issuance of payments cards and loyalty-rewards cards to consumers and corporations.

We have divided Asia into four markets: Emerging Asia Market, Affluent Asia Market and Outer Asia Market (collectively referred to as "Other Asia Markets") and China Market. Emerging Asia Market consists of Malaysia, Indonesia, Philippines, Thailand, Vietnam and India. Affluent Asia Market consists of Hong Kong, Taiwan, Korea, Japan, Singapore, Australia and New Zealand. Outer Asia Market consists of Mongolia, Pakistan, Bangladesh, other South-east Asia countries and Middle-eastern countries. China Market, where our special focus is, consists of no other country except China.

Recent Developments

Processing Centre In China.

In February 2007, our wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd., rented a premise in the Science City in Guangzhou, China, and set-up a processing centre with the installation of the loyalty-rewards card system supplied and installed by Cardtrend Systems Sdn. Bhd. ("Cardtrend"), our wholly owned subsidiary in Malaysia. Cardtrend will supply and install the cash card system, credit card system and the prepaid administration system over the rest of 2007. The Processing Centre is expecting to begin processing the Global Uplink Bonus Point Cards, a loyalty-reward card, in June 2007.

On-going Developments

Business Alliance With (And An Option To Acquire) SMS Biz Sdn. Bhd.

On November 28, 2006, the Company, SMS Biz Sdn. Bhd. ("SMS Biz"), a company incorporated in Malaysia, Yap Kit Chuan ("Yap") and Chua Tong Ling ("Chua"), the shareholders of SMS Biz, entered into a business alliance agreement ("BAA") pursuant to which, SMS biz shall appoint Payment Business Solutions Sdn. Bhd.("PBS"), a wholly owned subsidiary of Interpay International Group Ltd., our wholly owned subsidiary, to be a major distributor of SMS Biz' s prepaid IDD long distance call products in Malaysia, and Yap and Chua shall jointly grant an option to the Company for the Company to acquire their entire shareholdings in SMS Biz in the future for an option consideration of 50,000 series C Preferred Shares of the Company, issuable by the Company upon SMS Biz, Yap and Chua fulfilling certain conditions ("Conditions"), and a final consideration of 20,000 Series D Preferred Shares of the Company, issuable by the Company upon the Company exercising the said option. Each of the Series C Preferred Shares and Series D Preferred Shares will be convertible to 100 common shares of the Company upon Yap and Chua meeting certain conditions as set forth in the BAA. As of the date of this Report, SMS Biz, Yap and Chua have not fully fulfilled the Conditions, and hence, the Series C Preferred Shares have not yet been issued. The Conditions are expected to be fully fulfilled by SMS Biz, Yap and Chua by the end of June 2007.

Purchase of Assets From Global Uplink Communications Ltd. (China)

On December 8, 2006, the Company's wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd. ("APS China"), Global Uplink Communication Ltd. ("GUCL"), a company incorporated in Guangzhou, China, entered into a sale and purchase agreement ("SAPCN") pursuant to which APS China will purchase from GUCL all the assets of its operating centre located at 3rd, 4th, and 5th Floor, No. 168 Longko Xi Road, Guangzhou, China, ("Premises") for a total cash consideration of Renminbi 1,500,000 (about $200,000), subject to certain conditions being fulfilled by GUCL, among which, GUCL shall transfer the employment of its existing staff to APS China and cause its shareholders to grant an option to APS China to acquire their entire shareholdings in GUCL in the future for a consideration of Renminbi 10 upon acceptance of the option by APS China and a further sum of Renminbi 10 upon APS China exercising the option. On January 26, 2007, APS China paid a sum of Renminbi 150,000 being the first payment towards the purchase consideration, and was planning to pay the second and last payment of Renminbi 1,350,000 on or before April 30, 2007, as failing which, GUCL may terminate the SAPCN and forfeit the first payment made. However, due to the non-fulfillment of certain conditions precedent to the close of the SAPCN, both parties are renegotiating the terms and conditions of the SAPCN as of the date of this report. We expect to complete the renegotiation by the end of May 2007.

Acquisition of Global Uplink Ltd (Hong Kong)

On December 8, 2006, our wholly owned subsidiary in Hong Kong, Asia Payment Services (HK) Ltd. ("APSHK"), entered into a sale and purchase agreement ("SAPHK") with Chen Yu Hua ("Chen") and Peng Hai Tao ("Peng"), the shareholders of Global Uplink Ltd. ("GUHK"), a company incorporated in Hong Kong, for APSHK to acquire all their shareholdings in GUHK for a total cash consideration of HK$ 500,000. On December 27, 2006, APSHK made an aggregate payment of HK$ 50,000, being ten percent of the consideration sum, to Chen and Peng. The closing of the SAPHK is subject to certain conditions being fulfilled by the parties, among which, Chen shall be appointed as a member of the Board of Directors of the Company as well as Executive Vice President - General Manager of our China Operation; Peng shall be appointed as Vice President - Systems and Technical Supports, China; Ao Jin Guang and Xu Zhong, the associates of Chen and Peng, shall be appointed as Senior Vice President - Business Development, China, and Vice President - Operations, China, respectively. All the above-named persons will enter into a five-year employment contract each from the date of closing of the SAPHK. On May 1, 2007, Asia Payment Systems (HK) made a further payment of HK$200,000 in aggregate to Chen and Peng, leaving a balance of HK$250,000. Hence, the SAPHK has not been brought to a close. We expect to bring the SAPHK to a close by the end of July 2007.

ET-China Ltd. ("ET China")

In June 2005, we signed an agreement with ET-china Limited of Guangzhou, China to invest in an ecommerce system for the purpose of processing China pin-based debit cards from customers of ET-china. ET-china provides air and hotel booking services to individual and corporate travelers primarily in Guangdong, China. The agreement between ET-china and us is for both companies to cooperate to build out an ecommerce system in Shenzhen, China so that both ET-china's customers as well as Asia Pay's future merchant customers will have access to use this ecommerce payment processing system. In late 2005 and early 2006, we concluded that the planned investment had not been implemented as agreed. We have consulted a Chinese legal counsel in Guangzhou, China who has advised that the investment agreement was ineffective from the legal standpoint. As a result, in mid-February, 2006 we sent a notice to Guangdong Et-China to refund the investment funds previously advanced. ET-China responded to our notice alleging that we have breached the contract by not paying in the balance sum of the investment amount. With the uncertainty of the claim at the time of the 2005 financial statements being prepared, we have determined that such investment became impaired. We intend to vigorously pursue our claims by all appropriate legal means. In late 2006, we have identified a legal firm in Guangzhou whom we have retained to provide legal advices relating to our business matters in China. In March 2007, the Guangzhou legal firm gave us its assessment on the viability to seek refund of our investment funds through legal channels. Contrary to the previous Chinese legal firm whom we consulted, the Guangzhou legal firm is of the opinion that the agreement is effective under the Chinese laws, but that the other parties are in breach of the terms of the agreement. Our Board of Directors reviewed this assessment during a Board Meeting held on March 22, 2007 and has instructed our Management to clarify certain aspects of the claims should we decide to proceed with the claims against the other parties to the agreement. We will make a final decision as to how best to proceed to assert our claims against ET-China and/or the other parties to the agreement upon receiving the information requested by our Board.

Max to One Co., Ltd. ("MTO")

In December 2004, we entered into a Service Agreement with MTO, a Japanese company based in Tokyo, for credit card clearing services in Japan. The term of the agreement began December 14, 2004, and ends December 13, 2007. This term will be automatically extended for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. MTO is a Japanese company based in Tokyo that processes e-commerce and POS-based credit card transactions for Tokyo merchants. MTO also serves as an agent for Japanese domestic credit card companies. We initially planned to process credit card transactions on behalf of MTO for MTO customers from which we will receive a transaction fee from MTO. MTO will market the APAYcard system to retail chain merchants in Japan. In early 2006, we have mutually agreed with MTO for a non-exclusive agreement to market our services to merchants in Japan. Due to the shift of our resources to the development of our businesses in other parts of Asia, including China, the Service Agreement with Max to One Co., Ltd. has not resulted any business so far.

Other Developments

Resignation and appointment of Chief Financial Officer

On December 31, 2006, Mr. Bernard Chan, who joined us on July 1, 2006 as Chief Financial Officer, resigned from the Company and Mr. Thomas CL Wong, Senior Vice President - Accounting and Finance was promoted to the position of Chief Financial Officer with effect from January 1, 2007.

Loyalty-rewards card Program In co-operation with Global Uplink Communications Ltd

On January 1, 2007, Asia Payment Systems (China) Co. Ltd., entered into a co-operation agreement to jointly develop a loyalty-rewards card program to be launched in the second quarter of 2007, pending the completion of the Processing Centre in the Science City in Guangzhou. Both parties will share costs and revenues on a certain proportions and such card program is to target at the high spending individuals who entertain frequently on business in restaurants and other service establishments. We will initially focus the issuance of the loyalty-reward cards and the recruitment of participating service establishments in Guangzhou and intend to progressively expand to other cities in Guangdong Province, and ultimately, to other major cities in China.

Recent Financial Results

This will be included in an amended report which will be filed upon the completion of the review of the Company's financial statements by its external auditors or an independent accounting firm.

Contractual Obligations

The following summarizes our significant contractual obligations as of March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

*

The conversion of 3,500,000 Series A Preferred Shares to 17,500,000 common stocks of the Company upon the increase of the authorized shares of the Company' s common stocks to above 100,000,000, which, we believe, will have no impact on our liquidity and cash flow in the future periods;

*

The conversion of 2,500,000 Series B Preferred Shares to 25,000,000 common stocks of the Company upon the increase of authorized shares of the Company' s common stock to above 100,000,000 which , we believe, will have no impact on our liquidity and cash flow in the future;

*

The payment of Renminbi 1,350,000 (approximately $175,000) as soon as possible to Global Uplink Communications Ltd. for the purchase of the assets in the Operating Centre in Guangzhou, which, we believe, will reduce our liquidity to a negative position in the future periods if we are not able to raise the funds required as discussed in the section above;

*

The payment of Hong Kong Dollar 350,000 (approximately $32,000) by the end of July, 2007 or failing which, the soonest possible time, to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shareholdings in Global Uplink Ltd. which, we believe, will reduce our liquidity to a further negative position in the future periods if we are not able to raise the funds required as discussed in the section above; and

*

The issuance of 50,000 Series C Preferred Shares and the subsequent conversion of such shares to 5,000,000 common stocks of the Company, which, we believe, will not have any impact on our liquidity and cash flow in the future periods.

The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a - 15(e) and 240.15d - 15(e)) as of the end of the quarterly period ended March 31, 2007. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act. The Company's disclosure controls and procedures are designed to provide reasonable assurances of achieving their objectives and the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over reporting as of the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of May, 2007.

ASIA PAYMENT SYSTEMS, INC. (Registrant)

By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer