Form 10QSB
period 2007-06-30
ASIA PAYMENT SYSTEMS INC
filed 2007-08-20
CIK 1085113

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

OR

[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30013

CARDTREND INTERNATIONAL INC.
(Formerly Asia Payment Systems, Inc.)
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

Number of shares of common stock, $0.001 par value, outstanding as of August 17, 2007 was 49,957,836.

================================================================================================================================================================================

CARDTREND INTERNATIONAL INC.
(FORMERLY ASIA PAYMENT SYSTEMS, INC.)

TABLE OF CONTENTS

Item		Description	Page

PART I - FINANCIAL INFORMATION

1	.	Financial Statements (unaudited)	3
		Condensed Consolidated Balance Sheet – June 30, 2007	F-1
		Condensed Consolidated Statements of Operations – Three- and Six-Months Ended June 30, 2007 and	F-2
		2006
		Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2007 and 2006	F-3
		Notes to Unaudited Condensed Consolidated Financial Statements	F-4
2	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	.	Controls and Procedures	22

PART II - OTHER INFORMATION

1	.	Legal Proceedings	23
2	.	Unregistered Sales of Equity Securities and Use of Proceeds	23
3	.	Defaults Upon Senior Securities	23
4	.	Submission of Matters to a Vote of Security Holders	23
5	.	Other Information	23
6	.	Exhibits	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
As of June 30, 2007
(Unaudited)
June 30, 2007
(Unaudited)

Assets
Current:
Cash	$113,171
Accounts receivable, net of allowance for doubtful accounts of $ 18,349	268,345
Other receivable	37,903
Inventories, at cost	6,121
Prepaid expenses	57,583

Total Current Assets	483,123

Equipment, net	372,257
Other assets	193,188
Goodwill	5,897,731
Intellectual Property, net	433,333

Total Assets	$7,379,632
Liabilities
Current:
Accounts payable	$29,837
Unearned income	104,079
Accrued liabilities	883,425
Due to related parties	289,008
Loan payable	609,455

Total Current Liabilities	1,915,804
Non-current:
Derivative Liability	327,250
Total Liabilities	2,243,054

Stockholders’ equity
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
49,957,836 common shares issued and outstanding as of June 30,
2007	49,958

Preference Shares, 10,000,000 preferred shares of $0.001 par value. 6,000,000
issued and outstanding as of June 30, 2007.	6,000
Additional paid-in capital	17,609,576
Deferred stock based compensation	(437,266)
Accumulated deficit	(12,156,022)
Accumulated other comprehensive income	64,332

Total Stockholders’ equity	5,136,578
Total Liabilities and Stockholders’ equity	$7,379,632

See accompanying notes to the unaudited condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
For the three- and six-months ended June 30, 2007 and 2006
(Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net revenue	$764,378	$47,518	$298,383	$10,005
Cost of goods and services	(551,412)	(19,452)	(194,220)	(2,902)
Gross profit	212,965	28,066	104,163	7,103
Selling, general and administrative
expenses	685,123	1,901,203	358,969	791,348
Stock based compensation	511,714	0	247,608	0
Depreciation and amortization	94,078	3,645	48,113	1,755
Operating Loss	(1,077,950)	(1,876,782)	(550,527)	(786,000)
Other income (expenses)
Change in value of derivative
liability	312,951	0	182,374	0

Interest expense	(305)	(57,260)	4,603	(28,537)

Net loss before income taxes	(765,304)	(1,934,042)	(363,550)	(814,537)
Income Taxes			-	-
Net Loss before minority interest	(765,304)	(1,934,042)	(363,550)	(814,537)
Minority interest	23,883	0	12,144	0
Net Loss	(741,421)	(1,934,042)	(351,406)	(814,537)
Loss per share, basic and diluted	(0.01)	(0.05)	(0.01)	(0.02)
Weighted average shares outstanding	49,577,836	35,699,209	49,577,836	35,776,381

Comprehensive Loss:
Net loss	(741,421)	(1,934,042)	(351,406)	(814,537)

Other Comprehensive income (loss)	21,619	(3,063)	29,465	(3)
Comprehensive loss	$(719,802)	$(1,937,105)	$(321,941)	$(814,540)

See accompanying notes to the unaudited condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months period ended June 30, 2007 and 2006
(Unaudited)

	Six Month	Six Month
	Ended	Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Adjustments to reconcile net loss to net cash	$(741,421)	$(1,934,042)
used by operating activities:
Depreciation and amortization	44,708	3,645
Stock based compensation	511,714	1,432,162
Change in derivative liability	(312,951)	-
Stock issued in exchange of Debt	148,200	-
Minority Interest	(23,935)	-
Amortization of Intellectual property	50,000	-
Amortization of discount	-	42,260

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	41,434	335
Other receivables	(27,734)	87,081
Prepaid expenses/Inventories	(57,387)
Increase (decrease) in:
Accounts payable and accrued expenses	(110,487)	139,536
Accrued Liabilities	106,337
Due to related party	(225,261)	205,844
Unearned income	2,125	(25,840)

Net cash (used in) by operating activities	(594,656)	(49,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107,877)	-

Net cash used by investing activities	(107,877)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	496,221	90,000
Net proceeds from hire purchase	13,234	-
Payments of deposits	(58,631)	-
Proceeds from (repayment of)loan payable	-	(70,000)

Net cash provided by financing activities	450,824	20,000

Effect of exchange rate changes on cash	21,619	(3,063)

Net increase in cash	(230,091)	(32,082)
Cash and cash equivalents, beginning of period	$343,262	$110,566

Cash and cash equivalents, end of period	$113,171	$78,484

See accompanying notes to the unaudited condensed consolidated financial statements.

CARDTREND INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements of Cardtrend International, Inc. , formerly known as Asia Payment Systems, Inc., (“The Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB as filed with the SEC.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Nevada, and is in the business of providing (1) business processes out-sourcing and data processing services to operators of payments cards and loyalty-rewards cards (2) The distribution and sale of prepaid products and services through a network of dealers who sell the Company’s prepaid products electronically as well as physically over the counters to consumers at large (3) The issuance of payments cards and loyalty-rewards cards to consumers and corporations. The Company’s operations are primarily in Asia. During the six-month period ended June 30, 2007, the Company continued to operate its business under the three business units: Processing Business Unit, Prepaid Business Unit and Cards Business Unit.

The consolidated financial statements include the accounts of the Company and its wholly and majority- owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currencies of the subsidiaries are U.S. dollars except for the following subsidiaries:

  Asia Payment Systems Limited, Hong Kong – Hong Kong Dollar (HKD)

  Cardtrend Systems Sdn Bhd – Ringgit Malaysia (RM)

  Interpay Asia Sdn Bhd – Ringgit Malaysia (RM)

  Etop Services Sdn Bhd – Ringgit Malaysia (RM)

  Payment Business Solution Sdn Bhd – Ringgit Malaysia (RM)

  Interpay International Airtime Pte Ltd – Singapore Dollars SGD)

  Asia Payment Systems (China) Co. Ltd. – Renminbi (CNY)

  Asia Payment Systems (Singapore) Pte. Ltd. – Singapore Dollars (SGD)

Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders’ equity.

June 30, 2007
Period end HKD : US$ exchange rate	7.8172
Average period HKD : US$ exchange rate	7.8172
Period end CNY: US$ exchange rate	7.6248
Average period CNY: US$ exchange rate	7.68907
Period end RM: US$ exchange rate	3.4589
Average period RM: US$ exchange rate	3.442
Period end SGD: US$ exchange rate	1.5321
Average period SGD: US$ exchange rate	1.5249

Accounts Receivable

As of the six-month period ended June 30, 2007, the Company has total account receivables amounted to $268,345 and $309,779 for the year ended December 31,2006, Allowance for doubtful accounts of $18,349 and & $17,974 as of June 30, 2007 and December 31, 2006 respectively.

Equipment

Equipment is recorded at cost less accumulated depreciation. The cost of computer equipment and auto are depreciated on a straight-line basis over their estimated life of three to five years.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company further recognizes revenue from the licensing of Cardtrend Systems’s software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

For the Company’s Processing Business operations, the Company recognizes revenue as it is entitled to issue invoices to its Clients for services rendered progressively and/or periodically as agreed in a service contract. Revenue for the licensing of software is recognized when the criteria in the preceding paragraph have been met and delivery has occurred. If, as is usually the case, the delivery of the software is part of an arrangement that includes the installation of the software, revenue is recognized when the installation is complete and customer acceptance has occurred. Contracts for the maintenance and support of the software are priced separately for one year periods and revenue is recognized ratably over service period.

For the three-month period ended June 30, 2007, the Processing Business Unit, comprising Cardtrend Systems and the Company’s subsidiaries in Singapore, Hong Kong and China, recorded net revenue of $138,567 as compared to $10,005 for the three-month period ended June 30, 2006, an increase of 1284%. For the six-month period ended June 30, 2007, the net revenue recorded by the Processing Business Unit was $287,051, as compared to $47,518 for the corresponding six-month period in 2006, an increase of 504%.

For the Company’s Cards Business operations, the Card Business Unit recognizes net revenue from the subsidiaries and associated companies which the Company can determine that the Company has management control over the operations. Such subsidiaries and associated companies recognize revenues earned from card fees, merchant fees or commissions, interchange fees, cash advance/withdrawal fees, interest or share of interest income and any other fees billed to cardholders as well as to merchants. The Company does not recognize revenue generated by its associated companies which it does not have management control but it records dividends received (if any) from such associated companies. During the reporting periods, the Card Business Unit did not record any revenue from external customers nor did the Company receives any dividend from its associated companies under the Cards Business Unit. The Cards Business Unit did not exist in the corresponding periods in 2006.

For the three-month period ended June 30,2007, the Company recorded total net revenue of $298,383 (derived from gross revenue of $394,778 less discounts given to customers of $96,395), as compared to $10,005 for the corresponding three-month period in 2006, an increase of about 2882%. For the six-month period ended June 30, 2007, the Company recorded total net revenue of $764,378(derived from gross revenue of $1,061,711 less discounts given to customers of $297,333), as compared to $47,518 for the corresponding six-month period in 2006.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $741,421 and $1,934,042 during the six months ended June 30, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets by $1,432,681 as of June 30, 2007.

Inventory

As of June 30, 2006, inventories, belonging to Payment Business Solutions and Etop Services (Malaysia), the Company’s subsidiaries in Malaysia were $6,121 based on the lower of historical cost or market value.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 66,738,982 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

EITF 00-19-2, In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

SFAS-159, In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Stock-Based Compensation

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

During the three-month period and six-month period ended June 30, 2007, the Company did not issue any common shares for consulting services as compared to 150,000 and 281,000, respectively, issued during the corresponding periods ended in 2006.

For the three-month period ended June 30, 2007, the Company expensed stock-based compensation from stock options to directors, officers and employees in the amount $78,913 and to consultants in the amount of $168,695 a total of $247,608, as compared to $0, $583,956 and $583,956 respectively, expensed for the corresponding three-month period ended June 30, 2006. For the six-month period ended June 30, 2007, the company expensed stock-based compensation from stock options to directors, officers and employees in the amount $172,673 and to consultants in the amount of $339,041, a total of $511,714 as compared to $875,197, $556,965 and $1,432,162, respectively, expensed for the correspondence six-month period ended June 30, 2006.

3. Related Party Transactions

The Company had the following transactions for the three-month and six-month periods ended June 30, 2007 (and for the corresponding periods ended June 30, 2006) recorded at their exchange amount, with related parties:

Incurred $18,000 (2006 – $18,000) for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with directors, officers and companies controlled by certain officers and/or directors, were outstanding:

June 30, 2007
Due to directors, officers
and companies owned by
directors and officers	$289,008

4. Capital Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2007 the Company has issued and outstanding 49,957,836 shares of common stock. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. There were 6,000,000 preferred shares outstanding at June 30, 2007.

During the six months ended June 30, 2007 the Company issued 1,900,000 common shares to employees for services at $0.078 per share totalling $148,200.

Since the Company did not have sufficient authorized shares to enable the exercise of its outstanding common stock purchase warrants and consultant options, it has reclassified the fair value of the warrants and consultant options as a liability on the balance sheet at June 30, 2007. (See Note 7)

Subsequent to the end of the reporting period, on July 17, 2007 the Company has obtained the favorable votes from a majority of the shareholders to increase its authorized number to 250,000,000 shares of common stock with a par value of $ 0.001 and 10,000,000 shares of preferred stock with a par value of $ 0.001.

5. Stock Options and Warrants

During the three-month period ended June 30, 2007, the Company granted 200,000 options to an employees at an exercise price of $0.10 per share and to be vested at 25,000 options at the end of every three month from June 1, 2007. Fair value has been calculated and the expense will be recorded at the time of each vesting. During the three-month period ended June 30,2007, there were 950,000 options cancelled due to resignation of an employee and two consultants, and there were no warrants issued,, expired, cancelled or exercised. For the six-month period ended June 30, 2007, all the outstanding unregistered options granted to the directors, officers and employees in 2006 and the first quarter of 2007 were voluntarily cancelled in the first quarter of 2007, and the directors, officers and employees were granted a total of 11,550,000 options at an exercise price of $0.10 per share under the 2007 Non-Qualified Stock Option Plan approved by the directors in February 2007. Fair value of such options granted were computed using a Black Scholes model with the follwing assumptions: (1) divdidend yield of 0%; (2) expected volatility of 133%; (3) risks free interest rate of 4.62%; (4) expected live of 3 to 5 years; and (5) at a market price of $0.09. The fair values will be expensed off over the period of vesting for each employee. For the six-month period ended June 30, 2007, there was a total of 402,305 warrants expired and none issued.

A summary of change in the Company’s common stock purchase options is presented below:

					Average
					Exercise
	2004Plan	2005 Plan	Unregistered	2007 Plan	Price
Balance At Dec. 31, 2006	583,000	1,030,000	11,350,000	0	$0.20
Granted	0	0	750,000	11,350,000	$0.10
Forfeited & Cancelled	0	0	-12,100,000	0	$0.18
Exercised	0	0	0	0	0
Balance At March 31, 2007	583,000	1,030,000	0	11,350,000	$0.13
Granted	0	0	0	200,000	$0.10
Forfeited & Cancelled	(100,000)	(400,000)	0	(450,000)	$0.43
Exercised	0	0	0	0	0
Balance At June 30, 2007	483,000	630,000	0	11,100,000	$0.11

Additional information regarding options outstanding at June 30, 2007:

		Outstanding			Exercisable
		Weighted				Weighted
		Average Weighted			Weighted	Average
	Number	Remaining Average		Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (years)	Price	Options	Price	Life (years)
$0.001	150,000	3.50	$0.100	0	$0.00	0
$0.10	11,200,000	9.63	$0.100	991,248	$0.10	9.54
$0.13	100,000	4.08	$0.130	50,000	$0.13	4.08
$0.20	43,000	1.92	$0.200	43,000	$0.20	1.92
$0.25	400,000	0.08	$0.250	300,000	$0.25	0.08
$0.28	30,000	3.92	$0.280	30,000	$0.28	3.92
$0.30	290,000	3.22	$0.300	290,000	$0.30	3.22
	12,213,000	9.00	$0.11	1,704,248	$0.17	6.35

Transaction involving warrants issued to investors and consultants are summarized as follows:

	Share Issuable	Average
	Upon Exercise	Price
	of Warrants	Per Share
Outstanding At 12.31.2006	12,428,287	$0.46
Granted	0	0
Cancelled or Expired	402,305	$1.54
Exercised	0	0
Outstanding At 03.31.2007	12,025,982	$0.42
Granted	0	0
Cancelled or Expired	0	0
Exercised	0	0
Outstanding At June 30,2007	12,025,982	$0.42

Additional information regarding warrants outstanding at June 30, 2007 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Warrants	Life (years)	Price	Warrants	Price	Life (years)

$0.16	645,644	2.25	$0.16	645,644	$0.16	2.25
$0.16	240,000	0.5	$0.16	160,000	$0.16	0.5
$0.20	7,283,194	1.74	$0.20	7,283,194	$0.20	1.74
$0.30	1,768,985	1.93	$0.30	1,768,985	$0.30	1.93
$0.71	1,000,000	3.17	$0.71	1,000,000	$0.71	3.17
$2.00	1,088,159	3.17	$2.00	1,088,159	$2.00	3.17
	12,025,982	2.02	$0.42	11,945,982	$0.42	2.03

6. Convertible Debt

On May 2, 2007 the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $50,000 each (totaling $100,000), all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.07 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On May 15, 2007 the Company accepted an offer from an individual lender of callable, on-demand convertible loan of $32,592, bearing 10% annualized interest. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.058 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On June 6, 2007 the Company accepted two offers from twos individual lender of callable, on-demand convertible loans of $30,000 and $17,408, respectively, all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.054 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On June 26, 2007 the Company accepted an offer from an individual lender of callable, on-demand convertible loan of $25,000, bearing 10% annualized interest. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.039 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

7. Derivative Liability

As disclosed in Note 7, the Company does not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19. From July 01, 2006, the initial date on which the Company has insufficient shares to settle all contractual obligations under option and warrant agreements outstanding, a $167,536 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 5.10% and (4) expected life and exercise prices consistent with each individual instrument.

Additionally, during July through December 2006, the $161,413 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.5% and (4) expected life and exercise prices consistent with each individual instrument. The fair values of new instruments issued during this period have been classified as liabilities as of the date of issue. This amount aggregated $1,770,383 computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of 4.4% and (4) expected life and exercise prices consistent with each individual instrument.

At December 31, 2006 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.74% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $640,201. As a result, for the year ended December 31, 2006 the Company recorded approximately $333,725 as a charge to Change in value of Warrant Liability.

At March 31,2007 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.51%-4.90% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $509,622. As a result, for the period ended March 31, 2007 the Company recorded approximately $130,577 as a gain for Change in value of Warrant Liability.

At June 30, 2007 the fair value of each instrument was again computed under a Black Scoles model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 174% (3) risk-free interest rate of approximately 4.94% -4.90% and (4) expected life and exercise prices consistent with each individual instrument. This calculation resulted in an aggregate value of derivative instruments of approximately $327,250. As a result, for the period ended June 30, 2007, the Company recorded $182,374 as a gain for Change in value of Warrant Liability.

8. Subsequent Events

On July 17, 2007, the Company obtained the votes of a majority of the shareholders of all classes of the Company’s common stocks infavor to (i) increase the authorized number of common shares from 50,000,000 to 250,000,000 and (2) change the name of the Company from Asia Payment Systems, Inc. to Cardtrend International Inc. The changes were effective July 24, 2007.

On August 16, 2007, the Company’s stock symbol in the NASD OTC was changed from “APYM” to “CDTR”.

9. Segment Information

The Company is managed by specific lines of business including business processing (“Processing Business Unit”) , prepaid communications products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”) . The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Cardtrend parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information by line of business for the three and six months ended June 30, 2007, and 2006, as taken from the internal management system previously discussed, is listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Business Processing	$139,510	$10,005	$287,994	$47,518
Prepaid	158,874	n/a	476,384	n/a
Card	-	n/a	-	n/a
Corporate unallocated	-	-	-	-

Total revenue	$298,383	$10,005	$764,378	$47,518

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross Profit (loss)
Business Processing	$101,610	$7,103	$205,163	$28,066
Prepaid	2,553	n/a	7,802	n/a
Card	-	-	-

Total Gross Profit (loss)	$104,163	$7,103	$212,965	$28,066

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Income (loss)
Business Processing	$(71,032)	$(786,000)	$(128,401)	$(1,876,782)
Prepaid	(32,636)	n/a	(61,462)	n/a
Card	(12,811)	n/a	(20,696)	n/a
Corporate unallocated	(434,048)	-	(867,391)	-

Total Operating Income (loss)	$(550,527)	$(786,000)	$(1,077,950)	$(1,876,782)

Assets	June 30, 2007
Business Processing	$3,614,588
Prepaid	1,939,074
Card	1,762,610
Corporate unallocated	63,360

Total Assets at June 30, 2007	$7,379,632

	Six Months Ended June 30,
	2007	2006
Capital Expenditures:
Business Processing	$37,503	$-
Prepaid	0	n/a
Card	0	n/a
Corporate unallocated	70,374	-

Total Capital Expenditures	$107,877	$-

The net operating income (loss) data listed above includes the effects of S, G & A expense, depreciation, and amortization. The following tables disclose those amounts for each segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Expenses :
Business Processing	$172,642	$791,348	$333,564	$1,901,203
Prepaid	35,189	n/a	69,264	n/a
Card	25,160	n/a	43,143	n/a
Corporate unallocated	125,978	n/a	239,152	n/a

Total Operating Expenses	$358,969	$791,348	$685,123	$1,901,203

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Depreciation and amortization:
Business Processing	$27,970	$1,755	$62,084	$3,645
Prepaid	15,841		31,262	n/a
Card	323		323	n/a
Corporate unallocated	3,979		409
Total Depreciation and amortization	$48,113	$1,755	$94,078	$3,645

NA: Not Applicable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of the Company’s financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this prospectus. This prospectus contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act). These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which the Company indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believe,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under the sections of “Business,” “Risk Factors”, and “Management’s Discussion and Analysis.” The actual results may differ materially from results anticipated in these forward-looking statements. The Company bases the forward-looking statements on information currently available to us, and the Company assumes no obligation to update them. In addition, the Company’s historical financial performance is not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance.

Currently, the Company does not have sufficient capital to implement its entire plan of operations. The information contained herein reflects a prospective plan of future operation. There is no assurance that the plan will be implemented. As of the date of this filing, the Company does not have sufficient funds to implement the foregoing plan of operations. There are no assurances as to when, if ever, the Company will have the funds to implement this plan of operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report as well as the Company’s 2006 Annual Report on Form 10KSB.

Overview

The Company currently engages in the following principal business activities through three distinct and synergistic business units or segments:

  Processing Business Unit: The provision of business processes out-sourcing and data processing services to operators of payments cards and loyalty-rewards cards.

  Prepaid Business Unit: The distribution and sale of prepaid products and services through a network of dealers who sell the Company’s prepaid products electronically as well as physically over the counters to consumers at large.

  Cards Business Unit: The issuance of payments cards and loyalty-rewards cards to consumers and corporations.

The Company has divided Asia into four markets: Emerging Asia Market, Affluent Asia Market and Outer Asia Market (collectively referred to as “Other Asia Markets”) and China Market. Emerging Asia Market consists of Malaysia, Indonesia, Philippines, Thailand, Vietnam and India. Affluent Asia Market consists of Hong Kong, Taiwan, Korea, Japan, Singapore, Australia and New Zealand. Outer Asia Market consists of Mongolia, Pakistan, Bangladesh, other South-east Asia countries and Middle-eastern countries. China Market, where the Company’s special focus is, consists of no other country except China.

Recent Developments
Processing Centre In China.

In February 2007, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd., rented a premise in the Science City in Guangzhou, China, and set-up a processing centre with the installation of the loyalty-rewards card system supplied and installed by Cardtrend Systems Sdn. Bhd., the Company’s wholly owned subsidiary in Malaysia. The total capital investment excluding the software was about $70,000. Cardtrend Systems is supplying and installing the cash card system, credit card system and the prepaid administration system over the rest of 2007. The Processing Centre has begun processing the Global Uplink Bonus Point Cards, a loyalty-reward card, on a pilot basis in June 2007 (see “On-Going Developments” note below.)

Joint-Venture Card Company In Mongolia

On May 2, 2007, Asia Payment Systems (HK) Ltd., the Company’s wholly owned subsidiary incorporated in Hong Kong, signed a joint venture agreement with two Mongolian individuals to form a payment card company in Mongolia, called Interpay Co. Ltd. Asia Payment Systems (HK) Ltd. purchased the Card Management System from Cardtrend Systems Sdn. Bhd., the Company’s new wholly owned subsidiary, and contributed such system as its portion (50%) of the paid up capital of the joint venture company which has a paid up capital of US$500,000.

On-going Developments

Business Alliance With (And An Option To Acquire) SMS Biz Sdn. Bhd.

On November 28, 2006, the Company, SMS Biz Sdn. Bhd. (“SMS Biz”), a company incorporated in Malaysia, Yap Kit Chuan (“Yap”) and Chua Tong Ling (“Chua”), the shareholders of SMS Biz, entered into a business alliance agreement (“BAA”) pursuant to which, SMS biz shall appoint Payment Business Solutions Sdn. Bhd.(“PBS”), a wholly owned subsidiary of Interpay International Group Ltd., which a wholly owned subsidiary of the Company, to be a major distributor of SMS Biz’s prepaid IDD long distance call products in Malaysia, and Yap and Chua shall jointly grant an option to the Company for the Company to acquire their entire shareholdings in SMS Biz in the future for an option consideration of 50,000 series C Preferred Shares of the Company, issuable by the Company upon SMS Biz, Yap and Chua fulfilling certain conditions (“Conditions”), and a final consideration of 20,000 Series D Preferred Shares of the Company, issuable by the Company upon the Company exercising the said option. Each of the Series C Preferred Shares and Series D Preferred Shares will be convertible to 100 common shares of the Company upon Yap and Chua meeting certain conditions as set forth in the BAA. As of the date of this Report, SMS Biz, Yap and Chua have not fully fulfilled the Conditions, and hence, the Series C Preferred Shares have not yet been issued. The Conditions are expected to be fully fulfilled by SMS Biz, Yap and Chua by the end of September 2007.

Purchase of Assets From Global Uplink Communications Ltd. (China)

On December 8, 2006, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd. (“APS China”), Global Uplink Communication Ltd. (“GUCL”), a company incorporated in Guangzhou, China, entered into a sale and purchase agreement (“SAPCN”) pursuant to which APS China will purchase from GUCL all the assets of its operating centre located at 3rd, 4th, and 5th Floor, No. 168 Longko Xi Road, Guangzhou, China, (“Premises”) for a total cash consideration of Renminbi 1,500,000 (about $200,000), subject to certain conditions being fulfilled by GUCL, among which, GUCL shall transfer the employment of its existing staff to APS China and cause its shareholders to grant an option to APS China to acquire their entire shareholdings in GUCL in the future for a consideration of Renminbi 10 upon acceptance of the option by APS China and a further sum of Renminbi 10 upon APS China exercising the option. On January 26, 2007, APS China paid a sum of Renminbi 150,000 being the first payment towards the purchase consideration, and was planning to pay the second and last payment of Renminbi 1,350,000 on or before April 30, 2007, and failing which, GUCL may terminate the SAPCN and forfeit the first payment made. However, due to the non-fulfillment of certain conditions precedent to the close of the SAPCN, both parties have been renegotiating the terms and conditions of the SAPCN as of the date of this Report. The Company expects to complete the renegotiation by the end of August2007.

Acquisition of Global Uplink Ltd (Hong Kong)

On December 8, 2006, the Company’s wholly owned subsidiary in Hong Kong, Asia Payment Services (HK) Ltd. (“APSHK”), entered into a sale and purchase agreement (“SAPHK”) with Chen Yu Hua (“Chen”) and Peng Hai Tao (“Peng”), the shareholders of Global Uplink Ltd. (“GUHK”), a company incorporated in Hong Kong, for APSHK to acquire all their shareholdings in GUHK for a total cash consideration of HK$ 500,000. On December 27, 2006, APSHK made an aggregate payment of HK$ 50,000, being ten percent of the consideration sum, to Chen and Peng. The closing of the SAPHK is subject to certain conditions being fulfilled by the parties, among which, Chen shall be appointed as a member of the Board of Directors of the Company as well as Executive Vice President – General Manager of the Company’s China Operation; Peng shall be appointed as Vice President – Systems and Technical Supports, China; Ao Jin Guang and Xu Zhong, the associates of Chen and Peng, shall be appointed as Senior Vice President – Business Development, China, and Vice

President – Operations, China, respectively. All the above-named persons will enter into a five-year employment contract each from the date of closing of the SAPHK. On May 1, 2007, Asia Payment Systems (HK) made a further payment of HK$200,000 in aggregate to Chen and Peng, leaving a balance of HK$250,000. Hence, the SAPHK has not been brought to a close. The Company expects to bring the SAPHK to a close by the end of July 2007.

ET-China Ltd. (“ET China”)

In June 2005, the Company signed an agreement with ET-china Limited of Guangzhou, China to invest in an ecommerce system for the purpose of processing China pin-based debit cards from customers of ET-china. ET-china provides air and hotel booking services to individual and corporate travelers primarily in Guangdong, China. The agreement between ET-china and the Company is for both companies to cooperate to build out an ecommerce system in Shenzhen, China so that both ET-china’s customers as well as Asia Pay’s future merchant customers will have access to use this ecommerce payment processing system. In late 2005 and early 2006, the Company concluded that the planned investment had not been implemented as agreed. The Company consulted a Chinese legal counsel in Guangzhou, China advised that the investment agreement was ineffective from the legal standpoint. As a result, in mid-February, 2006 the Company sent a notice to Guangdong Et-China to refund the investment funds previously advanced. ET-China responded to the Company’s notice alleging that the Company had breached the contract by not paying in the balance sum of the investment amount. With the uncertainty of the claim at the time of the 2005 financial statements being prepared, the Company determined that such investment became impaired. The Company intends to vigorously pursue the Company’s claims by all appropriate legal means. In late 2006, the Company has identified a legal firm in Guangzhou whom the Company has retained to provide legal advices relating to the Company’s business matters in China. In March 2007, the Guangzhou legal firm gave the Company its assessment on the viability to seek refund of the Company’s investment funds through legal channels. Contrary to the previous Chinese legal firm whom the Company consulted, the Guangzhou legal firm is of the opinion that the agreement is effective under the Chinese laws, but that the other parties are in breach of the terms of the agreement. The Company’s Board of Directors reviewed this assessment during a Board Meeting held on March 22, 2007 and has instructed the Management to clarify certain aspects of the claims should the Company decides to proceed with the claims against the other parties to the agreement. The Chinese legal firm has since suggested several alternative courses of actions which the Company may wish to pursue with the objective of successfully claiming for the loss on the Company’s investment with minimum risk of incurring further financial loss. The Board discussed this matter at its meeting on July 22, 2007 and has deferred the making of a final decision as to how best to proceed to assert the Company’s claims against ET-China and/or the other parties to the agreement.

Loyalty-Rewards Card Program In Co-operation With Global Uplink Communications Ltd

On January 1, 2007, Asia Payment Systems (China) Co. Ltd., entered into a co-operation agreement to jointly develop a loyalty-rewards card program to be launched in the second quarter of 2007, pending the completion of the Processing Centre in the Science City in Guangzhou. Both parties will share costs and revenues on a certain proportions and such card program is to target at the high spending individuals who entertain frequently on business in restaurants and other service establishments. The Company will initially focus on the issuance of the loyalty-reward cards and the recruitment of participating service establishments in Guangzhou and intends to progressively expand to other cities in Guangdong Province, and ultimately, to other major cities in China.

Other Developments

None

Recent Financial Results

Revenue of Processing Business Unit
(i) In Other Asia Markets

     During the three-month period ended June 30, 2007 the Processing Business Unit in Other Asia Markets, which currently comprises all the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of this Report), and Asia Payment Systems (Hong Kong) Ltd. in Hong Kong reported a net revenue of $139,510, as compared to $10,005 recorded for the corresponding three-month period ended June 30, 2006, a 14 fold increase. For the six-month period ended June 30, 2007, the Processing Business Unit reported net revenue of $287,950, as compared to $47,518 for the corresponding period in 2006, an increase of 504%. Cardtrend Systems, which entered into a new processing service agreement with DFS Okinawa, began to recognize the transactional fees charged to DFS Okinawa as its revenue from January 1, 2007 onwards. During the three-month and six-month periods ended June 30, 2007, Cardtrend Systems continued to receive maintenance fees payable by its existing clients which include Shall East-Zone, Bank Islamic Brunei Darussalam and other operators of payments cards and loyalty-rewards cards. During the three-month period ended June 30, 2007, the Processing Business

Unit in Other Asia Markets recorded total cost of services of $37,900, as compared to $2,902 for the corresponding three-month period ended June 30, 2006, an increase of about 1205%, thereby generating a gross profit of $101,610 for this reporting period as compared to $7,103 for the corresponding period in 2006, almost 14-fold increase. The gross margin for this business unit in Other Asia Markets for this reporting period was 73% as compared to 71% for the corresponding three-month period ended June 30, 2006.

(ii) China Market

     During the three-month period ended June 30, 2007, Asia Payment Systems (China) Co. Ltd., the Company’s wholly owned subsidiary in Shanghai, China, was setting up a processing centre in the Science City in Guangzhou, China at a total cost of about $70,000, excluding the costs of software for the processing of credit cards, cash cards, debit cards, loyalty cards and prepaid top-up transactions, which is supplied and installed by Cardtrend Systems. As Asia Payment Systems (China) is expecting to begin the processing of the loyalty-rewards cards to be launched by Global Uplink Communications Ltd. in Guangzhou in June 2007, the Processing Business Unit in China Market did not record any revenue during this reporting period.

Revenue of Prepaid Business Unit

(i) In Other Asia Markets

     During the three-month period ended June 30, 2007, the Prepaid Business Unit in Other Asia Markets, which currently comprises two subsidiaries of ours in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd., and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $158,874, the corresponding total cost of the prepaid products was $156,321, thereby generating a gross profit of $2,553, a gross margin of about 1%. For the six-month period ending June 30, 2007, the net revenue for the six-month period ended June 30, 2007 was $476,384 and the cost of the prepaid products was $468,581., giving a gross profit of $7,802. This Business Unit did not exist during the same corresponding three-month and six-month periods ended June 30, 2006.

(ii) China Market

     As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market. The Company plans to do so as soon as the Company has available funds to conduct such business in conjunction with the Company’s strategic alliance partner, Global Uplink Communications Ltd. in Guangzhou.

Cards Business (i) In Other Asia Markets

     During the three-month and six-month periods ended June 30, 2007, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty-rewards cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, did not declare any dividend. Hence, this Business Unit did not report any income for this reporting period. Asia Payments did not have this Business Unit during the same corresponding periods ended June 30, 2006.

(ii) In China Market

As of the date of this Report, the Company has not begun to conduct Cards Business in China.

Consolidated Revenues and Operating Expenses

     On a consolidated basis, the Company recorded total net revenue of $298,383 and $764,378 for the three-month and six-month periods ended June 30, 2007, respectively, as compared to $10,005 and $47,518, respectively, for the same corresponding periods ended June 30, 2006, a 30-fold and 16-fold increase, respectively. The corresponding total costs of goods sold and services rendered for the three-month and six-month periods ended June 30, 2007 was $194,220 and $551,412, respectively, as compared to $2,902 and $19,452, respectively, for the same corresponding periods ended June 30, 2006. Hence, the total gross profits of the Company for the three-month and six-month periods ended June 30, 2007 was $104,163 and $212,965, respectively, (giving a gross margin of about 35% and 28%, respectively), as compared to $7,103 and $28,066, respectively, (gross margin of 71% and 59%, respectively), for the same corresponding periods ended June 30, 2006, a15-fold and 8-fold increase, respectively (an improvement of 1366% and 659%, respectively, in gross margin).

     The Company incurred total operating expenses of approximately $654,690 and $1,290,915 for the three-month and six-month periods ended June 30, 2007, respectively, as compared to $793,103 and $1,904,848, respectively, for the same corresponding periods ended June 30, 2006, a decrease of $138,413 (or 20%) and $613,933 (or 32%), respectively. The decrease of operating expenses was primarily contributed by the increase in the stock based compensation, and gain from derivative instruments amounting to $182,374.

Financing expense for the three-month and six-month periods ended June 30, 2007 was approximately ($4,603) and $305, respectively, as compared to $28,537 and $57,260 for the same corresponding periods in 2006, a decrease of 116% and 99%, respectively. This expense incurred resulting mainly from 2 convertible on-demand loans obtained in January 2007 amounting to $200,000 and 6 similar loans in May and June 2007 amounting to $205,000. All the loans bear an interest rate of 10% per annum. The lenders of these loans may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but they will have the option to convert any money advanced and/or interest in arrears into Units priced at between $0.039 to $0.09 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

Net loss before extraordinary loss for the three-month and six-month periods ended June 30, 2007 was $351,406 and $741,421 respectively, as compared to $814,537 and $1,934,042, respectively, for the corresponding three-month and six-month periods ended June 30, 2006, a decrease of $463,131 (or 57%) and $1,192,621 (or 62%), respectively. This was mainly due to decrease in stock based compensation and gain in derivative liabilities. With the amortization of other assets including the Cardtrend Software, the comprehensive loss for the three-month and six-month periods ended June 30, 2007 was $380,996 and $714,802, respectively, as compared to $814,540 and $1,937,105, respectively, for the corresponding three-month and six-month periods ended June 30, 2006, an increase of 53% and 60%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company had cash of $113,171, as compared to the ending cash balance at of June 30, 2006 in the amount of $78,484, an increase of $34,687 (or 44%).

Net cash used in operating activities was $594,657 for the six-month period ended June 30, 2007, compared to $49,019 for the same corresponding period in 2006. The increase in net cash used in operations reflects the increase in stock based compensation for employees as well as services rendered by consultants.

Net cash provided by financing activities was $450,824 for the six-month period ended June, 2006, compared to $20,000 for the corresponding period in 2006.

As of June 30, 2007, total current liabilities exceeded total current assets by $1,432,681 compared to $966,149 as at June 30, 2006. Shareholders, directors and related party advances comprise $452,864 of the current liabilities, compared to $328,791 as at June 30, 2006. Current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $214,754 owing to Kok Keng Low, a director and Chief Technology Officer of the Company, who was the principal shareholder of Cardtrend Systems Sdn. Bhd., $89,897 owing to Robert G. Clarke, the Chairman of the Board, and $68,858 owing to King K. Ng, the President and Chief Executive Officer.

Financial Condition

As of June 30, 2007, the Company’s consolidated cash and cash equivalents totaled $113,171. Cardtrend International Inc. had a cash balance of $60,061 while Cardtrend Systems, Interpay International Group of companies, Asia Payment Systems (HK), Asia Payment Systems (Singapore) and Asia Payment Systems (China) had a cash balance of $4,827, $12,052, $33 and $36,198, respectively, which are reserved by the respective subsidiaries to meet their commitments and on-going requirements. Because of the strategic importance to set up the office in Shanghai, the Processing Centre in Guangzhou as well as the business development related expenses and the pre-operating expenses in the Business Processing Business in China, Asia Payment Systems (China) has spent more than $100,000 of the cash balance during the six-month period ended June 30, 2007. In order to meet the Company’s payments for the audit services, the Company has ear-marked the cash balance for such expenses in the six-month period of 2007. Hence, the Company does not have sufficient funds to pay for the balance of payments to Global Uplink for the assets the Company has committed to purchase from Global Uplink in Guangzhou as well as to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shares in Global Uplink Ltd. The Company is currently sourcing for such funds. Should the Company fail to do so by the end of August 2007, the Company’s initial payments to Global Uplink and the shareholders of Global Uplink Ltd, equal to 10% of the purchase considerations of Reminbi 1,500,000 and HK$500,000, respectively, may be forfeited. The Company believes that with the exception of Etop Services (Malaysia) and Interpay Asia, other subsidiaries have sufficient funds to operate their existing business over the next nine months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

  First, the Company’s Business Units will attempt to each successfully implement its business plans, manage expenditures according to their budgets, and generate positive cash flow from their operations;

  Second, the Company’s Business Units will attempt to each develop an effective marketing and sales strategy in order to grow the Company’s businesses and compete successfully in the Company’s markets;

  Third, the Company will attempt to gain the Company’s maiden revenue in China Market for its Processing Business, particularly the data processing services by the end of December 2007; and

  Fourth, the Company will attempt to realize positive cash flow with respect to the Company’s Processing Business undertaken by Cardtrend Systems in order to provide the Company with cash flow to support the Company’s operations.

The Company has established a management plan to guide the Management in growing the Company’s net revenues and generating positive cash flows from operations during 2007. The major components of the plan are discussed on the subsection of Item 6 Part II entitled “Management Initiatives & Plans” of the 2006 10KSB Annual Report filed on May 21, 2007. No assurance can be given that the Company will be successful in implementing the plan. The Company’s net revenues and cash flows from operations depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and implementing new businesses in all the markets.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of June 30, 2007, the Company had a working capital deficit of $1,434,724 and an accumulated comprehensive loss of $12,156,022 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company has funded and will continue to fund the acquisitions and mergers by the issuance of the Company’s common shares, the Company requires additional cash to meet on-going operating expenses. To date, the Company’s primary source of funds has been equity investments and shareholders’ and directors’ advances, and this trend is expected to continue over the next quarter. The Company does not currently have any agreements with investors or the Company’s shareholders or directors for future equity investment. The Company expects to raise such additional capital through additional private financings, as well as borrowings and other resources. The Company may also raise additional funds in a public offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in further dilution of the Company’s stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, the Company will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require the Company to relinquish rights that the Company would not otherwise relinquish. Since much of the information contained in this report herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

Contractual Obligations

The following summarizes significant contractual obligations of the Company as of June 30, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

  The conversion of 3,500,000 Series A Preferred Shares to 17,500,000 common stocks of the Company upon the effective date of the increase of the authorized shares of the Company’s common stocks to 250,000,000, which, the Company believes, will have no impact on the Company’s liquidity and cash flow in the future periods;

  The conversion of 2,500,000 Series B Preferred Shares to 25,000,000 common stocks of the Company upon the effective date of the increase of authorized shares of the Company’s common stock to 250,000,000 which, the Company believes, will have no impact on the Company’s liquidity and cash flow in the future;

  The payment of Renminbi 1,350,000 (approximately $178,000) before August 31, 2007 to Global Uplink Communications Ltd. for the purchase of the assets in the Operating Centre in Guangzhou, which, the Company believes, will reduce the Company’s liquidity to a negative position in the future periods if the Company is not able to raise the funds required as discussed in the section above;

  The payment of Hong Kong Dollar 250,000 (approximately $32,000) by the end of August, 2007 or failing which, the soonest possible time, to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shareholdings in Global Uplink Ltd. which, the Company believes, will reduce the Company’s liquidity to a further negative position in the future periods if the Company is not able to raise the funds required as discussed in the section above; and

  The issuance of 50,000 Series C Preferred Shares and the subsequent conversion of such shares to 5,000,000 common stocks of the Company, which, the Company believes, will not have any impact on the Company’s liquidity and cash flow in the future periods.

The expected timing or payment of obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

INFLATION

The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company’s operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

We have sought to identify what we believe are significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

(a) As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

As previously disclosed in our Current Reports on Form 8-K, filed on August 8, 2007, and Note 15 to our accompanying consolidated financial statements, as a result of the examination of our financial statements by our independent registered public accounting firm, we determined that the following accounting and disclosure errors were made:

  The Company’s common stock purchase warrants should be reclassified as derivative liabilities due to the fact that effective July 1, 2006, the Registrant did not have sufficient authorized shares to enable the exercise of all of its outstanding common stock purchase warrants

  The mathematical model utilized to fair value the issued and outstanding equity instruments during the first nine months of 2006 utilized an incorrect assumed volatility.

  The Company utilized an incorrect mathematical formula in recording the fair valued expense of options granted to employees and amortization expenses of non-employees’ previously deferred non-employee equity based compensation in the third quarter of 2006.

  The Company incorrectly charged off all its goodwill arising from the acquisitions in October and December 2006.

  The Company incorrectly calulated exchange rates in translating foreign currency transactions.

Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements for the year ended December 31, 2006 and the nine months ended September 30, 2006.

(b) Changes in Internal Controls.

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Significant Deficiencies In Disclosure Controls and Procedures or Internal Controls

We have subsequently implemented the following additional measures to address the identified material weaknesses:

  We reviewed all convertible securities and equity instruments to identify any securities that may have embedded beneficial conversion features or derivatives

  We have improved the supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and procedures applicable to the valuation, accounting and disclosure of convertible securities, equity instruments and derivatives.

  The unanticipated change in our certifying accountants extended and prolonged audit for the fiscal year ended December 2006 which has caused a delay in closing the Company’s accounts. To address this material weakness, checklists will be developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists have been developed and will be implemented in the 3rd quarter 2007 close process and utilized in the preparation of the 3rd quarter 2007 Form 10-QSB and subsequent period ends. In addition, subsequent to the date of the financial statements, the Company employed a Chief Financial Officer with extensive financial reporting experience and three full-time accounting executives. The Company feels this addition to the Company’s Finance and Accounting team will improve the quality of future periods’ financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

The Company did not repurchase any of the Company’s common stocks during the six-month period ended June 30, 2007 covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August, 2007.

CARDTREND INTERNATIONAL INC.
(Formerly Asia Payment Systems, Inc.)
(Registrant)

By: KING K. NG
      King K. Ng
      Chief (Principal) Executive Officer

By: THOMAS CL WONG
      Thomas CL Wong
      Chief (Principal) Financial Officer