Form 10KSB/A
period 2006-12-31
CARDTREND INTERNATIONAL INC.
filed 2007-08-23
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended - December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to

Commission File No. 000-30013

CARDTREND INTERNATIONAL INC.
Formerly Asia Payment Systems, Inc.
(Name of small business issuer in its charter)

	Nevada	98-0204780
	(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
Organization)

	800 5thAvenue, Suite 4100, Seattle, WA	98104
	(Address of small business issuer’s executive offices)	(Zip Code)

Issuer’s Telephone Number: (206) 447-1379

Securities registered pursuant to Section 12(b) of the Act:		Name of each exchange on which registered
	Title of each class	None
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

State issuer’s revenues for its most recent fiscal year. $346,738

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,811,202

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 20, 2007. 49,957,836

CARDTREND INTERNATIONAL INC.
Formerly, ASIA PAYMENT SYSTEMS, INC.
AMENDMENT NO. 1 ON FORM 10-KSB/A
For the Fiscal Year Ended December 31, 2006

EXPLANATORY NOTE

This amendment is being filed to restate the Cardtrend International Inc’s (formerly Asia Payment Systems, Inc.) (“Company”) and Subsidiaries December 31, 2006 financial statements to correct errors in accounting for certain equity instruments as described in footnote 15 to the financial statements herein. The Company is also revising the discussion under Item 8A Controls and Procedures, in light of the restatement and has corrected errors in Item 14 (labeled as Item 13 in the Company’s original filing). In addition, the Company’s original filing did not include a report from its previous registered public accounting firm as required under SEC Rule 2-02 of Regulation S-X. The accompanying consolidated financial statements include a report from its new registered public accounting firm.

This Form 10-KSB/A amends and restates only Items 6, 7, 8A 13 and 14 of the 2006 Form 10-KSB previously filed on May 21, 2007.

No information in this Form 10-KSB/A has been updated for any subsequent events occurring after May 21, 2007, the date of the original filing.

Table of Contents

PART I
No Amendment

PART II
ITEM 6. MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION,
AND RESULTS 0F OPERATIONS	4
Forward-Looking Statements	4
Business Review	4
Management Initiatives and Plans	5
Company’s Outlook	7
Results of Operations	8
Liquidity and Capital Reserve	9
Financial Condition	9
Contractual Obligations	10

ITEM 7. FINANCIAL STATEMENTS	12
Report from An Independent Registered Public Accountant Firm	F -1
Consolidated Financial Statements	F -2 - F	-26

ITEM 8A. CONTROLS AND PROCEDURES	38

PART III
ITEM 13 EXHIBITS	39
Certification of Principal Executive Officer Pursuant to Rule 13a-15 (Exhibit 31.1)
Certification of Principal Financial Officer Pursuant to Rule 13a-15 (Exhibit 31.2)
Certification Pursuant to 18 U.S.C. Section 1350 (Exhibit 32.1)
Certification Pursuant to 18 U.S.C. Section 1350 (Exhibit 32.2)
Signatures

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	39

PART I

[No Amendment]

PART II

ITEM 6. MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION, PLANS AND RESULTS OF OPERATIONS

This report which contains audited financial statements is an amendment to the unaudited financial statements contained in the 10KSB Report for the fiscal year ended December 31, 2006 previously filed on May 21, 2007.

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

Currently, the Company does not have sufficient capital to implement the Company’s entire plan of operations. The information contained herein reflects a prospective plan of future operation. There is no assurance that the plan will be implemented. As of the date of this filing, the Company does not have sufficient funds to implement the foregoing plan of operations. There are no assurances as to when, if ever, the Company will have the funds to implement this plan of operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this annual report.

Business Review

Processing Business Unit

(i) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

During the year ended December 31, 2006, Asia Payment Systems, Inc. (“Asia Payments”) continued to provide credit card transaction processing services to its client, DFS, in Okinawa, Japan. With the merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”), an IT company incorporated in Malaysia which develops and owns cards processing systems (“Cards Systems”), Asia Payments has, from the forth quarter onwards, expanded its Processing Business to include data processing services to operators of payments cards and loyalty-rewards cards, as well as distributors of prepaid products. In addition, its sources of revenues for the Processing Business have now expanded from Japan to include Malaysia, Thailand, Brunei, Indonesia and New Zealand. This is because Cardtrend Systems has recurring income from the maintenance services pursuant to the licenses granted to its clients (which include Shell Oil (Asia Region), iNet of Thailand, Petron of Philippines, and Islamic Bank of Brunei) to use its Cards Management Systems to process their credit cards and loyalty-rewards cards. Cardtrend Systems is shifting its business model in line with Asia Payments’ whereby it will earn its income based on sharing of its clients’ revenues for the use of, or on the number of transactions and/or cards processed through, its cards systems via an in-sourced or out-sourced arrangement.

In order to facilitate the planned rapid growth of the Company, the business of providing business processes out-sourcing and data processing services to corporations and financial institutions has been grouped under a business unit named “Processing Business Unit”. Cardtrend Systems now conducts the Processing Business in the Emerging Asia Market, Affluent Asia Market and Outer Asia Market while Asia Payment Systems (China) Co. Ltd. is responsible to conduct the Processing Business in the China Market. As the Technology Centre of Asia Payments, Cardtrend Systems will continue to enhance its existing systems and develop new ones. Asia Payments consolidates Cardtrend’s revenues from November 2006 onwards. At the end of 2006, DFS and Asia Payments, Inc. mutually terminated the processing agreement and DFS entered into a new 2-year contract with Cardtrend Systems for the provision of credit card transaction processing services at a fee per transaction two and half times higher than that previously charged by Asia Payments commencing January 1, 2007. For control purposes, the revenues earned from DFS and Cardtrend System’s other contracts are grouped under the Processing Business Unit. For the full year 2006, the total net revenue of the Processing Business Unit was about $188,251 [$70,849 from Asia Payment Systems, Inc. and $117,402 from Cardtrend Systems (November and December 2006 only)]

(ii) In China Market

In April 2006, the Company entered into a strategic alliance agreement with a business processes out-sourcing (“BPO”) company (Global Uplink), located in Guangzhou, China. This agreement has subsequently led to an agreement for the purchase by Asia Payment Systems (China) Co. Ltd. (“APS China”), the Company’s wholly owned subsidiary in Shanghai, China, of the assets in the operating centre of Global Uplink Communications Ltd. (“Global Uplink”), the appointment of APS China as the exclusive provider of BPO and CRM related services, and an option to be granted by the shareholders of Global Uplink to APS China to permit APS China to acquire their entire shareholdings in Global Uplink in the future. The operating centre is equipped to provide BPO services, which include telephone call services, data capturing and management services, and document management and distribution services, as well as customer relation services (“CRM”). APS China is in the process of registering a branch entity in Guangzhou to operate the Operating Centre as well as the Data Processing Centre that the Company set up in March 2007 for the provision of data processing services (“DPS”) to operators of payments cards and loyalty-rewards cards in China, including Global Uplink, on an out-sourcing basis. The BPO & CRM Operating Centre and the Data Processing Centre are expected to produce the Company’s maiden revenue in China Market in the third quarter of 2007. Such revenues, if any, will be accounted for under the Processing Business Unit.

Cards Business Unit

(i) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

With the acquisition of Interpay International Group Ltd. (“IIG”), a holding company of a group of companies which invests in and operates payments cards companies as well as loyalty-rewards cards companies in Asia and prepaid related business, Asia Payments has further expanded its scope of businesses to include the issuance of payments cards and loyalty-rewards cards (“Cards Business”). The Company has grouped the entities conducting the Cards Businesses under a business unit, named the “Cards Business Unit”. Asia Payments, through Interpay International Resources Ltd, (“IIR”), a BVI incorporated wholly owned subsidiary of IIG, now has a 20%-owned loyalty-rewards cards company and a 20%-owned payments cards company in Malaysia. In 2006, IIR has entered into 2 joint venture agreements to conduct payments cards business, one in Mongolia (for which the Company will own 50%) and the other in Qatar (for which the Company will own 40%). The Company are currently sourcing, for, as well as negotiating with, certain parties in other Asian and Middle Eastern countries for similar joint ventures to set up payments cards and/or loyalty-rewards cards companies. The payments cards to be issued by the Company’s joint venture payments cards companies will be MasterCard or Visa, as well as proprietary brands. The Company’s contributions for the paid-up capital of the joint venture card companies are derived from supplying the Company’s Cards Systems and professional services to the Company’s joint venture companies where the values of such systems and services are established and agreed upon by the joint venture partners.

The payments cards companies earn their revenues in several streams, namely, annual fees, merchant discounts, interchange fees, cash advance fees, interest income and other charges or fees. The loyalty-reward cards companies earn their revenues from the commission paid by the merchants who participate in the loyalty-rewards program and from the annual fees that may be charged to the card members. As the Company operates the Cards Business through joint venture companies which may not be controlled by us, revenues earned by such entities may not be consolidated in the Company’s financial statements. Should that be the case, the Company will account for any dividends received from such entities as the Company’s income. Hence, the Cards Business Unit is expected to be the smallest contributor to the Company’s consolidated revenues within the next 2 to 3 years. For the year 2006, the Cards Business Unit in Other Asia Markets did not record any revenue.

(ii) In China Market

Under the current Chinese Government regulations, no foreign enterprise is permitted to conduct payments cards business in China. Several multinational financial institutions have ‘conducted’ MasterCard/ Visa/ China Union Pay credit cards issued in their names but legally under their respective bank partners’ in which they own a ‘strategic stake’. Such bank partners are large Chinese banks who would otherwise have out-sourced their card processing needs to large and well known third party service providers, including China Union Pay, the Chinese card processing association owned by the Chinese banks. The Company does not have the financial strength and banking reputation to adopt such entry strategy. However, the Company intends to adopt a strategy that involves the offering of management services including administration of business processes and in-sourcing of data processing services to medium- and small-size Chinese banks on a revenue sharing basis.

To the best of the Company’s knowledge, there exists no regulation in China on the business of issuing loyalty-rewards cards. However, the Company have decided that for commercial reasons, the issuance of loyalty-rewards will be best undertaken by Global Uplink which will out-source all the related business processes and data processing requirements to Asia Payment Systems (China) Co. Ltd. Guangzhou Branch (being set up) with a revenue sharing arrangement. However, such revenue, which is expected to be generated from May 2007 onwards, will be recorded under the Processing Business Unit.

For the year 2006, the Cards Business Unit in China Market did not record any revenue.

Prepaid Business Unit

(i) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

The acquisition of IIG has also resulted in us having a new business unit which consists of entities involving in the buying and selling of prepaid products such as prepaid cell-phone airtime, prepaid Internet airtime, prepaid long distance IDD calls, entertainment and transportation prepaid tickets, prepaid virtual games and prepaid gift cards. This business unit is named the “Prepaid Business Unit”. Through a Singapore incorporated wholly owned subsidiary of IIG, Interpay International Airtime Pte. Ltd., the Company has a 60% owned subsidiary in Malaysia, Etop Services (Malaysia) Sdn. Bhd. (“Etop Malaysia”), which launched its Prepaid Business in Malaysia in late February 2007. To quickly expand the Prepaid Business in Malaysia and other Asian countries, in November 2006 the Company entered into a strategic alliance agreement with a provider of a long distance telecommunication services in Malaysia, SMS Biz Sdn. Bhd., to appoint another subsidiary of IIG, Payment Business Solutions Sdn. Bhd. (“PBS”), to distribute its prepaid IDD airtime to wholesalers and corporations in Malaysia, and at the same time, an option will be granted by the shareholders of SMS Biz to acquire their entire shareholdings in SMS Biz in the future.

The Prepaid Business companies earn their revenue from sale of prepaid products to consumers through resellers who obtain a discount on the fixed retail price. The prepaid business companies purchase prepaid products from the suppliers at a higher discount than that given by them to the resellers, thereby making a net profit margin. The revenues generated by PBS were recognized from December 2006 onwards. The Company are currently sourcing for, as well as negotiating with, certain parties in countries in Other Markets to set up prepaid business companies. Similar to the Cards Business Unit, the Company may operate the Prepaid Business in certain countries through associated joint venture companies which may not be controlled by us. Hence revenues earned by such associated companies may not be consolidated by us. Instead, the Company will account for the dividends (if any) received from such entities as its income. For the next 2 to 3 years, the Company expects the Prepaid Business Unit in Other Asia Markets to be a significant contributor of the Company’s consolidated revenues. However, its gross profits margin will be lower than the other Business Units. For the year ended December 31, 2006, the Prepaid Business Unit in Other Asia Markets recorded total net revenue of about $158,486

(ii) In China Market

Enquiries are being conducted to determine if wholly foreign owned enterprises, of which APS China is one, are allowed to conduct the Prepaid Business in China. The Company expects to have the result of such enquiries by the middle of the second quarter 2007. Should the result be positive, the Company plan to launch the prepaid business along the same model adopted in the Other Markets. Otherwise, the Company will adopt an entry strategy similar to that of the Cards Business discussed above, i.e. APS (China) to provide business processes and data processing to Global Uplink on a revenue sharing arrangement, and should that be the case, the revenue generated shall be accounted for under the Processing Business Unit in China Market.

Management Initiatives and Plans

In 2006, the Company took the following actions and initiatives:

(i)

In the early part of 2006, the Company reduced the Company’s operating costs substantially by reducing staff payroll and consulting services fees while switching the Company’s growth strategy from that of a business development model to one of acquisitions and mergers.

(ii)

In mid-2006, the Company successfully installed an almost entirely new management team, led by the Company’s new President & CEO, KK Ng, the founder and chief executive of Interpay International Group Ltd., the acquisition of which was completed on December 7, 2006 (See Item I of Part I).

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

(iv)	The following strategies have been devised to achieve the Company’s new vision:

	(a)	Focus on three lines of payments and loyalty-rewards related businesses: Processing Business, Cards Business and Prepaid Business (see Item 1 of Part I)

	(b)	Rapidly grow revenues of the 3 Business Units in the China Market, Emerging Asia Market, Affluent Asia Market and the Outer Asia Market through joint ventures, acquisitions and/or mergers.

	(c)	Expand the Management Team to effectively drive the three Business Units.

	(d)	Establish a Technology Centre to further develop and enhance existing systems to support the growth objectives of the 3 Business Units.

(v)	The Company has established the following plans for 2007 for each of the Business Units in Other Asia Markets and China Market:

Processing Business Unit:

(i)	Other Asia Markets

	(a)	To expand sales and market development personnel to have a wider geographical coverage

	(b)	To increase number of technical staff to accelerate system enhancements and developments

	(c)	To emphasize out-sourcing services on a revenue sharing basis.

(ii)	China Market

	(a)	To set-up a Processing Centre in Guangzhou

	(b)	To take over Global Uplink’s staff to commence operating the Operating Centre purchased from Global Uplink.

(c)

To commence selling into the small- and medium-size banks and multinational and local consumer products and services companies for the Company’s business processes out-sourcing and data processing services

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

Company’s Outlook

The demands for payments and loyalty rewards related products and services by both the consumers and corporations still remain strong and growing in Asia, particularly in China Market. The Company now has a new management team, a new vision, new strategies, new plans and an enlarged organization. Therefore, the Company believes that the outlook of Asia Payment Systems, Inc. is positive. The Company expect that, barring any unforeseen circumstances and subject to the Company being able to raise further funds needed for the management to implement the plans as discussed above, the Company should be able to continue its momentum in generating revenues from all its 3 Business Units in 2007 and that China Market should begin to generate its maiden revenue in the third quarter of 2007.

Critical Accounting Policies

In preparing the Company’s financial statements, we make estimates, assumptions and judgments that can have a significant effect on the Company’s revenues, income or loss from operations, and net income or net loss, as well as on the value of certain assets on the Company’s balance sheet. We believe that there are several accounting policies that are critical to an understanding of the Company’s historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting the Company’s financial statements, the following policies are considered critical. In addition, you should refer to the Notes to the accompanying consolidated financial statements for further discussion of the Company’s accounting policies.

*	business combinations

*	stock-based compensation

*	revenue recognition

*	goodwill and Purchased intangible assets

Business Combinations

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value provisions for share-based awards pursuant to SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for prior periods have not been restated.

Revenue Recognition

Our products are integrated with software that is essential to the functionality of the Company’s equipment. Additionally, we provide unspecified upgrades and enhancements related to the Company’s integrated software through the Company’s maintenance contracts for most of its products. Accordingly, we accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to us.

For arrangements with multiple elements, we allocate revenue to each element using the residual method based on vendor specific objective evidence of fair value of the undelivered items. Vendor specific objective evidence of fair value is based on the price charged when the element is sold separately. The Company then recognizes revenue on each deliverable in accordance with the Company’s policies for product and service revenue recognition. The Company’s ability to recognize revenue in the future may be affected if actual selling prices are significantly less than fair value. In addition, the Company’s ability to recognize revenue in the future could be impacted by conditions imposed by the Company’s customers.

We record reductions to revenue for estimated product returns and pricing adjustments, such as rebates and price protection, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns and price protection credits, specific criteria included in rebate agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed the Company’s estimates.

Goodwill and Purchased Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of the Company’s intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in the Company’s operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of the Company’s common stock, (iii) significant slowdown in the worldwide economy or the networking industry or (iv) failure to meet the performance projections included in the Company’s forecasts of future operating results. We evaluate these assets on an annual basis as of in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In the process of the Company’s annual impairment review, we use the market approach as well as the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of the Company’s intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage the Company’s business. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Results of Operations

Full Year Ended December 31, 2006 Compared to Full Year Ended December 31, 2005

Revenue and Operating Expenses

Net revenue for the Company’s Processing Business Unit totaled $188,251 for the year ended December 31, 2006 as compared to $43,949 for the year ended December 31, 2005, an increase of $144,302 or 328%. The increase was primarily resulted from net revenue of $117,402 generated by the Company’s new subsidiary, Cardtrend Systems Sdn. Bhd. in the last two months of 2006. The corresponding cost of sales was $55,798 for the year ended December 31, 2006 and $13,527 for the same corresponding period in 2005. Gross margin for the year ended December 31, 2006 was approximately 70%, while gross margin for the same corresponding period in 2005 was approximately 69%, an increase of approximately 1.4% .

Net revenue for the Company’s Prepaid Business Unit totaled $158,487 for the year ended December 31, 2006. This revenue was generated from December 1, 2006 by the Company’s two subsidiaries in Malaysia. The Company did not have Prepaid Business Unit in 2005 and before. The corresponding costs of sales and discounts given to the Company’s dealers totaled $155,885. Gross profit for the year ended December 31, 2006 was $2,602, giving rise to a gross margin of about 1%.

The Company did not record any revenue or income from the Cards Business Division for the year ended December 31, 2006 as there was no dividend received from the Company’s associated companies in Malaysia, in each of which the Company own 20% of the company’s equity.

On a consolidated basis, the net revenue for the Company for the year ended December 31, 2006 totaled $346,738, as compared to $43,949 for the year ended December 31, 2005, an increase of about 689%. The corresponding total costs of sales were $211,683 as compared to $13,527 for the same corresponding period in 2005, an increase of about 1,465%. The total gross profit recorded by the Company was $135,055 for the year ended December 31, 2006 as compared to $30,422 for the year the year ended December 31, 2005, an increase of about 344%.

The above increases were due principally by the inclusion of Cardtrend Systems’s revenue for approximately two months and the Malaysian subsidiaries’ revenue for approximately one month following acquisition. This additional net revenue totaled $275,888. Revenue not related to the businesses acquired in 2006 totaled $70,850, an increase of about 61.2% over 2005. Cost of sales in 2006 from the partial year results of the acquired companies was $188,182 while the remaining cost of sales was $23,501, an increase of about 700%. Gross profit consisted of $87,706 from the acquisitions and $47,349 from other sources, the later representing a 55.6% increase over 2005.

The Company incurred total operating expenses of approximately $4,440,273 in 2006, as compared to $3,576,046 in 2005. The increase of operating expenses in the amount of $864,227 (or about 24%) was primarily contributed by the increase in the stock based compensation of $1,111,435 and amortization of assets of $22,312, totaling $1,133,747 and the total reduction of $269,520 in General & Administrative expenses .($204,694), R&D ($51,077), business development expenses ($60,000),travel expenses ($47,790) and investment impairment ($497,326).

Financing expense for the full year ended December 31, 2006 was approximately $257,861, as compared to $9,985 for the same corresponding period in 2005, an increase of 2,482%. This expense incurred resulting mainly from a convertible loan obtained in January 2006 in the amount of $200,000 with an interest rate of 12% per annum, and another convertible loan obtained on July 1, 2006 in the amount of $50,000 with an interest rate of 10% per annum. This $200,000 loan is convertible at $0.15 per share which was converted on September 28, 2006, with a 3-year warrant attached for each common share issued at an exercise price of US$0.30 per share. The $50,000 loan is convertible on or before June 30, 2007 at 75% of the average closing price of the Company’s stock for 5 days preceding the day of conversion and with a 3-year warrant attached for each common share issued at an exercise price of twice the price of the conversion price. This loan was converted on October 1, 2006. Towards the end of September 2006, the Company obtained 5 more new loans totaling $460,000, all at an interest rate of 10% per annum. Each of the said new loans is convertible at $0.10 within 30 days from the date of the loan agreement or at the average closing price of the Company’s stock for 5 days preceding the day of conversion if it is converted after 30 days from the date of the loan agreement but before the expiration of about 12 months from the date of the loan agreement. All the new loans were converted in October 2006, all within 30 days from the date of each of the loan agreements. The intrinsic values of the conversion features of all the above convertible loans totaling $232,320 have been expensed during 2006.

Net loss for the year ended December 31, 2006 was $4,892,464 as compared to $4,052,935 for the year ended December 31, 2005, an increase of $839,529(or about 20%). This increase was mainly due to an increase in interest expense and stock based compensation.

Liquidity and Capital Reserve

As of December 31, 2006, the Company had cash of $343,262, as compared to the ending cash balance at of December 31, 2005 in the amount of $110,566, an increase of $232,696 (or about 210%).

Net cash used in operating activities was $747,005 for the year ended December 31, 2006, compared to $1,555,972 for the same corresponding period cash used in 2005. The decrease in net cash used in operations reflects the increase in stock based compensation for employees as well as services rendered by consultants.

Net cash provided by financing activities was $781,167 for the year ended December 31, 2006, compared to $2,151,347 for the year ended December 31, 2005. $50,000 was financed by the additional draw down of a convertible loan committed in November 2005 and other convertible loans totaling $510,000.

As of December 31, 2006, total current liabilities exceeded total current assets by $966,150 compared to $540,879 at December 31, 2005. Shareholders, directors and related party advances comprise $514,269 of the current liabilities, compared to $158,866 at December 31, 2005. Current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $241,211 owing to Kok Keng Low, the Company’s director and Chief Technology Officer, who was the principal shareholder of Cardtrend Systems Sdn. Bhd., $102,016 owing to Robert G. Clarke, the Company’s Chairman of the Board, $73,053 owing to King K. Ng, the Company’s President and Chief Executive Officer, and $56,342 owing to a company controlled by Charlie Rodriguez, the Company’s director.

Financial Condition

As of December 31, 2006, the Company’s consolidated cash and cash equivalents totaled $343,262. Asia Payment Systems, Inc. had a cash balance of $15,837 while Cardtrend Systems, Interpay International Group of companies, Asia Payment Systems (HK), Asia Payment Systems (Singapore) and Asia Payment Systems (China) had a cash balance of $143,519, $838, $17,208, $299 and $165,562, respectively, which are reserved by the respective subsidiaries to meet their commitments and on-going requirements. Because of the strategic importance to set up the office in Shanghai, the Processing Centre in Guangzhou as well as the business development related expenses and the pre-operating expenses in the Processing Business in China, Asia Payment Systems (China) has spent more than $100,000 of the cash balance in the first quarter of 2007. In order to meet the Company’s payments for the audit services, the Company have ear-marked the cash balance for such expenses in the first quarter of 2007. Hence, as at April 30, 2007, the Company did not have sufficient funds to pay for the balance of payments to Global Uplink for the assets the Company have committed to purchase from Global Uplink in Guangzhou as well as to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shares in Global Uplink Ltd. The said agreement with Global Uplink (“GUCL Agreement”) stipulates that should the Company fail to do so by the end of April, 2007, the Company’s initial payment, which is equal to 10% of the purchase considerations of Renminbi 1,500,000, may be forfeited to Global Uplink, and that Global Uplink shall compensate the Company should there be any delay on the part of Global Uplink in fulfilling certain conditions on or before April 30, 2007. On May 2, 2007, the Company accepted an offer from 2 individual investors of $50,000 callable on-demand convertible loan each (please see “Subsequent Events” on Part II Item 8 of the 10QSB this Report) and paid the shareholders of Global Uplink Ltd. an aggregate sum of HK$200,000 of the balance sum of HK$450,000, leaving a balance of $250,000 to be paid as soon as possible, and at the same time, the Company discussed with Global Uplink on certain unmet conditions by both parties which led to the delay in the closing of the GUCL Agreement. Both parties have agreed to resolve the matter by the end of August 2007.

The Company believes that with the exception of Etop Services (Malaysia), other subsidiaries have sufficient funds to operate their existing business over the next twelve months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

*	First, the Company’s Business Units will attempt to successfully implement their business plans, manage expenditures according to their budgets, and generate positive cash flow from their operations;

*	Second, the Company’s Business Units will attempt to each develop an effective marketing and sales strategy in order to grow the Company’s businesses and compete successfully in the Company’s markets;

*	Third, the Company will attempt to gain the Company’s maiden revenue in China Market for the Company’s Processing Business, particularly the data processing services; and

*	Fourth, the Company will attempt to realize positive cash flow with respect to the Company’s Processing Business undertaken by Cardtrend Systems in order to provide the Company with cash flow

The Company has established a management plan to guide the Company in growing the Company’s revenues and generating positive cash flows from operations during 2007. The major components of the plan are discussed on the subsection of Item 6 Part II entitled “Management Initiatives & Plans” of this annual report. No assurance can be given that the Company will be successful in implementing the plan. The Company’s revenues and cash flows from operations depend on many factors including the success of the Company’s marketing programs, the maintenance and reduction of expenses and the Company’s ability to successfully develop and implementing new businesses in all the markets.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational and pre-operating activities. In 2006, the Company incurred a net loss of $4,892,464 and a negative cash flow from operations of $747,005. As of December 31, 2006, the Company had a working capital deficit of $996,150 and an accumulated loss of $11,414,602. The independent auditor's report on the Company's December 31, 2006 financial statements included in this Annual Report states that the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company has funded and will continue to fund the acquisitions and mergers by the issuance of the Company’s common shares, the Company requires additional cash to meet on-going operating expenses. To date, the Company’s primary source of funds has been equity investments and shareholder and director advances, and this trend is expected to continue over the next quarter. The Company does not currently have any agreements with investors or the Company’s shareholders or directors for future equity investment. The Company expects to raise such additional capital through additional private financings, as well as borrowings and other resources. The Company may also raise additional funds in a public offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in further dilution of the Company’s stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, the Company will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require the Company to relinquish rights that the Company would not otherwise relinquish. Since much of the information contained in this report herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

Contractual Obligations

The following summarizes the Company’s significant contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

*

The conversion of 3,500,000 Preferred Shares to 17,500,000 common stocks of the Company upon the increase of the authorized shares of the Company’s common stocks to above 100,000,000, which, the Company believe, will have no impact on the Company’s liquidity and cash flow in the future periods;

*

The conversion of 2,500,000 Preferred Shares to 25,000,000 common stocks of the Company upon the increase of authorized shares of the Company’s common stock to above 100,000,000 which , the Company believe, will have no impact on the Company’s liquidity and cash flow in the future;

*

The payment of Renminbi 1,350,000 (approximately $178,000) by April 30, 2007 (and now extended to by end of August 2007 due to reason as discussed in the section above) to Global Uplink Communications Ltd. for the purchase of the assets in the Operating Centre in Guangzhou, which, the Company believe, will reduce the Company’s liquidity to a negative position in the future periods if the Company are not able to raise the funds required as discussed in the section above;

*

The payment of Hong Kong Dollar 250,000 (approximately $32,133) by April 30, 2007 (and now extended to by the end of August 2007 to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shareholdings in Global Uplink Ltd. which, the Company believe, will not have a material effect to the Company’s financial position; and

*

The issuance of 50,000 Series C Preferred Shares and the subsequent conversion of such shares to 5,000,000 common stocks of the Company, which, the Company believes, will not have any impact on the Company’s liquidity and cash flow in the future periods.

The expected timing or payment of obligations discussed above is estimated based on information known to the Company as at May 21, 2007. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Cardtrend International Inc.
(Formerly known as Asia Payment Systems, Inc.)
Seattle, Washington

We have audited the accompanying consolidated balance sheets of Cardtrend International Inc. (and subsidiaries), formerly Asia Payment Systems, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations , comprehensive losses, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that the Company plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 2 (c) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments”, effective January 1, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15, the Company has restated the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations and comprehensive losses, stockholders' equity, and cash flows for the year ended December 31, 2006.

New York, New York	RBSM LLP
June 29, 2007 except for Note 15 and paragraphs 12 and 13 of Note 14,
as to which the date is August 15, 2007	RBSM LLP
Certified Public Accountants

Cardtrend International Inc. and Subsidiaries
Formerly, Asia Payment Systems, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	RESTATED
	(See Note 15)
Assets
Current:
Cash	$343,262	$110,566
Accounts receivable, net of allowance for doubtful accounts of $17,974 and $0 as
of December 31,2006 and 2005 respectively	309,779	3,500
Other receivable	10,169	70,571
Inventories	4,221	-
Prepaid expenses	2,095	15,108

Total Current Assets	669,526	199,745
Equipment, net	309,088	15,439
Goodwill	5,897,731	0
Intellectual Property, net of accumulated amortization of $16,667 and $0 as of
December 31,2006 and 2005, respectively	483,333	0
Other assets and deposits	134,557	9,674

Total Assets	$7,494,235	$224,858

Liabilities
Current:
Accounts payable	$140,324	$148,488
Unearned income	101,954	25,840
Accrued liabilities	779,129	235,582
Interest payable	0	1,848
Due to related parties	514,269	158,866
Loan payable	100,000	170,000

Total Current Liabilities	1,635,676	740,624

Derivative Liability	640,201	0
Convertible loan payable, net of unamortized discount of $0 and $126,863 for
December 31,2006 and 2005 respectively	0	23,137

Total Liabilities	2,275,877	763,761

Minority Interest	21,892
Stockholders’ Equity (Deficiency)
Capital stock
50,000,000 authorized common shares of $0.001 par value, 48,057,836 and
35,619,765 share issued and outstanding as of
December 31, 2006 and 2005, respectively	48,058	35,620

Preference shares
10,000,000 authorized preferred shares of $0.001 par value, 6,000,000 and 0 issued and
outstanding as of December 31, 2006 and 2005 respectively.	6,000	-
Additional paid-in capital	17,285,905	9,817,936
Deferred stock based compensation	(771,608)	(3,871,367)
Accumulated deficit	(11,414,602)	(6,522,138)
Accumulated other comprehensive income	42,713	1,046

Total Stockholders’ equity (deficiency)	5,196,466	(538,903)

Total Liabilities and Stockholders’ Deficiency	$7,494,235	$224,858

See accompanying notes to the consolidated financial statements.

Cardtrend International Inc. and Subsidiaries
Formerly, Asia Payment Systems, Inc.
Consolidated Statement of Operations and Comprehensive Loss
For the years ended December 31, 2006 and 2005

	2006	2005
	(RESTATED
	See Note 15)

Net revenue	$346,738	$43,949
Cost of goods and services	(211,683)	(13,527)
Gross profit	135,055	30,422

Selling, general and administrative expenses	1,316,702	1,586,222
Stock based compensation	3,093,874	1,982,439
Depreciation and amortization	29,697	7,385

Operating Loss	(4,305,218)	(3,545,624)

Other income (expenses)
Investment impairment	-	(497,326)
Change in value of derivative liability	(333,725)
Interest expense	(257,861)	(9,985)
Net loss before income taxes	(4,896,804)	(4,052,935)

Income Taxes	-	-

Net Loss before minority interest	(4,896,804)	(4,052,935)

Minority interest	4,340	-

Net Loss	$(4,892,464)	$(4,052,935)

Loss per share, basic and diluted	$(0.13)	$(0.12)

Weighted average shares outstanding	37,343,008	33,285,829

Comprehensive Loss:

Net loss	$(4,892,464)	$(4,052,935)

Other Comprehensive income (loss)	41,667	1,046
Comprehensive loss	$(4,850,797)	$(4,051,889)

See accompanying notes to the consolidated financial statements.

Cardtrend International Inc. and Subsidiaries
Formerly, Asia Payment Systems, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the two years ended December 31, 2006 (RESTATED- see Note 15) and 2005

	Common Stock		Preferred Shares		Add'l	Deferred	Accumulated	Other
	Shares	Amounts Shares		Amounts Pd In Cap Compensation			Earnings	Comprehensive	Total
Balance December 31, 2004	29,125,381	$29,125		$-	$2,357,842	$(285,744)	$(2,469,203)	$-	$(367,980)
Common Stock Issued for Consulting Services	1,125,000	1,125			827,625				828,750
Shares issued for cash	226,166	226			139,974				140,200
Equity Units issued for cash	1,489,718	1,490			1,213,350				1,214,840
Common Stock issued in exchange of debt	312,500	313			99,687	(30,000)			70,000
Common Stock issued for warrants exercised	216,000	216			89,784				90,000
Common Stock issued for options exercised	3,125,000	3,125			394,900				398,025
Stock based compensation					4,572,465	(3,813,785)			758,680
Amortization of warrants						245,471			245,471
Beneficial conversion feature					135,000				135,000
Cancellation of warrants					(12,691)	12,691			-
Foreign exchange gain								1,046	1,046
Net Loss							(4,052,935)		(4,052,935)
Balance as of December 31, 2005	35,619,765	$35,620	-	$-	$9,817,936	$(3,871,367)	$(6,522,138)	$1,046 $ (538,903)
Common Stock Issued for Consulting Services	4,150,000	4,150			558,350				562,500
Shares issued for Acquisition			6,000,000	6,000	7,433,286				7,439,286
Common Stock issued in exchange of debt	7,088,071	7,088			779,873				786,961
Common Stock issued for services	1,050,000	1,050							1,050
Common Stock issued for options exercised	150,000	150			(150)				-
Stock based compensation					25,791				25,791
Amortization of deferred compensation					624,198	1,347,399			1,971,597
Derivative liability					(306,476)				(306,476)
Beneficial conversion feature					105,457				105,457
Reversal of stock based Compensation					(1,752,360)	1,752,360			-
Foreign exchange gain								41,667	41,667
Net Loss							(4,892,464)		(4,892,464)
Balance as of December 31, 2006	48,057,836	$48,058	6,000,000	$6,000	$17,285,905	$(771,608)	$(11,414,602)	$42,713	$5,196,466

See accompanying notes to the consolidated financial statements.

Cardtrend International Inc. and Subsidiaries
Formerly, Asia Payment Systems, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006
	(RESTATED see Note 15)	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,892,464)	$(4,052,935)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	29,697	7,385
Stock based compensation	3,093,874	1,982,439
Change in derivative liability	333,725	-
Minority Interest	21,892	-
Amortization of debt discount	232,320	8,137
Loss from disposal of asset	-	288
Bad debt expense	17,974	-
Impairment of investment	-	497,326
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	199,689	(2,355)
Other receivables	75,721	(70,571)
Prepaid expenses	13,986	(45,587)
Increase (decrease) in:
Accounts payable and accrued expenses	50,467	94,061
Unearned income	76,114	25,840

Net cash used in operating activities	(747,005)	(1,555,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,430)	(7,309)
Investment	-	(497,326)
Cash acquired from Cardtrend Systems	156,490	-
Cash acquired from IIG	2,807	-

Net cash provided by (used in) investing activities	156,867	(504,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	305,160	205,275
Proceeds from convertible debt	560,000	100,000
Payments of deposits	(13,345)	-
Proceeds from exercise of warrants	-	90,000
Proceeds from exercise of stock options	1,200	181,032
Proceeds from stock issued for cash	-	1,355,040
Proceeds from (repayment of)loan payable	(71,848)	220,000

Net cash provided by financing activities	781,167	2,151,347

Effect of exchange rate changes on cash	41,667	1,046

Net increase in cash	232,696	91,786

Cash and cash equivalents, beginning of year	110,566	18,780

Cash and cash equivalents, end of year	$343,262	$110,566

See accompanying notes to the consolidated financial statements.

Cardtrend International Inc. and Subsidiaries
Formerly, Asia Payment Systems, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005 (continued)

	2006
	(RESTATED see Note 15)	2005

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-
Acquisition of IIG
Assets acquired	6,053	-
Cash acquired	2,807	-
Other assets	105,264	-
Fixed assets	286,299	-
Compensation expense	721,824	-
Goodwill	3,272,258	-
Less: Liabilities acquired	(419,505)	-
Purchase price	$3,975,000	-

Acquisition of Cardtrend
Assets acquired	544,675	-
Cash acquired	156,490	-
Fixed assets	17,951	-
Software	500,000	-
Goodwill	2,625,474	-
Less: Liabilities acquired	(380,304)	-
Purchase price	$3,464,286	-

Common stock issued in exchange of debt	$786,961	$-

Common stock issued in exchange for options exercised	$25,500	$216,368

Preferred stock issued for acquisitions	$7,439,286	$-

Common stock issued for services	$562,500	$100,000

See accompanying notes to the consolidated financial statements.

Cardtrend International Inc. and Subsidiaries
Formerly, Asia Payment Systems, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

1. Operations and Going Concern

Operations
Cardtrend International Inc. (formerly Asia Payment Systems Inc.) and subsidiaries (the "Company") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc and subsequently changed its name to Asia Payment Systems Inc. in 2003.

During the first quarter of 2004 the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services ("Payment Services") business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004 the Company was focusing all its efforts on the Payment Services business.

The Company commenced its planned principal operations and started generating revenue from its pilot project in the first quarter of 2005. In 2005, the Company continued to develop prototype systems for testing by potential customers. Revenue generated from the pilot project had yet to be significant, and therefore, the Company continued to be considered a development stage company in 2005. However, on December 7, 2006, the Company completed the acquisition of Interpay International Group Ltd.(“IIG”) group of companies, which is an operator of payments and loyalty-rewards cards, and on October 31, 2006, completed the merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”) which is a provider of software solutions to operators of payments and loyalty-rewards cards. Revenue and expenses from Cardtrend Systems were recognized from November 2006 onwards while IIG’s revenue and expenses were recognized from December 8, 2006 onwards. Hence, for the reporting of its financial performance, the Company no longer considers itself as a development stage company.

Going Concern
The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. For the year ended December 31, 2006, the Company incurred a net loss of $4,892,464 and a loss generated in operating activities of $747,005. At December 31, 2006, the Company had a working capital deficiency of $966,150 and net stockholders' equity of $5,196,466. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors . There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

Economic Dependency
During the year ended December 31, 2006 approximately $202,630 or 58.4% of total revenues were derived from two customers. During the year ended December 31, 2006 approximately $155,885 or 73.6% of total services were purchased from one vendor.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation
The audited consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

(b) Principles of Consolidation
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

*

Cardtrend Systems Sdn Bhd, (CSSB) incorporated under the Company Ordinance of Malaysia. The subsidiary was acquired on October 31, 2006. CSSB provides a complete IT solution for payment cards, prepaid products and payment card processing services to potential clients mainly in Asia Pacific region.

*

Interpay International Group Ltd., (IIG) incorporated under the Company Ordinance of British Virgin Islands. The subsidiary was acquired on December 7, 2006. IIG is the parent company of the following companies :

100 % Interpay International Airtime Private Limited incorporated under the Company Ordinance of Singapore.
* 60% in Etop Services Sdn Bhd, incorporated under the Company Ordinance of Malaysia.

100 % Interpay Asia Sdn. Bhd., incorporated under the Company Ordinance of Malaysia.

100 % Payment Business Solution Sdn Bhd., incorporated under the Company Ordinance of Malaysia.

All material inter-company accounts and transactions have been eliminated in consolidation.

(c) Critical Accounting Policies and Estimates
For the year ended December 31, 2005, the Company generated nominal revenue from the Processing Business operations. For the year ended December 31, 2006, the Company recorded higher revenue generated from the Processing Business operations due to the revenue generated by Cardtrend Systems Sdn. Bhd., the Company’s new wholly owned subsidiary, as well as from the Company’s Prepaid Business operation from Payment Business Solutions Sdn. Bhd., a wholly owned subsidiary of Interpay International Group Ltd., the Company’s newly acquired wholly owned subsidiary. The Company has recognized losses from the combined operations of all the three Business Units, and the foregoing discussion of the Company’s plan of operations is based in part on the Company’s consolidated financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating the Company’s financial statements and results of operations are discussed below.

(i)Foreign Currency Translation
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

	December 31, 2006	December 31, 2005

Period end HKD : US$ exchange rate	7.779	7.8

Average period HKD : US$ exchange rate	7.769	7.8

Period end CNY: US$ exchange rate	7.818	8.05

Average period CNY: US$ exchange rate	7.982	8.1

Period end RM: US$ exchange rate	3.531

Average period RM: US$ exchange rate	3.565

Period end SGD: US$ exchange rate	1.535

Average period SGD: US$ exchange rate	1.541

(ii) Comprehensive Income/Loss
Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

(iii) Economic and Political Risks
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

(iv) Derivative Financial Instruments
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

At December 31, 2006, a derivative liability was recognized in the amount of $640,201 which is the fair value, as estimated by an independent valuation firm, of all of the Company’s outstanding warrants and vested non-employee stock options. $306,476 of this amount was recorded as a reduction in additional paid-in capital as the independent valuation firm’s estimate of the instruments’ fair value at the various dates at which they were reclassified as liabilities. The additional $333,725 was recorded as a charge to net income.

(v) Financial Instruments
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

(vi) Accounts Receivable
As of December 31, 2006, the Company has total account receivables amounted to $309,779 as compared to $3,500 as at December 31, 2005.

The receivable outstanding amount of $3,446 in the book of Asia Payment Systems, Inc. was fully collected as at January 31, 2007. The Account Receivable of $3,500 as at the end of 2005 was pursuant to a signed contract where no allowance for doubtful debts was provided.

The receivable outstanding amount of $31,432 in the book of Payment Business Solutions Sdn. Bhd., a wholly owned subsidiary of Interpay International Group Ltd., was fully collected as at 31st January 2007.

Allowance for doubtful accounts was approximately $17,974 and $ 0 as of December 31, 2006 and 2005.

(vii)Impairment of Goodwill and Other Intangible Assets
As of December 31, 2006, the Company has booked goodwill was $5,897,731, and it has not attached a value to its intangible assets with indefinite lives, which consist of trademarks and intellectual property (other than the software developed by Cardtrend Systems). As of December 31, 2006 the Company has not impaired the goodwill and intellectual property as accounted for in the acquisitions of IIG and Cardtrend Systems which occurred on December 7, 2006 and October 30, 2006 respectively. The Company’s policy is to examine for impairment on an annual basis every December and it will test for impairment in December 2007.

(viii)Revenue Recognition
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

For the Company’s Processing Business operations, the Company recognizes revenue as the Company is entitled to issue invoices to the Company’s clients for services rendered progressively and/or periodically as agreed in a service contract. Revenue for the licensing of software is recognized when the criteria in the preceding paragraph have been met and delivery has occurred. If, as is usually the case, the delivery of the software is part of an arrangement that includes the installation of the software, revenue is recognized when the installation is complete and customer acceptance has occurred. Contracts for the maintenance and support of the software are priced separately for one year periods and revenue is recognized ratably over service period.

For the year ended December 31, 2006, the Processing Business Unit, comprising Cardtrend Systems and Asia Payment Systems, Inc. (with its business contract with DFS Okinawa), recorded net revenue of $188,251 as compared to $43,949 for the year ended December 31, 2005, an increase of 328%. Asia Payment Systems, Inc. has terminated the DFS Okinawa Contract as at December 31, 2006 and Cardtrend Systems has entered into a 2-year renewable contract with DFS Okinawa effective January 1, 2007. Hence, Asia Payment Systems, Inc. no longer contributes any revenue to the Processing Business Unit effective January 1, 2007 onwards.

For the Company’s Prepaid Business operations, the Company recognizes revenue as the Company is entitled to issue invoices to its dealers for goods delivered at face value. The Company records the face value of the goods sold as gross revenue and less discounts given to the dealers to obtain net revenue, and then less costs of goods sold (i.e. face value of the goods less discounts received from the Company’s suppliers) to arrive at the Company’s gross profits before operating expenses. For the year ended December 31, 2006, the Prepaid Business Unit, comprising Etop Services (Malaysia) Sdn. Bhd. and Payment Business Solutions Sdn. Bhd., both being subsidiaries of Interpay International Group Ltd. which in turn is a wholly owned subsidiary of Cardtrend, recorded net revenue of $158,487 (derive from gross revenue of $261,447 less total discount given to customers for $102,960). The Prepaid Business Unit did not exist in 2005.

For the Company’s Cards Business operations, the Company recognizes revenue from the Company’s subsidiaries and associated companies which the Company can determine that the Company has management control over the operations. Such subsidiaries and associated companies recognize revenues earned from card fees, merchant fees or commissions, interchange fees, cash advance/withdrawal fees, interest or share of interest income and any other fees billed to cardholders as well as to merchants. The Company do not recognize revenue generated by the Company’s associated companies which the Company do not have management control but the Company record dividends received (if any) from such associated companies. In 2006, the Company did not record any revenue from external customers nor did the Company receive any dividend from the Company’s associated companies under the Cards Business Unit. The Cards Business Unit did not exist in 2005.

For the year ended December 31, 2006, the Company recorded total net revenue of $346,738 (derive from gross revenue of $449,698 less discounts given to customers of $102,960), as compared to $43,949 for the year ending December 31, 2005, an increase of about 689%.

(ix)Inventory
As of December 31, 2006, inventories, belonging to the Company’s subsidiaries, Payment Business Solutions and Etop Services (Malaysia) were $4,221 based on the lower of historical cost or market value.

(x)Stock Based Compensation
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

Year Ended
December 31,
2005

Net loss — as reported	$(4,052,935)
Add: Stock-based compensation expense from stock options included in
net loss — as reported	1,982,439
Deduct: Stock-based compensation expense from stock options
determined under fair value method	(2,067,939)

Net loss — pro forma	$(4,138,435)

Net loss per share (basic and diluted) — as reported	$(0.12)
Net loss per share (basic and diluted) — pro forma	$(0.12)

Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company's pro forma information required under SFAS 123. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

For the year ended December 31, 2006, the Company expensed stock-based compensation from stock options/warrants to directors, officers and employees in the amount $2,131,590 and to consultants in the amount of $962,284 (including restricted shares), a total of $3,093,874. At December 31, 2006, the unamortized balances of the fair value of stock options/warrants/shares issued to directors, officers and employees, and consultants were $1,573,638 and $991,203, respectively, a total of $2,564,841.

(xi)Net Loss Per Share
Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 67,891,287 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

(xii)Reclassifications
Certain prior period amounts were reclassified to conform to the current period’s presentation.

(xiii) Recent Accounting Pronouncements - Recently Issued Accounting Standards
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

- Staff Accounting Bulletin (“SAB”) No. 108

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

3. Fixed Assets

Property & equipment is recorded at cost less accumulated depreciation. The cost of computer equipment and vehicles is depreciated on a straight-line basis over their estimated life of three to five years. Property & equipment as of December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Office equipment & renovation	$330,096	$21,005
Vehicles	-	3,205
Accumulated Depreciation	(21,008)	(8,771)
	$309,088	$15,439

Depreciation expense recorded in the statement of operations for the years ended December 31, 2006 and 2005 is $ 13,030 and $ 7,385 respectively.

4. Related Party Transactions

The Company had the following transactions for the years ended December 31, 2006 and 2005, with related parties:

Incurred $42,392 and $31,500 in the years ended December 31, 2006 and 2005 respectively, for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $78,154 and $110,792 in the years ended December 31, 2006 and 2005 respectively, for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, owed to directors, officers and companies controlled by certain officers and/or directors, were outstanding as of December 31,:

	2006	2005
Due to related parties	$514,269	$158,866

5. Other Receivables and Accrued Liabilities

The Company reported a total of $10,169 other receivables for the year ended December 31, 2006, as compared to $70,571 for the year ended December 31, 2005.

Other receivables	2006	2005
Asia Payment Systems (US)	$-	$70,571
Asia Payment Systems (HK) Ltd.	8,843	-
Asia Payment Systems (China) Co. Ltd.	1,326	-
	$10,169	$70,571

The total accrued liabilities for the year ended December 31, 2006 was $ 779,129, as compared to $235,582 for the year ended December 31, 2005.

Accrued liabilities	2006	2005
Asia Payment Systems (HK) Ltd.	$32,035	$799
Asia Payment Systems (China) Co. Ltd.	9,911
Cardtrend Systems Sdn. Bhd.	33,571
Interpay group	50,117
Asia Payment Systems Singapore	3,337
Asia Payment Systems US	650,158	234,783
	$779,129	$235,582

6. Loan Payable

In 2001, a joint venture partner in China advanced $100,000 to the Company. The loan is non-interest bearing, with no repayment terms and is outstanding as of December 31 2006

In December 2005, the Company obtained a loan of $70,000 per agreement signed in December 2005. This loan was fully repaid with interest in June 2006.

The Company’s 60% own subsidiary, Etop Services (Malaysia), obtained a 5-year financial lease facility of about $14,160 from a financial institution in Malaysia.

7. Income Tax

The Company’s deferred income tax assets total approximately $1,663,438 and are offset by a valuation allowance of the same amount. Substantially all of the deferred tax assets relate to the Company’s net operating loss carryovers. Such carryovers are estimated to be approximately $4,182,669. The deferred tax asset has been entirely offset by a valuation allowance because the Company has not established a history of earnings and it is therefore inappropriate to assume as it is more likely than not that the loss carryovers will be utilized before they expire in various years beginning in 2019.

Even if there is taxable income prior to the expiration of the net operating loss carryovers it is possible that some, all or even more than 100% of consolidated taxable income could be subject to income tax in jurisdictions that do not allow for the use of the carryovers or for losses from other subsidiaries.

A reconciliation of the expected income tax benefit at the federal income tax rate with the income tax benefit actually recorded is as follows:

	2006	2005
Net Loss	$4,892,464	$4,052,935
Expected income tax benefit at 34%	$1,663,438	$1,377,998
Less effects of nondeductible expenses:
Increase in deferred tax valuation allowance	$(1,663,438)	$(1,377,998)
Income tax expense	$0	$0

8. Capital Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2006 and 2005 the Company has issued and outstanding 48,057,836 and 35,619,765 shares of common stock respectively. The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. There were 6,000,000 preferred shares outstanding at December 31, 2006 and 0 at December 31, 2005.

During the year ended December 31, 2006 a total of 4,150,000 shares of the Company’s common stock valued at $562,500 was issued for services. The value of the shares was recorded and amortized over the period of the service.

During the year ended December 21, 2006 a total of 1,281,000 shares of the Company’s common stock valued at $25,500 was issued for the exercise of options issued for services and settlement of debt. The fair values of these options of $123,450 was recorded and amortized over the period of the service.

During the year ended December 21, 2006 a total of 274,109 shares of the Company’s common stock valued at $30,152 was issued for the settlement of debt

From October through December 2006 6,732,962 shares were issued by the Company for convertible debt converted into equity.(See Note 12)

During the year ended December 31, 2005 the Company issued 1,125,000 shares of common stock for contracts with accredited investors to perform strategic planning, public relations and marketing services subject to completion of the services. The shares were valued from $1.07 to $0.47 per share, the closing market price of the Company’s common stock on the date of the transactions, for a total value of $828,750, which was all expensed in the year ended December 31, 2005.

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

During the year ended December 31, 2005, the Company issued 1,715,884 shares of common stock to various accredited investors for $0.95 to $0.40 per share and warrants to purchase 1,490,464 shares for net cash proceeds of $1,355,040. The warrants are exercisable from March 2007 through August, 2009, at an exercise price of $1.50 to $2.00 per share. Warrants to purchase 1,000,000 shares of common stock were issued to the placement agent. The warrants are exercisable until July and August 2010 at an exercise price of $0.7125 per share. In December 31, 2005, 56,000 warrants were exercised.

Since the Company did not have sufficient authorized shares to enable the exercise of the Company’s outstanding common stock purchase warrants and consultant options, the Company has reclassified the fair value of the warrants and consultant options as a liability on the balance sheet at December 31, 2006. (See Note 12)

Subsequent to the year end on July 24, 2007 the authorized shares were increased to 250,000,000 shares of common stock with a par value of $ 0.001 and 10,000,000 shares of preferred stock with a par value of $ 0.001.

9. Stock Options

In 2004 and 2005, the Company enacted non-qualified incentive stock option plans (the "2004 Plan" and the “2005 Plan”, or the “Plans”) for the benefit of employees or other persons associated with the Company. In accordance with the Plans, the Company is authorized to grant stock options for the purchase of 10,000,000 shares of common stock. The Company had decided to enact another stock option plan in 2006 (but this was delayed to February 2007) to accommodate stock options granted outside of the Plans.

During the year ended December 31, 2006, the Company granted a total of 12,961,000 stock options to directors, employees and consultants for services; 600,000 pursuant to 2004 non-qualified stock option plan, 1,011,000 pursuant to 2005 non-qualified stock option plan and 11,350,000 outside of the Plans. The options were granted at the exercise price at $0.001 to $0.30 per share.

The fair value of 11,350,000 stock options granted to directors, officers and employees was estimated to be $1,479,550 for the life of the options, of which, $128,663 was fully expensed in the year ended December 31, 2006, the balance of $1,350,888 will be expensed over the remaining period of service of the employees, directors and officers.

The fair value of 1,596,000 stock options granted to independent consultants was estimated to be $171,574 for the life of the options, of which, $46,977 was expensed in the year ended December 31, 2006 and $108,718 will be amortized over the remaining period of service of the consulting services contracts.

The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 4.62% to 5.13%, expected volatility of 130% - 145%, an expected option life of 1 to 5 years and no expected dividends. The weighted average fair value of options granted was $0.18 per share.

A summary of the changes in the Company's common stock purchase options is presented below:

					Average
					Exercise
	2004 Plan	2005 Plan	2006 (No Plan)	Total	Price
Balance December 31, 2005	1,188,000	3,740,000	0	4,928,000	$0.67
Granted	600,000	1,011,000	11,350,000	12,961,000	$0.16
Forfeited and Cancelled	(605,000)	(2,840,000)	0	(3,445,000)	$0.32
Exercised	(600,000)	(881,000)	0	(1,481,000)	$0.001
Balance December 31, 2006	583,000	1,030,000	11,350,000	12,963,000	$0.20

Additional information regarding options outstanding at December 31, 2006 is as follows:

		Outstanding		Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Options	Life (years)	Price	Options	Price	Life (years)

$0.001	150,000	4.00	$0.001	-	$0.001	0
$0.10	100,000	5.00	0.10	-	0.10	0
$0.13	5,500,000	9.66	0.13	600,000	0.13	9.53
$0.20	2,743,000	9.44	0.20	493,000	0.20	8.96
$0.23	750,000	9.75	0.23	125,000	0.23	9.75
$0.25	3,000,000	7.94	0.25	600,000	0.25	3.53
$0.28	30,000	4.42	0.28	30,000	0.28	4.42
$0.30	290,000	3.72	0.30	290,000	0.30	3.72
$0.85	400,000	3.58	0.85	200,000	0.85	3.58
12,963,000		8.79	$0.20	2,338,000	$0.27	6.59

Transactions involving warrants issued to investors and consultants are summarized as follows:

				Shares Issuable Upon		Average
				Exercise of Warrants	Per share
Outstanding At 12-31-2004				3,260,861		$0.48
Granted				3,590,464		1.09
Exercised				(56,000)		0.75
Canceled or Expired				-		-
Outstanding At 12-31-2005				6,795,325		$0.80
Granted				6,732, 962		0.22
Exercised
Canceled or Expired				(1,100,000)		0.85
Outstanding At 12-31-2006				12,428,287		$0.46

Additional information regarding warrants outstanding at December 31, 2006 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Warrants	Life (years)	Price	Warrants	Price	Life (years)
$0.16	645,644	2.75	$0.16	645,644	$0.15	2.75
0.16	240,000	1.00	0.16	160,000	0.16	1.00
0.20	7,283,194	2.24	0.20	7,283,194	0.20	2.24
0.30	1,768,985	2.43	0.30	1,768,985	0.30	2.43
0.71	1,000,000	3.67	0.71	1,000,000	0.71	3.67
1.20	150,000	0.25	1.20	150,000	1.20	0.25
1.75	252,305	0.25	1.75	252,305	1.75	0.25
$2.00	1,088,159	3.67	2.00	1,088,159	2.00	3.67
	12,428,287	2.45	$0.46	12,348,287	$0.46	2.46

10. Acquisition

On May 18, 2006, the Company signed an agreement to acquire all the shares of Interpay International Group Ltd. (“IIG”) in exchange for the issuance of 3.5 million Series A preferred shares which are convertible to 17.5 million common shares of the Company, upon Company’s authorized number of common shares being increased to 100 million or more. The 3.5 million Series A Preferred Shares, had a fair value of $3,975,000 at May 18, 2006, as estimated by an independent valuation firm, of which, $3,272,258 is attributable to goodwill and $721,824 as compensation, which was charged to operations as non-cash compensation, for engaging the service of King K. Ng as the Company’s President & CEO .

The purchase price as of the acquisition date of December 7, 2006 was allocated as follows:

Current assets	$8,860
Fixed assets	286,299
Other assets	105,264
Compensation expense	721,824
Goodwill	3,272,258
Less: Liabilities acquired	(419,505)
Purchase Price	$3,975,000

With the acquisition of IIG, the Company gained the capability of providing consultancy and business processes out-sourcing (“BPO”) services to operators of payments and loyalty rewards cards. The Company attributed the value of goodwill for the connections, organizational capabilities, know-how and the employees of IIG to solicit, negotiate with outside parties in Asian countries to form, set-up and manage joint venture companies to conduct businesses in the issuance of payment cards (credit cards, debit cards and prepaid cards using international brands such as Visa and MasterCard as well as proprietary brands) and loyalty-rewards cards (discount cards, cash-back cards and bonus points cards), and the distribution of prepaid products (mobile telecommunication prepaid airtime, Internet services prepaid airtime, entertainment prepaid services, transportation prepaid tickets and gift cards).

On September 28, the Company signed an agreement to merge with Cardtrend Systems Sdn Bhd (“Cardtrend Systems”) in exchange for the issuance of 2.5 million of the Company’s Series B Preferred Shares which are convertible to 25 million of the Company’s common shares upon the Company’s authorized shares being increased to 100 million or more. The 2.5 million Series B preferred shares had a fair value of $3,464,286 at September 28, 2006, as estimated by an independent valuation firm, of which $2,625,474 is attributable to goodwill and $500,000 to the fair value of the software developed and owned by Cardtrend Systems as estimated by an independent valuation.

The purchase price as of the acquisition date of October 31, 2006 was allocated as follows:

Current assets	$701,165
Fixed assets	17,951
Software	500,000
Goodwill	2,625,474
Less: Liabilities acquired	(380,304)
Purchase Price	$3,464,286

With the acquisition of Cardtrend Systems, the Company gained the rights to all the Cardtrend Systems’s in-house developed software for the processing of payment cards (credit cards, debit cards and prepaid cards) and loyalty-rewards cards (cash-back cards and bonus points cards) and the administration of prepaid reloads. The Company allocated a portion of the purchase price towards goodwill because of it’s connections, organizational capabilities, know-how and the employees of Cardtrend Systems to continue development of software related to the payments cards, loyalty-rewards cards and prepaid reloads using technology involving magnetic cards, smart cards, mobile short message services (SMS) and the Internet .

The acquisitions of Cardtrend Systems and IIG will also eliminate the cash requirement for capital contributions to the Company’s potential joint venture companies in conducting payments cards, loyalty-rewards cards and prepaid businesses as the Company will make such capital contributions through the supplies and installations of Cardtrend Systems’s software and the initial set-up of the business processes relating to the operations, and the subsequent management, of the joint venture companies by IIG.

The following unaudited pro forma results of operations for the year ended December 31, 2006 and 2005 assume that the acquisition of IIG and Cardtrend Systems occurred on January 1, 2006. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Dec 31, 2006	Dec 31, 2005

Net Revenue	$837,010	$931,669
Net loss	(4,324,448)	(4,099,384)
Loss per common share	(0.12)	(0.12)

The identifiable intangible assets acquired and their carrying value at December 31, 2006 is:

Software (Weighted average life of five years)	$500,000

Total Amortized identifiable intangible assets-Gross carrying value:	$500,000
Less:
Accumulated Amortization	(16,667)
Net Residual value	$483,333

Total amortization expense charged to operations for the year ended December 31, 2006 and 2005 were $ 16,667 and $0, respectively.

Estimated amortization expense as of December 31, 2006 is as follows:

2007	$100,000
2008	100,000
2009	100,000
2010	100,000
2011 and after	83,333
Total	$483,333

11. Commitments

On December 23, 2006, the Company granted 600,000 options from its 2005 Non-qualified Stock Incentive Plan at an exercise price of $0.001 per share to a consultant pursuant for a one-year contract for the consultant to provide business development consulting services in China and Hong Kong. The fair value of option was $59,400 out of which $1,305 was expensed in the 2006. The consultant exercised all his options in December 2006.

On December 23, 2006, the Company granted 400,000 options from its 2004 Non-qualified Stock Incentive Plan at an exercise price of $0.001 per share to a consultant pursuant for a one-year contract for the consultant to provide business development consulting services in China and South-east Asia. The fair value of option was $39,600 out of which $868 was expensed in the 2006. The consultant exercised all his options in December 2006.

On December 20, 2006, the Company entered into an one-year consulting services agreement with an investment relations company to provide investor relation planning and advisory services to the Company as well as to introduce potential business partners for the Company’s operations for an issuance of 1,000,000 common shares of the company valued at $0.10 per share, the market price of the Company’s common stock as of the date of the agreement, totaling $100,000. . Out of this $3,014 was expensed off in the year 2006.

On December 20, the Company entered into an one-year consulting services agreement with an investment advisory company to provide strategic planning and marketing in connection with the Company’s business, as well as advisory and consulting relating to shareholder management including public relations, investor relation, fund raising and introduction to capital sources, for an issuance of 1,000,000 shares of the Company’s R-144 (restricted) common stock valued at $0.10, the market price of the Company’s common stock as at the date of the agreement, totaling $100,000. Out of this $3,014 was expensed off fully in year 2006.

On December 8, 2006, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd. (“APS China”), Global Uplink Communication Ltd. (“GUCL”), a company incorporated in Guangzhou, China, entered into a sale and purchase agreement (“SAPCN”) pursuant to which APS China will purchase from GUCL all the assets of its operating centre located at 3 rd , 4 th , and 5 th Floor, No. 168 Longkou Xi Road, Guangzhou, China, (“Premises”) for a total cash consideration of Renminbi 1,500,000 (about $200,000), subject to certain conditions being fulfilled by GUCL, among which, GUCL shall transfer the employment of its existing staff to APS China and cause its shareholders to grant an option to APS China to acquire their entire shareholdings in GUCL in the future for a consideration of Renminbi 10 upon acceptance of the option by APS China and a further sum of Renminbi 10 upon APS China exercising the option. On January 26, 2007, APS China paid a sum of Renminbi 150,000 being the first payment towards the purchase consideration, and is planning to pay the second and last payment of Renminbi 1,350,000 on or before April 30, 2007, and failing which, GUCL may terminate the SAPCN and forfeit the first payment made. However, due to the non-fulfillment of certain conditions precedent to the close of the SAPCN, both parties are renegotiating the terms and conditions of the SAPCN as of the date of the 10KSB Report. The Company expected to complete the renegotiation by the end of August 2007.

On December 8, 2006, the Company’s wholly owned subsidiary in Hong Kong, Asia Payment Services (HK) Ltd. (“APSHK”), entered into a sale and purchase agreement (“SAPHK”) with Chen Yu Hua (“Chen”) and Peng Hai Tao (“Peng”), the shareholders of Global Uplink Ltd. (“GUHK”), a company incorporated in Hong Kong, for APSHK to acquire all their shareholdings in GUHK for a total cash consideration of HK$ 500,000. On December 27, 2006, APSHK made an aggregate payment of HK$ 50,000, being ten percent of the consideration sum, to Chen and Peng. The closing of the SAPHK is subject to certain conditions being fulfilled by the parties, among which, Chen shall be appointed as a member of the Board of Directors of the Company as well as Executive Vice President – General Manager of the Company’s China Operation; Peng shall be appointed as Vice President – Systems and Technical Supports, China; Ao Jin Guang and Xu Zhong, the associates of Chen and Peng, shall be appointed as Senior Vice President – Business Development, China, and Vice President – Operations, China, respectively. All the above-named persons will enter into a five-year employment contract each from the date of closing of the SAPHK. As of the date of the 10KSB Report, Asia Payment Systems (HK) made a further payment of HK$200,000 in aggregate to Chen and Peng, leaving a balance of HK$250,000. Hence, the SAPHK has not been brought to a close. The Company expects to bring the SAPHK to a close by the end of August 2007.

On November 28, 2006, the Company, SMS Biz Sdn. Bhd. (“SMS Biz”), a company incorporated in Malaysia, Yap Kit Chuan (“Yap”) and Chua Tong Ling (“Chua”), the shareholders of SMS Biz, entered into a business alliance agreement (“BAA”) pursuant to which, SMS biz shall appoint Payment Business Solutions Sdn. Bhd.(“PBS”), a wholly owned subsidiary of Interpay International Group Ltd., the Company’s wholly owned subsidiary, to be a major distributor of SMS Biz’s prepaid IDD long distance call products in Malaysia, and Yap and Chua shall jointly grant an option to the Company for the Company to acquire their entire shareholdings in SMS Biz in the future for an option consideration of 50,000 series C Preferred Shares of the Company, issuable by the Company upon SMS Biz, Yap and Chua fulfilling certain conditions (“Conditions”), and a final consideration of 20,000 Series D Preferred Shares of the Company, issuable by the Company upon the Company exercising the said option. Each of the Series C Preferred Shares and Series D Preferred Shares will be convertible to 100 common shares of the Company upon Yap and Chua meeting certain conditions as set forth in the BAA. As of the date of this Report, SMS Biz, Yap and Chua have not fully fulfilled the Conditions, and hence, the Series C Preferred Shares have not yet been issued. The Conditions were expected to be fully fulfilled by SMS Biz, Yap and Chua by the end of June 2007.

On September 28, 2006, the Company, Cardtrend Systems Sdn Bhd (“Cardtrend Systems”), a Malaysia based company, Low Kok Keng, Ng Chee Keong, Chai Hoong Yoon and Chong Shian Chang, shareholders of Cardtrend Systems, entered into a share exchange agreement (“SEA 2”) pursuant to which the Company will acquire from the above-named persons their entire shareholdings in Cardtrend Systems in exchange for the issuance by the Company of an aggregate of 2.5 million Series B Preferred Shares of the Company. The holders of these Preferred Shares will be entitled and required to surrender these Preferred Shares for conversion into common shares of the Company on a 10 for 1 basis upon shareholders’ approval of an increase of the Company’s authorized shares of common stock to 100 million or more.

On June 7, 2006 the Company changed certain terms of the 1,311,528 warrants issued and outstanding in previous private placement financings expiring October 18, 2006, and 1,333,333 warrants issued and outstanding in another previous private placement financing expiring December 10, 2006 as follows:

  The exercise price is reduced from $0.75 to $0.20 and from $0.30 to $0.20, respectively; and

  The expiration of the warrants will be extended by 12 months from their respective expiration date

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

On May 16, 2006, the Company contracted a consulting services company to provide market intelligence and monitoring services for a period of one year for a total fee of $100,000. The Company has issued and delivered 250,000 shares of common stock each on July 2006 and December 2006 at a total value of $100,000.

12. Convertible Debt

In January 2006, the Company borrowed an additional $50,000 under the convertible loan agreement signed in November 2005, increasing the total debt to $200,000. These loans together with accrued interest were originally convertible at $0.30 per share. The lender had demanded repayment together with accrued interest in September 2006 but both parties finally agreed that it be converted on September 28, 2006 to 1,448,985 common shares at a conversion price of $0.15 per share with an attached 3-year warrant for each common share at an exercise price of $0.30 per share. The said common shares and warrants were issued and delivered in November 2006.

On July 5, 2006 the Company accepted an offer of a callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lender will have the option to convert any money advanced and/or interest in arrears into Units priced at 75% of the average closing price of the preceding 5 days of the Company's common stock. Each Unit will consist of one restricted common share and one three-year warrant priced at two times the price of the Unit. On October 1, 2006, this loan, together with accrued interest, was converted into 645,644 common shares at $0.0795 per share with 645,644 attached warrants at an exercise price of $0.159 per share on October 1, 2007. The said shares and warrants were issued and delivered in November 2006.

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

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. For the year ended December 31, 2006, the Company recognized a total discount of $232,320 as interest expense on the total convertible loan payables of $710,000 together with accrued interest.

13. Derivative Liability

As disclosed in Note 8, the Company does not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19. From July 01, 2006, the initial date on which the Company had insufficient shares to settle all contractual obligations under option and warrant agreements outstanding, a $167,536 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 5.10% and (4) expected life and exercise prices consistent with each individual instrument.

Additionally, during July through December 2006, the $161,413 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.5% and (4) expected life and exercise prices consistent with each individual instrument. The fair values of new instruments issued during this period have been classified as liabilities as of the date of issue. This amount aggregated $407,139 computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of 4.74% and (4) expected life and exercise prices consistent with each individual instrument.

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

14. Subsequent Events

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

On February 12, 2007, the Company issued in aggregate 1,900,000 to 21 employees at the market price as at December 30, 2006 of $0.078 per share for partial settlement of the unpaid salaries as of December 31, 2006, to all the employees.

On February 26, 2007, the directors approved the cancellation of 11,350,000 unregistered options granted to 21 employees, officers and directors during 2006 at various exercise prices ranging from $0.10 to $0.25, and at the same time, approved the granting of similar respective amount of options to the employees, officers, under the 2007 at an exercise price of $0.13. The vested options may only be exercised on or after April 15, 2007 or the effective date of the Company’s authorized number of shares being increased to at least 200,000,000, whichever is the later.

On February 28, 2007 the Company authorized the dissolution of Asia Payments, Inc., the Company’s wholly owned dormant subsidiary incorporated in Delaware, U.S.A. The certificate of dissolution was filed and acknowledged by the State of Delaware on March 7, 2007. The Company ceased to operate Asia Payments, Inc. with effect from March 1, 2007.

On March 26, 2007, the directors approved the reinstatement of 240,000 warrants granted to a consultant on December 10, 2005 which was cancelled on December 15, 2006 by error. The unamortized amount of the intrinsic value of these warrants will continue to be expensed retrospectively in the first quarter of 2007.

On May 2, 2007 the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $50,000 each (totaling $100,000), all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but the holder will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.07 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On May 2, 2007, the Company paid the shareholders of Global Uplink Ltd. an aggregate sum of HK$200,000 of the balance sum of HK$450,000 pursuant to the Sale and Purchase Agreement entered into between Asia Payment Systems (HK) Ltd. and the shareholders of Global Uplink Ltd. dated December 8, 2006 for Asia Payment Systems (HK) Ltd. to acquire their entire shareholdings in Global Uplink Ltd., leaving a balance of $250,000 to be paid as soon as possible.

On May 2, 2007, the Company discussed with Global Uplink Communications Ltd. (“Global Uplink”) on certain unmet conditions by both parties which led to the delay in the closing of the Sales and Purchase Agreement entered into between Asia Payment Systems (China) Co. Ltd. and Global Uplink dated December 8, 2006 for Asia Payment Systems (China) to acquire the assets located at the premises of Global Uplink’s Operating Centre. Both parties have agreed to resolve the matter by the end of August 2007. Hence, Global Uplink had not, as at the date of the 10KSB Report, notified the Company of its intention, if any, to ask the Company to forfeit the initial payment of Renminbi 150,000 made by Asia Payment Systems (China) shortly after the execution of the said agreement.

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

On May 16, 2007 the Company accepted an offer from an individual lender of callable, on-demand convertible loans of $32,592, bearing 10% annualized interest. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but the lender will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.058 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On July 24, 2007 the authorized shares were increased to 250,000,000 shares of common stock with a par value of $ 0.001 and 10,000,000 shares of preferred stock with a par value of $ 0.001.

On July 24, 2007 the Company changed its name from Asia Payment Systems Inc. to Cardtrend International Inc.

15. Restatement of Financial Statement

The Company has restated its financial statements for the year ended December 31, 2006 to correct the following error in the financial statements previously filed:

  The Company erroneously impaired and expensed off the goodwill amounting to $5,897,731 acquired during the acquisition of two new companies, Cardtrend Systems Sdn Bhd and Interpay International Group Limited in the previous financial statements.

  The Company misinterpreted the FAS 123R and erroneously calculated the fair value of some stock options issued to employees and consultants. The net effect of the correction was a reduction of $537,519 to the additional paid in capital with a corresponding decrease in deferred stock based compensation.

  The Company made adjustments and reclassifications to the financial statements in connection with the effects of incorrectly calculating exchange rates in translating foreign currency transactions and miscellaneous errors aggregating $83,089.

Accordingly, the Company has restated the financial statements as of and for the year ended December 31, 2006 by disclosing the effect of these errors in the accompanying financial statements.

The result of the Consolidated Statement of Operations for the year ended December 31, 2006 restatement is:

Increase in net revenues by $31,996 from $314,742 to $346,738 as a result of correcting errors in average foreign exchange rate during the fiscal year.

Decrease in cost of revenue by $19,784 from $231,467 to $211,683 as a result of correcting errors in average foreign exchange rate during the fiscal year.

Decrease in selling, general and administrative expenses by $172,125 from $1,518,524 to $1,346,399 as a result of correcting errors in average foreign exchange rate during the fiscal year and other adjustments.

Increase in stock based compensation by $585,620 from $2,508,194 to $3,093,814 as a result of correcting errors in accounting for its non-cash equity compensation.

Decrease in other income/expense by $5,814,431 from $6,406,018 to $591,587 as a result of correcting errors in accounting for business combinations in accordance with FAS No 141, Business Combinations and FAS NO. 142, Goodwill and other Intangible Assets.

Increase in minority interest by $431 from $(3,909) to ($4,340) as a result of correcting errors in average foreign exchange rate during the fiscal year.

Increase in Other Comprehensive Income by $39,038 from $2,629 to $41,667 as a result of correcting errors in average foreign exchange rate during the fiscal year.

Following are reconciliations of the Company’s restatement of the Statement of Operations for the period year ended December 31, 2006:

	December 31, 2006
	(As Restated)	(As Reported)
Net Revenues	$346,738	$314,742
Cost of revenue	211,683	231,467
Gross Profit	135,055	83,275
Operating Expenses:
Selling, General & Administrative	1,346,399	1,518,524
Stock based compensation	3,093,874	2,508,194
Operating Income (loss)	(4,305,218)	(3,973,443)
Other income (expense)	(591,587)	(6,406,018)
Net Loss before minority interest	(4,896,804)	(10,349,460)
Minority interest	(4,340)	(3,909)
Net loss	$(4,892,464)	$(10,345,551)

Comprehensive loss:
Net loss	(4,892,464)	(10,345,551)
Other comprehensive income (loss)	41,667	2,629
Comprehensive loss	(4,850,795)	(10,342,922)

The result of the Consolidated Balance Sheet as of December 31, 2006 restatement is:

Increase in current assets by $20,837 from $648,689 to $669,526 as a result of correcting errors and use of an incorrect current foreign exchange rate at the balance sheet date.

Decrease in other assets by $1,580 from $136,137 to $134,557 as a result of correcting errors in accounting for its prepaid deposits.

Increase in Goodwill by $5,897,731 from $0 to $5,897,731 as a result of correcting errors in accounting for business combinations in accordance with FAS No. 141, Business Combinations and FAS No. 142, Goodwill and other Intangible Assets.

Decrease in Intellectual Property $8,334 from $491,667 to $483,333 as a result of correcting errors in amortizing identifiable intangible assets in accordance with FAS No. 142.

Increase in current liabilities by $21,392 from $2,254,485 to $2,275,877 as a result of correcting errors and use of an incorrect current foreign exchange rate at the balance sheet date.

Decrease in Minority Interests by $26,654 from $48,545 to $21,892 as a result of correcting errors in current foreign exchange rate at the balance sheet date.

Increase in common stock by $1,000 from $47,058 to $48,058 as a result of correcting miscellaneous errors in accounting for issuance of the Company’s common stock.

Decrease in additional paid in capital by $1,399,190 from $18,685,095 to $17,285,905 as a result of correcting errors in accounting for its deferred non-cash equity compensation.

Decrease in deferred compensation by $1,172,724 from $1,944,332 to $771,608 as a result of correcting errors in accounting for its deferred non-cash equity compensation.

Increase in comprehensive income by $47,385 from $(4,672) to $42,713 as a result of correcting errors in current foreign exchange rate at the balance sheet date.

Decrease in accumulated deficit by $5,454,368 from $(16,868,970) to $(11,414,602).

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of December 31, 2006.

	(As Restated)	(As Reported)
Current Assets	$669,526	$648,689
Equipment, net	309,088	309,105

Goodwill	5,897,731	0
Intellectual Property	483,333	491,667
Other Assets	134,557	136,137
Total Assets	$7,494,235	$2,223,209

Total Liabilities	$2,275,877	$2,254,485

Minority Interest	21,892	48,545
Stockholders’ Equity (Deficiency)
Common stock	$48,058	$47,058
Preferred stock	6,000	6,000
Additional paid-in capital	17,285,905	18,685,095
Comprehensive income	42,713	(4,672)
Deferred stock based compensation	(771,608)	(1,944,332)
Accumulated deficit	(11,414,602)	(16,868,970)

Total Stockholders’ Equity (deficit)	$5,196,466	$(79,820)
Total Liabilities and Stockholders’ Equity	$7,494,235	$2,223,209

The result of the Consolidated Statement of Cash Flows for the year ended December 31, 2006 restatement is:

Decrease in cash used in operating activities by $161,013 from $(908,018) to $(747,005) due to errors in recording cash flow activities in accordance with FAS No. 95, Cash Flows.

Increase in net cash provided by investing activities by $470,950 from $(314,083) to $156,867 due to errors in recording cash flow activities in accordance with FAS No. 95, Cash Flows.

Decrease in net cash provided by financing activities by $680,392 from $1,461,559 to $781,167 due to errors in recording cash flow activities in accordance with FAS No. 95, Cash Flows.

Increase in exchange rate effect by $47,384 from $(5,717) to $41,667 as a result of correcting errors in average foreign exchange rate during the fiscal year.

The following are reconciliations of the Company's restatement of the Consolidated Statements of Cash Flows for the year ended December 31, 2006.

	(As Restated)	(As Reported)
Net loss	$(4,892,464)	$(10,346,831)
Net cash (used in) provided by operating activities	(747,005)	(908,018)
Net cash (used in) provided by investing activities	156,867	(314,083)
Net cash (used in) provided by financing activities	781,167	1,461,559
Effect of exchange rate on cash	41,667	(5,717)
Net increase in cash	232,696	233,741
Cash and cash equivalents, beginning of year	110,566	110,566
Cash and cash equivalents, end of year	$343,262	$344,307

16. Segment Information

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

Summarized financial information by line of business for the year ended December 31, 2006, and 2005, as taken from the internal management system previously discussed, is listed below.

	For the year ended December 31,
	2006	2005
Net revenues:
Business Processing	$188,251	$43,949
Prepaid	158,487	n/a
Card	-	n/a

Total revenue	$346,738	$43,949

	For the year ended December 31,
	2006	2005
Gross Profit (loss)
Business Processing	$132,453	$30,422
Prepaid	2,602	n/a
Card	0	n/a
Total Gross Profit (loss)	$135,055	$30,422

	For the year ended December 31,
	2006	2005
Operating Income (loss)
Business Processing	$(131,604)	$(3,545,624)
Prepaid	(365,719)	n/a
Card	(366,389)	n/a
Corporate unallocated	(3,441,506)	n/a
Total Operating Income (loss)	$(4,305,218)	$(3,545,624)

	For the year ended December 31,
Assets	2006	2005
Business Processing	$3,285,483	$224,858
Prepaid	1,954,593	n/a
Card	1,742,319	n/a
Corporate unallocated	511,841
Total Assets at June 30, 2007	$7,494,235	$224,858

	For the year ended December 31, 2006
	2006	2005
Capital Expenditures
Business Processing	$2,430	$7,309
Prepaid	0	n/a
Card	0	n/a

Total Capital Expenditures	$2,430	$7,309

The net operating income (loss) data listed above includes the effects of S, G & A expense, depreciation, and amortization. The following tables disclose those amounts for each segment.

	For the year ended December 31,
	2006	2005
Operating Expenses :
Business Processing	$264,057	$3,576,046
Prepaid	368,320	n/a
Card	368,353	n/a
Corporate unallocated	3,439,543	n/a

Total Operating Expenses	$4,440,273	$3,576,046

	For the year ended December 31,
	2006	2005
Depreciation and amortization:
Business Processing	$6,766	$7,385
Prepaid	5,128	n/a
Card	0	n/a
Corporate unallocated	17,803	n/a
Total Depreciation and amortization	$29,697	$7,385

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

(a) As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Annual Report on Form 10-KSB /A-1. Due to this material weakness, the Company, in preparing its restated consolidated financial statements as of and for the period ended December 31, 2006, performed additional procedures relating to its issuance of equity instruments to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

As previously disclosed in our Current Reports on Form 8-K, filed on August 8, 2007 and is discussed in our explanatory note to this Form 10KSB/A-1, and Note 15 to our accompanying consolidated financial statements, as a result of the examination of our financial statements by our independent registered public accounting firm, we determined that the following accounting and disclosure errors were made:

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

  The Company incorrectly calculated exchange rates in translating foreign currency transactions.

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

PART III

ITEM 13 . EXHIBITS

Exhibit Index

Exhibit No.  Document Description

3.1	Amended Articles of Incorporation.

23.1	Consent of RBSM, LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by Weinberg & Company, P.A. during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services by Weinberg & Company, P.A. that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

RBSM LLP replaced Weinberg & Company, P.A. in June 2007 as the Company’s independent registered public accounting firm to audit the Company’s December 31, 2006 and 2005 financial statements included in this amended Annual Report on SEC Form 10KSB/A No.1. The Company paid RBSM LLP in connection with audit services in 2007 and accordingly the table below does not include any fees paid to RBSM LLP.

		December 31, 2006	December 31, 2005
(i)	Audit Fees	$135,291	$108,412
(ii)	Audit Related Fees	-	8,795
(iii)	Tax Fees	-	2,432
(iv)	All Other Fees	15,709	-
	Total fees	$151, 000	$119,639

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006.

All Other Fees. Consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal year 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this
23rd day of August, 2007.

CARDTREND INTERNATIONAL INC.
A Nevada corporation

By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

KING K. NG
King K. Ng	Director , President and Chief (Principal) Executive Officer	August 23, 2007

ROBERT G. CLARKE
Robert G. Clarke	Chairman, Director	August 23, 2007

CHARLIE RODRIGUEZ
Charlie Rodriguez	Director, Treasurer and Secretary	August 23, 2007

KOK KENG LOW
Kok Keng Low	Director, Chief Technology Officer	August 23, 2007

JEE SAM CHOO
Jee Sam Choo	Director	August 23, 2007

MICHAEL OLIVER
Michael Oliver	Director	August 23, 2007

ROSALINE TAM
Rosaline Tam	Director	August 23, 2007