Form 10QSB/A
period 2007-03-31
CARDTREND INTERNATIONAL INC.
filed 2007-08-27
CIK 1085113

=========================================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A-1

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30013

CARDTREND INTERNATIONAL INC.
(Formerly ASIA PAYMENT SYSTEMS, INC)
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

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

=========================================================================================================================================

     CARDTREND INTERNATIONAL INC.
(FORMERLYASIA PAYMENT SYSTEMS, INC.)
AMENDMENT NO. 1 ON FORM 10-QSB/A
For the Three Months Ended March 31, 2007

EXPLANATORY NOTE

     This amendment is being filed to include the Asia Payment Systems, Inc.’s (“Company”) and Subsidiaries March 31, 2007 unaudited condensed consolidated financial statements that were omitted in the original filing of the March 31 , 2007 Form 10-QSB.

     The Company is also revising the discussion under Item 3 Controls and Procedures, in light of the omission of the financial statements.

     This Form 10-QSB/A amends and restates only Items 1 and 3 of the March 31, 2007 Form 10-QSB previously filed on May 21, 2007.For the convenience of the readers, the other Items of the March 31, Form 10QSB previous filed on May 21, 2007 are included in this Form 10-QSB/A.

     No information in this Form 10-QSB/A has been updated for any subsequent events occurring after May 21, 2007, the date of the original filing.

CARDTREND INTERNATIONAL INC.

TABLE OF CONTENTS

Item	Description	Page

PART I - FINANCIAL INFORMATION

1.	Financial Statements (unaudited)	4
	Condensed Consolidated Balance Sheet – March 31, 2007	F-1
Condensed Consolidated Statements of Operations –Three Months Ended March 31,
	2007 and 2006	F-2
Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31,
	2007 and 2006	F-3
	Notes to Unaudited Condensed Consolidated Financial Statements	F-4

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations 20

3.	Controls and Procedures 29

PART II – OTHER INFORMATION

1.	Legal Proceedings 30

2.	Unregistered Sales of Equity Securities and Use of Proceeds 30

3.	Defaults Upon Senior Securities 31

4.	Submission of Matters to a Vote of Security Holders 31

5.	Other Information 31

6.	Exhibits 31

PART I. FINANCIAL INFORMATION

Item1. Financial Statements

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
For the three months ended March 31, 2007

March 31, 2007
(Unaudited)
Assets
Current:
Cash	$192,202
Accounts receivable, net of allowance for doubtful accounts of $ 18,349	337,609
Other receivable	11,752
Inventories, at cost	6,336
Prepaid expenses	2,740
Total Current Assets	550,639

Equipment, net	347,236
Other assets	177,961
Goodwill	5,897,731
Intellectual Property, net	458,333
Total Assets	$7,431,900

Liabilities
Current:
Accounts payable	$119,886
Unearned income	111,536
Accrued liabilities	791,193
Due to related parties	364,582
Loan payable	314,063
Total Current Liabilities	1,701,260
Non-current:
Derivative Liability	509,624
Total Liabilities	2,210,884

Minority Interest	10,103
Stockholders’ equity
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
49,957,836 common shares issued	49,958
and outstanding as of March 31, 2007
Preference Shares, 10,000,000 preferred shares of $0.001 par value.
6,000,000 issued and outstanding as of March 31, 2007.	6,000
Additional paid-in capital	17,526,864
Deferred stock based compensation	(602,161)
Accumulated deficit	(11,804,615)
Accumulated other comprehensive income	34,867
Total Stockholders’ equity	5,210,913
Total Liabilities and Stockholders’ equity	$7,431,900

See accompanying notes to the unaudited condensed consolidated financial statements.
F-1

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSSES
For the three months ended March 31, 2007 and 2006
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Net revenue	$465,994	$37,513
Cost of goods and services	(357,192)	(16,550)
Gross profit	108,802	20,963

Selling, general and administrative expenses	326,153	234,657
Stock based compensation	264,106	875,197
Depreciation and amortization	45,965	1,890

Operating Loss	(527,422)	(1,090,781)

Other income (expenses)
Change in value of derivative liability	130,577	0
Interest expense	(4,908)	(28,723)
Net loss before income taxes	(401,753)	(1,119,504)

Income Taxes	-	-

Net Loss before minority interest	(401,753)	(1,119,504)

Minority interest	(11,739)	0

Net Loss	$(390,014)	$(1,119,504)

Loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding	48,333,726	35,640,932

Comprehensive Loss:

Net loss	$(390,014)	$(1,119,504)

Other Comprehensive income (loss)	(7,846)	(3,060)
Comprehensive loss	$(397,860)	$(1,122,564)

See accompanying notes to the unaudited condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net loss to net cash	$(390,014)	$(1,119,504)
used by operating activities:
Depreciation and amortization	45,965	1,890
Stock based compensation	264,106	855,360
Change in Derivative Liabilities	(130,577)	0
Minority Interest	(11,739)	0
Amortization of debt discount	0	21,130
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(27,830)	(267)
Other receivables/Inventory	(44,986)	70,571
Prepaid expenses/Inventories	(2,761)	12,790
Increase (decrease) in:
Accounts payable and accrued expenses	139,777	55,821
Unearned income	9,582	(25,840)
Net cash used by operating activities	(148,477)	(128,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(59,113)	0
Net cash used by investing activities	(59,113)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to(proceeds from) related party	(149,687)	89,816
Proceeds from loan payable	214,063	50,000
Net cash provided by financing activities	64,376	139,816

Effect of exchange rate changes on cash	(7,846)	(3,060)

Net increase/(decrease) in cash	(151,060)	8,707

Cash and cash equivalents, beginning of period	343,262	110,566
Cash and cash equivalents, end of period	$192,202	$119,273

Cash paid for:
Interest	0	0
Income taxes	0	0
Supplemental Disclosures:
Common stock issued in exchange for options exercised	$148,200	$24,300

See accompanying notes to the unaudited condensed consolidated financial statements.
F-3

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
Notes to unaudited condensed consolidated financial statements
For the three months ended March 31, 2007
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements of Cardtrend International, Inc., formerly known as Asia Payment Systems, Inc., (“The Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10 K-SB/ A No. 1 as filed with the SEC.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Nevada, and is in the business of providing (1) business processes out-sourcing and data processing services to operators of payments cards and loyalty-rewards cards (2) The distribution and sale of prepaid products and services through a network of dealers who sell the Company’s prepaid products electronically as well as physically over the counters to consumers at large (3) The issuance of payments cards and loyalty-rewards cards to consumers and corporations. The Company’s operations are primarily in Asia. During the three-month period ended March 31, 2007, the Company continued to operate its business under the three business units: Processing Business Unit, Prepaid Business Unit and Cards Business Unit.

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in U.S. dollars. The functional currencies of the subsidiaries are U.S. dollars except for the following subsidiaries:

  Asia Payment Systems Limited, Hong Kong – Hong Kong Dollar (HKD)

  Asia Payment Systems (Singapore) Pte Ltd – Singapore Dollar (SGD)

  Cardtrend Systems Sdn Bhd – Ringgit Malaysia (RM)

  Interpay Asia Sdn Bhd – Ringgit Malaysia (RM)

  Etop Services Sdn Bhd – Ringgit Malaysia (RM)

  Payment Business Solution Sdn Bhd – Ringgit Malaysia (RM)

  Interpay International Airtime Pte Ltd – Singapore Dollars (SGD)

  Asia Payment Systems (China) Co. Limited – Renminbi (CNY)

Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders’ equity.

March 31, 2007

Period end HKD : US$ exchange rate	7.814

Average period HKD : US$ exchange rate	7.809

Period end CNY: US$ exchange rate	7.741

Average period CNY: US$ exchange rate	7.771

Period end RM: US$ exchange rate	3.459

Average period RM: US$ exchange rate	3.569

Period end SGD: US$ exchange rate	1.518

Average period SGD: US$ exchange rate	1.541

Accounts Receivable

As of the three-month period ended March 31, 2007, the Company has total account receivables amounted to $337,609, as compared to $309,779 for the corresponding period ended March 31, 2006.Allowance for doubtful debt as of March 31, 2007 and 2006 was $18,349 and $ 0 respectively.

Equipment

Equipment is recorded at cost less accumulated depreciation. The cost of computer equipment and auto are depreciated on a straight-line basis over their estimated life of three to five years.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company further recognizes revenue from the licensing of Cardtrend Systems’ software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

For the Company’s Processing Business operations, the Company recognizes revenue as it is entitled to issue invoices to the Company’s clients for services rendered progressively and/or periodically as agreed in a service contract. Revenue for the licensing of software is recognized when the criteria in the preceding paragraph have been met and delivery has occurred. If, as is usually the case, the delivery of the software is part of an arrangement that includes the installation of the software, revenue is recognized when the installation is complete and customer acceptance has occurred. Contracts for the maintenance and support of the software are priced separately for one year periods and revenue is recognized ratably over service period.

For the Company’s Prepaid Business operations, the Company recognizes revenue as the Company is entitled to issue invoices to its dealers for goods delivered at face value. The Company records the face value of the goods sold as gross revenue and less discounts given to the dealers to obtain net revenue, and then less costs of goods sold (i.e. face value of the goods less discounts received from the from the Company’s suppliers) to arrive at the Company’s gross profits before operating expenses.

For the Company’s Cards Business operations, the Company recognizes revenue from its subsidiaries and associated companies which the Company can determine that it has management control over the operations. Such subsidiaries and associated companies recognize revenues earned from card fees, merchant fees or commissions, interchange fees, cash advance/withdrawal fees, interest or share of interest income and any other fees billed to cardholders as well as to merchants. The Company does not recognize revenue generated by its associated companies for which the Company does not have management control but the Company records dividends received (if any) from such associated companies. During the three-month period ended March 31, 2007, the Company did not record any revenue nor did the Company receive any dividend from its associated companies under the Cards Business Unit.

Liquidity

As shown in the accompanying financial statements, the Company has incurred a net loss of $390,014 and $1,119,504 during the three months ended March 31, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets by $1,150,622 as of March 31, 2007.

Inventory

As of March 31, 2007, inventories, belonging to the Company’s subsidiaries, Payment Business Solutions and Etop Services (Malaysia) were $6,336 based on the lower of historical cost or market value.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 67,488,982 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

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

Staff Accounting Bulletin (“SAB”) No. 108

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The Company’s Management does not expect that the adoption of SAB No.108 would have a material effect on the Company’s consolidated financial statements.

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

During the three-month period ended March 31, 2007, the Company did not issue any common shares for consulting services as compared to 150,000 issued during the corresponding three-month period ended March 31, 2006.

For the three-month period ended March 31, 2007, the Company expensed stock-based compensation from stock options to directors, officers and employees in the amount of $93,760 and to consultants in the amount of $170,346, a total of $264,106 For the three month-period ended March 31, 2006 $875,197 was expensed compensation to consultants.

2. Related Party Transactions

The Company had the following transactions for the three months ended March 31, 2007 (and for the corresponding three-month period ended March 31, 2006) recorded at their exchange amount, with related parties:

Incurred $18,000 (2006 – $18,000) for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with directors, officers and companies controlled by certain officers and/or directors, were outstanding:

March 31, 2007
Due to directors, officers
and companies owned by
directors and officers	$364,582

3. Capital Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2007 and December 31, 2006 the Company has issued and outstanding 49,957,836 and 48,057,836 shares of common stock respectively. The Company is also authorized to issue 10,000,000 shares of preferred stock series A and series B with a par value of $.001 per share. There were 3,500,000 preferred shares of series A and 2,500,000 preferred shares of series B outstanding at March 31, 2007 and December 31, 2006.

On February 6, 2007, the Company issued 1,900,000 shares of common stock to 21 employees amounting to a total value of $148,200 at an exercise price of $0.078 per share for partial settlement of the amount of salaries owed to them as of December 31, 2006. The fair value of the 1,900,000 options granted with immediate vesting was computed to be $3,800 using a Black Scholes model with a risk-free interest rate of 5.14%, an expected volatility of 131%, an expected option life of 1 day, no expected dividends and at the market price of $0.078 on the date of grant.

Since the Company did not have sufficient authorized shares to enable the exercise of the Company’s outstanding common stock purchase warrants and consultant options, the Company has reclassified the fair value of the warrants and consultant options as a liability on the balance sheet at March 31, 2007. (See Note 6)

Subsequent to the year end on July 24, 2007 the Company obtained the favorable votes from a majority of the Company’s Shareholders to (1) increase the authorized shares to 250,000,000 shares of common stock with a par value of $ 0.001 and 10,000,000 shares of preferred stock with a par value of $ 0.001, and (ii) change the Company’s name from Asia Payment Systems, Inc. to Cardtrend International Inc.

4. Stock Options

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

The fair value for the options granted to the directors, officers and employees of the Company was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 4.62%, expected volatility of 133%, an expected option life of 5 years, and no expected dividends and at the market price of $0.09 at the date of grant. The weighted average fair value of options granted was $0.078 per share.

A summary of change in the Company’s common stock purchase options is presented below:

					Average
					Exercise
	2004	2005
	Plan	Plan	Unregistered	2007 Plan	Price
Balance Dec. 31, 2006	583,000	1,030,000	11,350,000	0	$0.20
Granted	-	1,900,000	750,000	11,350,000	$0.09
Forfeited & Cancelled	-	0	(12,100,000)	0	$0.18

Exercised	0	1,900,000	0	0	$0.08
Balance March 31, 2007	583,000	1,030,000	0	11,350,000	$0.13

Additional information regarding options outstanding at March 31, 2007:

		Outstanding			Exercisable
		Weighted				Weighted

		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (years)	Price	Options	Price	Life (years)
$0.001	150,000	3.75	$0.001	-	$0.00	-
$0.10	11,450,000	9.87	0.10	1,036,248	0.10	9.79
$0.13	100,000	4.33	0.13	50,000	0.13	4.33
$0.20	43,000	2.17	0.20	43,000	0.20	2.17
$0.25	500,000	0.33	0.25	400,000	0.25	0.33
$0.28	30,000	4.17	0.28	30,000	0.28	4.17
$0.30	290,000	3.47	0.30	290,000	0.30	3.47
$0.85	400,000	3.33	0.85	200,000	0.85	3.33
	12,963,000	9.01	$0.13	2,049,248	$0.24	6.05

Transaction involving warrants issued to investors and consultants are summarized as follows:

	Share Issuable	Average
	Upon Exercise	Price
	of Warrants	Per Share
Outstanding At 12.31.2006	12,428,287	$0.46
Granted	0	0
Cancelled or Expired	402,305	1.54
Exercised	0	0
Outstanding At 03.31.2007	12,025,982	$0.42

Additional information regarding warrants outstanding at March 31, 2007 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Warrants	Life (years)	Price	Warrants	Price	Life (years)
$0.16	645,644	2.50	$0.16	645,644	$0.16	2.75
$0.16	240,000	0.75	$0.16	160,000	$0.16	1.00
$0.20	7,283,194	1.99	$0.20	7,283,194	$0.20	2.24
$0.30	1,768,985	2.18	$0.30	1,768,985	$0.30	2.43
$0.71	1,000,000	3.42	$0.71	1,000,000	$0.71	3.67
$2.00	1,088,159	3.42	$2.00	1,088,159	$2.00	3.67
	12,025,982	2.27	$0.42	11,945,982	$0.42	2.28

5. Convertible Debt

On January 3, 2007 the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $100,000 each (totaling $200,000), and all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but they will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.09 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

6. Derivative Liability

As disclosed in Note 5, the Company does not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding.

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

At March 31,2007 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.51%- 4.90% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $509,624. As a result, for the period ended March 31, 2007 the Company recorded approximately $130,577 as a gain for Change in value of Warrant Liability.

7. Subsequent Events

On May 2, 2007 the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $50,000 each (totaling $100,000), and all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but they will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.07 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

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

On May 2, 2007, the Company discussed with Global Uplink Communications Ltd. (“Global Uplink”) on certain unmet conditions by both parties which led to the delay in the closing of the Sales and Purchase Agreement entered into between Asia Payment Systems (China) Co. Ltd. and Global Uplink dated December 8, 2006 for Asia Payment Systems (China) to acquire the assets located at the premises of Global Uplink’s Operating Centre. Both parties have agreed to resolve the matter by the end of August 2007. Global Uplink had not, as at the date of filing the 10QSB Report, notified Asia payment Systems (China) Co. Ltd. of its intention, if any, to ask it to forfeit the initial payment of Renminbi 150,000 made by Asia Payment Systems (China) shortly after the execution of the said agreement.

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

On May 16, 2007 and June 6, 2007, the Company accepted the offer from an individual lender of two callable, on-demand convertible loans for the amount of $32,592 and $17,408, respectively, and each bearing 10% annualized interest. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but the lender will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.058 and $0.054, respectively, per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

On July 17, 2007, the Company obtained the votes of a majority of the shareholders of all classes of the Company’s common stocks in favor to (i) increase the authorized number of common shares from 50,000,000 to 250,000,000 and (2) change the name of the Company from Asia Payment Systems, Inc. to Cardtrend International Inc. The changes were effective July 24, 2007.

On August 16, 2007, the Company’s stock symbol in the NASD OTC was changed from “APYM” to “CDTR”.

8. Segment Information

The Company is managed by specific lines of business including business processing (“Processing Business Unit”), prepaid communications products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend International are reported at the Cardtrend International parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information by line of business for the three months ended March 31, 2007, and 2006, as taken from the internal management system previously discussed, is listed below.

	Three Months Ended March 31
	2007	2006
Net revenues:
Business Processing	$148,484	$37,513
Prepaid	317,510	n/a
Card	-	n/a
Total revenue	$465,994	$37,513

	Three Months Ended March 31
	2007	2006
Gross Profit (loss)
Business Processing	$103,553	$20,963
Prepaid	5,249	n/a
Card	-	-
Total Gross Profit (loss)	$108,802	$20,963

	Three Months Ended March 31
	2007	2006
Operating Income (loss)
Business Processing	$(57,369)	$(1,090,781)
Prepaid	(28,826)	n/a
Card	(7,885)	n/a
Corporate Unallocated	(433,342)
Total Operating Income (loss)	$(527,422)	$(1,090,781)

	Three Months Ended March 31
Assets	2007	2006
Business Processing	$3,746,059	$148,581
Prepaid	1,912,426	n/a
Card	1,743,247	n/a
Corporate Unallocated	30,168
Total Assets at March 31, 2007	$7,431,900	$148,581

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Capital Expenditures
Business Processing	$24,940	$0
Prepaid	33,206	n/a
Card	967	n/a

Total Capital Expenditures	$59,113	$0

The net operating income (loss) data listed above includes the effects of S, G & A expense, depreciation, and amortization. The following tables disclose those amounts for each segment.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Operating Expenses :
Business Processing	$160,922	$234,657
Prepaid	34,075	n/a
Card	17,983	n/a
Corporate unallocated	113,173	n/a
Total Operating Expenses	$326,153	$234,657

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Depreciation and amortization:
Business Processing	$30,293	$1,890
Prepaid	15,421	n/a
Card	-	n/a
Corporate Unallocated	250	n/a
Total Depreciation and amortization	$45,965	$1,890

There were no inter-company sales in the three months ended March 31, 2007 and March 31, 2006. Substantially all of the Company's assets as of March 31, 2007 were outside the United States. The Company operates in China and Southeast Asia.

Prior to January 1, 2007, Cardtrend International Inc. was conducting the Processing Business together with its subsidiaries in Hong Kong, China and Singapore. From January 1, 2007 onwards, Cardtrend International Inc. has stopped conducting the Processing Business and has become the parent company, instead. For the three-month period ended March 31, 2007, the Processing Business segment’s business was conducted by Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems (Hong Kong) Ltd. in Hong Kong, Asia Payment Systems (China) Co. Ltd. in China, and Asia Payment Systems (Singapore) Pte. Ltd.in Singapore. For the same period, the Prepaid Business segment’s business was conducted by Payment Business Solutions Sdn. Bhd., and Etop Sevices (Malaysia) Sdn. Bhd. (which is consolidated into its immediate parent company, Interpay International Airtime Pte. Ltd.); and the Card Business was conducted by Interpay International Resources Ltd., Interpay International Associates Ltd., Interpay International Franchising Ltd., Interpay International M-Commerce Pte. Ltd. and Interpay Asia Sdn. Bhd., all consolidated into Interpay International Group Ltd. Prepaid Business and Card Business Units did not exist until after the acquisition of Interpay International Group Ltd. on December 7, 2006, and hence, for the corresponding period ended March 31, 2006, no comparison of performances was made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
You should read the following discussion of the Company’s financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this prospectus. This prospectus contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act). These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which the Company indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our Company believes,” “management believes” and similar language. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under the sections of “Business,” “Risk Factors”, and “Management’s Discussion and Analysis.” The actual results may differ materially from results anticipated in these forward-looking statements. The Company bases its forward-looking statements on information currently available to us, and assumes no obligation to update them. In addition, the Company’s historical financial performance is not necessarily indicative of the results that may be expected in the future and believe that such comparisons cannot be relied upon as indicators of future performance.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report as well as the Company’s 2006 Annual Report on an amendment to Form 10KSB filed on Form 10KSB/A

Overview
The Company currently engages in the following principal business activities through three distinct and synergistic business units or segments:

*	Processing Business Unit: The provision of business processes out-sourcing and data processing services to operators of payments cards and loyalty-rewards cards.

*

Prepaid Business Unit: The distribution and sale of prepaid products and services through a network of dealers who sell the Company’s prepaid products electronically as well as physically over the counters to consumers at large

*	Cards Business Unit: The issuance of payments cards and loyalty-rewards cards to consumers and corporations.

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

Recent Developments

     Processing Centre In China.
In February 2007, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd., rented a premise in the Science City in Guangzhou, China, and set-up a processing centre with the installation of the loyalty-rewards card system supplied and installed by Cardtrend Systems Sdn. Bhd., the Company’s wholly owned subsidiary in Malaysia. The total capital investment excluding the software was about $70,000. Cardtrend Systems will supply and install the cash card system, credit card system and the prepaid administration system over the rest of 2007. The Processing Centre is expecting to begin processing the Global Uplink Bonus Point Cards, a loyalty-reward card, by the end of September 2007.

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

     Purchase of Assets From Global Uplink Communications Ltd. (China)
On December 8, 2006, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd. (“APS China”), Global Uplink Communication Ltd. (“GUCL”), a company incorporated in Guangzhou, China, entered into a sale and purchase agreement (“SAPCN”) pursuant to which APS China will purchase from GUCL all the assets of its operating centre located at 3rd, 4th, and 5th Floor, No. 168 Longkou Xi Road, Guangzhou, China, (“Premises”) for a total cash consideration of Renminbi 1,500,000 (about $200,000), subject to certain conditions being fulfilled by GUCL, among which, GUCL shall transfer the employment of its existing staff to APS China and cause its shareholders to grant an option to APS China to acquire their entire shareholdings in GUCL in the future for a consideration of Renminbi 10 upon acceptance of the option by APS China and a further sum of

Renminbi 10 upon APS China exercising the option. On January 26, 2007, APS China paid a sum of Renminbi 150,000 being the first payment towards the purchase consideration, and is planning to pay the second and last payment of Renminbi 1,350,000 on or before April 30, 2007, and failing which, GUCL may terminate the SAPCN and the first payment made by APS (China) may be forfeited. However, due to the non-fulfillment of certain conditions precedent to the close of the SAPCN, both parties are renegotiating the terms and conditions of the SAPCN as of the date of the 10QSB Report. The Company had expected to complete the renegotiation by the end of May 2007.

     Acquisition of Global Uplink Ltd (Hong Kong)
On December 8, 2006, the Company’s wholly owned subsidiary in Hong Kong, Asia Payment Systems (HK) Ltd. (“APSHK”), entered into a sale and purchase agreement (“SAPHK”) with Chen Yu Hua (“Chen”) and Peng Hai Tao (“Peng”), the shareholders of Global Uplink Ltd. (“GUHK”), a company incorporated in Hong Kong, for APSHK to acquire all their shareholdings in GUHK for a total cash consideration of HK$ 500,000. On December 27, 2006, APSHK made an aggregate payment of HK$ 50,000, being ten percent of the consideration sum, to Chen and Peng. The closing of the SAPHK is subject to certain conditions being fulfilled by the parties, among which, Chen shall be appointed as a member of the Board of Directors of the Company as well as Executive Vice President – General Manager of the Company’s China Operation; Peng shall be appointed as Vice President – Systems and Technical Supports, China; Ao Jin Guang and Xu Zhong, the associates of Chen and Peng, shall be appointed as Senior Vice President – Business Development, China, and Vice President – Operations, China, respectively. All the above-named persons will enter into a five-year employment contract each from the date of closing of the SAPHK. On May 1, 2007, Asia Payment Systems (HK) made a further payment of HK$200,000 in aggregate to Chen and Peng, leaving a balance of HK$250,000. Hence, the SAPHK has not been brought to a close. The Company had expected to bring the SAPHK to a close by the end of May 2007.

     ET-China Ltd. (“ET China”)
In June 2005, the Company signed an agreement with ET-china Limited of Guangzhou, China to invest in an ecommerce system for the purpose of processing China pin-based debit cards from customers of ET-china. ET-china provides air and hotel booking services to individual and corporate travelers primarily in Guangdong, China. The agreement between ET-china and the Company is for both companies to cooperate to build out an ecommerce system in Shenzhen, China so that both ET-china’s customers as well as Asia Pay’s future merchant customers will have access to use this ecommerce payment processing system. In late 2005 and early 2006, the Company concluded that the planned investment had not been implemented as agreed. The Company consulted a Chinese legal counsel in Guangzhou, China who advised that the investment agreement was ineffective from the legal standpoint. As a result, in mid-February, 2006 the Company sent a notice to Guangdong Et-China to refund the investment funds previously advanced. ET-China responded to the Company’s notice alleging that the Company had breached the contract by not paying in the balance sum of the investment amount. With the uncertainty of the claim at the time of the 2005 financial statements being prepared, the Company has determined that such investment became impaired. The Company intends to vigorously pursue the Company’s claims by all appropriate legal means. In late 2006, the Company has identified a legal firm in Guangzhou whom The Company has retained to provide legal advices relating to the Company’s business matters in China. In March 2007, the Guangzhou legal firm gave the Company its assessment on the viability to seek refund of the Company’s investment funds through legal channels. Contrary to the previous Chinese legal firm whom the Company consulted, the Guangzhou legal firm is of the opinion that the agreement is effective under the Chinese laws, but that the other parties are in breach of the terms of the agreement. the Company’s Board of Directors reviewed this assessment during a Board Meeting held on March 22, 2007 and has instructed the Company’s Management to clarify certain aspects of the claims should the Company decide to proceed with the claims against the other parties to the agreement. The Company will make a final decision as to how best to proceed to assert the Company’s claims against ET-China and/or the other parties to the agreement upon receiving the information requested by the Company’s Board.

     Max to One Co., Ltd. (“MTO”)
In December 2004, the Company entered into a Service Agreement with MTO, a Japanese company based in Tokyo, for credit card clearing services in Japan. The term of the agreement began December 14, 2004, and ends December 13, 2007. This term will be automatically extended for successive one (1) year terms unless notice is given by either party not later than six (6) months prior to the end of the term. MTO is a Japanese company based in Tokyo that processes e-commerce and POS-based credit card transactions for Tokyo merchants. MTO also serves as an agent for Japanese domestic credit card companies. The Company initially planned to process credit card transactions on behalf of MTO for MTO customers from which the Company will receive a transaction fee from MTO. MTO will market the APAYcard system to retail chain merchants in Japan. In early 2006, the Company has mutually agreed with MTO for a non-exclusive agreement to market the Company’s services to merchants in Japan. Due to the shift of the Company’s resources to the development of the Company’s businesses in other parts of Asia, including China, the Service Agreement with Max to One Co., Ltd. has not resulted any business so far.

Other Developments

     Resignation and appointment of Chief Financial Officer
On December 31, 2006, Mr. Bernard Chan, who joined the Company on July 1, 2006 as Chief Financial Officer, resigned from the Company and Mr. Thomas CL Wong, Senior Vice President – Accounting and Finance was promoted to the position of Chief Financial Officer with effect from January 1, 2007.

     Loyalty-rewards card Program In co-operation with Global Uplink Communications Ltd
On January 1, 2007, Asia Payment Systems (China) Co. Ltd., entered into a co-operation agreement to jointly develop a loyalty-rewards card program to be launched in the second quarter of 2007, pending the completion of the Processing Centre in the Science City in Guangzhou. Both parties will share costs and revenues on a certain proportions and such card program is to target at the high spending individuals who entertain frequently on business in restaurants and other service establishments. The Company will initially focus the issuance of the loyalty-reward cards and the recruitment of participating service establishments in Guangzhou and intend to progressively expand to other cities in Guangdong Province, and ultimately, to other major cities in China.

Recent Financial Results

     Revenue of Processing Business Unit
     (i) In Other Asia Markets
During the three-month period ended March 31, the Processing Business Unit in Other Asia Markets, which currently comprises several of the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of the 10QSB Report), Asia Payment Systems (China) Co. Ltd and Asia Payment Systems (HK) Ltd, reported a net revenue of $148,484, as compared to $37,513 recorded for the corresponding three-month period ended March 31, 2006, a 4-fold increase. Cardtrend Systems, which entered into a new processing service agreement with DFS Okinawa, began to recognize the transactional fees charged to DFS Okinawa as its revenue from January 1, 2007 onwards. During the three-month period ended March 31, 2007, Cardtrend Systems has signed an agreement with a telecommunication services related company in Malaysia to supply data processing services on an in-sourcing basis to process its prepaid airtime sales from its outlets country-wide. The said telecommunication services related company paid a one time mobilization fee of about $11,564 and shall share with Cardtrend Systems 30% of its sale revenue after discounts given to its outlets. The agreement may be terminated by the client with compensation to Cardtrend Systems or by Cardtrend Systems in the event of payment default by the Client. During the three-month period ended March 31, 2007, Cardtrend Systems continued to receive maintenance fees payable by its existing clients which include Shall East-Zone, Bank Islamic Brunei Darussalam and other operators of payments cards and loyalty-rewards cards. During the three-month period ended March 31, 2007, the Processing Business Unit in Other Asia Markets recorded total cost of services of $44,931, as compared to $16,550 for the corresponding three-month period ended March 31, 2006, an increase of about 171%, thereby generating a gross profit of $103,553 for this reporting period as compared to $20,963 for the corresponding period in 2006, almost 5-fold increase. The gross margin for this business unit in Other Asia Markets for this reporting period was 70% as compared to 56% for the corresponding three-month period ended March 31, 2006.

     (ii) China Market
During the three-month period ended March 31, 2007, Asia Payment Systems (China) Co. Ltd., the Company’s wholly owned subsidiary in Shanghai, China, was setting up a processing centre in the Science City in Guangzhou, China at a total cost of about $70,000, excluding the costs of software for the processing of credit cards, cash cards, debit cards, loyalty cards and prepaid top-up transactions, which is supplied and installed by CTS. As Asia Payment Systems (China) was expecting to begin the processing of the loyalty-rewards cards to be launched by Global Uplink Communications Ltd. in Guangzhou in June 2007, the Processing Business Unit in China Market did not record any revenue during this reporting period.

     Revenue of Prepaid Business Unit
     (i) In Other Asia Markets
During the three-month period ended March 31, 2007, the Prepaid Business Unit in Other Asia Markets, which currently comprises two subsidiaries of the Company in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd., and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $317,510 (derived from gross revenue of $518,448 less discounts given to dealers of $200,938). The corresponding total total cost of the prepaid products was $312,261, thereby generating a gross profit of $5,249, a gross margin of about 1.65% . This Business Unit did not exist during the same corresponding three-month period ended March 31, 2006.Hence, the comparison of the two corresponding periods is not available.

     (ii) China Market
As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market. The Company plan to do so as soon as the Company has available funds to conduct such business in conjunction with the Company’s strategic alliance partner, Global Uplink Communications Ltd. in Guangzhou.

Cards Business

     (i) In Other Asia Markets
During the three-month period ended March 31, 2007, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty-rewards cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, did not declare any dividend. Hence, this Business Unit did not report any income for this reporting period.

Cardtrend International did not have this Business Unit during the same corresponding period ended March 31, 2006. Hence, the comparison of the two corresponding periods is not available.

     (ii) In China Market
As of the date of the 10QSB Report, the Company had not begun to conduct Cards Business in China.

     Consolidated Revenues and Operating Expenses
On a consolidated basis, the Company recorded total net revenue of $465,994 for the three-month period ended March 31, 2007, as compared to $37,513 for the three-month period ended March 31, 2006. The corresponding gross revenue was $666,932 and total discount given to the Company’s customers was $200,938 for the three-month period ended March 31, 2007, as compared to zero for the corresponding three-month period ended March 31, 2006. The corresponding total costs of goods sold and services rendered for the three-month period ended March 31, 2007 was $357,192 as compared to $16,550 for the three-month period ended March 31, 2006. The total gross profits of the Company for the three-month period ended March 31, 2007 was $108,802, (giving rise to a gross margin of about 23.3%), as compared to $20,963 (giving rise to a gross margin of 55.9%), for the same corresponding three-month period ended March 31, 2006.

The Company incurred total operating expenses of approximately $636,224 for the three-month period ended March 31, 2007, as compared to $1,111,744 for the same corresponding three-month period ended March 31, 2006, a decrease of $475,520 or 42.8% . The decrease in operating expenses was primarily contributed by the decrease in the stock based compensation, particularly for consultants, totaling $611,091..

Financing expense for the three-month period ended March 31, 2007 was approximately $4,908 as compared to $28,723 for the same corresponding period in 2006, a decrease of 83%. This expense incurred resulting mainly from 2 convertible on-demand loans obtained in January 2007 in the total amount of $200,000 with an interest rate of 10% per annum. The lenders of these loans may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but they will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.09 per common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price can not be determined until conversion takes place.

Comprehensive loss for the three-month period ended March 31, 2007 was $397,860 as compared to $1,122,564 for the corresponding three-month period ended March 31, 2006, a decrease of $724,704 (or about 64.5%) . This improvement of comprehensive loss was mainly due to the reduction in stock based compensation expense and increase in gross profit..

Liquidity and Capital Resources
As of March 31, 2007, the Company had cash of $192,202, as compared to the ending cash balance at of March 31, 2006 in the amount of $119,273, an increase of $72,929 (or 61%).

Net cash used in operating activities was $148,477 for the three-month period ended March 31, 2007, compared to $38,233 for the same corresponding period in 2006. The increase in net cash used in operations reflects the decrease in stock based compensation for employees as well as services rendered by consultants.

Net cash provided by financing activities was $ 64,376 for the three-month period ended March 31, 2007, compared to $139,816 for the corresponding period ended March 31, 2006.

As of March 31, 2007, total current liabilities exceeded total current assets by $ 1,150,622 compared to $1,628,243 as at March 31, 2006. Shareholders, directors and related party advances comprise $364,582 of the current liabilities as at March 31, 2007, compared to $144,553 as at March 31, 2006. Current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $168,385 owing to Kok Keng Low, the Company’s director and Chief Technology Officer, who was the principal shareholder of Cardtrend Systems Sdn. Bhd., $89,897 owing to Robert G. Clarke, the Company’s Chairman of the Board, and $43,429 owing to King K. Ng, the Company’s President and Chief Executive Officer, $50,342 owing to a company controlled by Charlie Rodriguez, the Company Secretary and Treasurer, and $12,529 owing to Thomas CL Wong, the Company’s Chief Financial Officer.

Financial Condition
As of March 31, 2007 the Company’s consolidated cash and cash equivalents totaled $192,202. Cardtrend International, had a cash balance of $6,847 while Cardtrend Systems, Interpay International Group of companies, Asia Payment Systems (HK), Asia Payment Systems (Singapore) and Asia Payment Systems (China) had a cash balance of $73,743, ($522), $58,364, $130, $53,639, respectively, which are reserved by the respective subsidiaries to meet their commitments and on-going requirements. Because of the strategic importance to set up the office in Shanghai, the Processing Centre in Guangzhou as well as the business development related expenses and the pre-operating expenses in the Business Processing Business in China, Asia Payment Systems (China) has spent more than $100,000 of the cash balance during the three-month period ended March 31, 2007. In order to meet the Company’s payments for the audit services, the Company has ear-marked the cash balance for such expenses in the first quarter of 2007. Hence, the Company does not have sufficient funds to pay for the balance of payments to Global Uplink for the assets the Company has committed to purchase from Global Uplink in Guangzhou as well as to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shares in Global Uplink Ltd. The Company is currently sourcing for such funds. The Company believes that with the exception of Etop Services (Malaysia) and Interpay Asia Sdn. Bhd., other subsidiaries have sufficient funds to operate their existing business over the next twelve months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of March 31, 2007, the Company had a working capital deficit of $1,150,622 and an accumulated deficit of $11,804,615 since inception of the Company’s business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. Our independent registered public accounting firm has stated in their report on the Company's December 31, 2006 financial statements that the Company has had difficulty in generating sufficient cash flow to meet its obligations and sustain its operations which raises substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

The following summarizes the Company’s significant contractual obligations as of March 31, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

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

  The payment of Hong Kong Dollar 250,000 (approximately $32,000) by the end of August, 2007 or failing which, the soonest possible time, to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shareholdings in Global Uplink Ltd. which, the Company believe, will reduce the Company’s liquidity to a further negative position in the future periods if the Company is not able to raise the funds required as discussed in the section above; and

  The issuance of 50,000 Series C Preferred Shares and the subsequent conversion of such shares to 5,000,000 common stocks of the Company, which, the Company believes, will not have any impact on the Company’s liquidity and cash flow in the future periods.

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

Off Balance Sheet Arrangements
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

Evaluation of Disclosure Controls and Procedures

(a) As of March 31, 2007 , the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007 , the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report .

As previously disclosed in our Current Reports on Form 8-K, filed on August 8, 2007, we determined that the following accounting and disclosure errors were made:

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

  The Company incorrectly calculated exchange rates in translating foreign currency transactions

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
  To address this material weakness, checklists will be developed delineating tasks, preparationresponsibilities, and review responsibilities targeting specific completion dates. The checklistwill provide evidentiary support of work performed and reviewed. Specific checklist will bedeveloped for non-quarter end months, quarter end months, and the annual close. Thesechecklists have been developed and will be implemented in the 3rd quarter 2007 close process andutilized in the preparation of the 3rd quarter 2007 Form 10-QSB and subsequent period ends. Inaddition, subsequent to the date of the financial statements, the Company employed a ChiefFinancial Officer with extensive financial reporting experience and three full-time accountingexecutives. The Company feels this addition to the Company’s Finance and Accounting teamwill improve the quality of future periods’ financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any of its common stocks during the first quarter of the fiscal year covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief (Principal) Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-15(a)

31.2	Certification by Chief (Principal) Financial Officer, pursuant to Exchange Act Rules 13A-15(a) and 15d-15(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of August, 2007.

CARDTREND INTERNATIONAL INC.
(Registrant)

By  KING K. NG
      King K. Ng
      Chief (Principal) Executive

By  THOMAS CL WONG
      Thomas CL Wong
      Chief (Principal) Financial