Form 10QSB/A
period 2006-09-30
CARDTREND INTERNATIONAL INC.
filed 2007-10-04
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/ A No. 1

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006

OR

[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30013

CARDTREND INTERNATIONAL INC.
(Formerly Asia Payment Systems, Inc.)
(Exact name of registrant as specified in its charter)

NEVADA	98-0204780
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)

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

EXPLANATORY NOTE

This amendment is being filed to restate the Cardtrend International Inc. (formerly known as Asia Payments Systems, Inc.)’s (“Company”) and Subsidiaries September 30, 2006 financial statements to correct errors in accounting for certain equity instruments, Derivative liability and Note payable as described in footnotes 2.10, 2.11, 6, 8 and 9 to the financial statements herein. The Company is also revising the discussion under Item 3 Controls and Procedures, in light of the restatement.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire September 30, 2006 Form 10-QSB except the Exhibits. However, this Form 10-QSB/A amends and restates only Items 1 and 3 of the September 30, 2006 Form 10-QSB.

No information in this Form 10-QSB/A has been updated for any subsequent events occurring after November 17, 2006, the date of the original filing.

	CARDTREND INTERNATIONAL INC.
	(FORMERLY ASIA PAYMENT SYSTEMS, INC.)

	TABLE OF CONTENTS	Page
Item	Description

	PART I – FINANCIAL INFORMATION	3

1.	Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheet – September 30, 2006 (unaudited)	F-1

	Condensed Consolidated Statements of Operations – Three- and Nine-Month Periods Ended
	September 30, 2006 and 2005) and the Period from October 2, 1998 (date of inception ) through	F-2
	September 30, 2006 (Unaudited)

	Condensed Consolidated Statement of Stockholders' Equity for the Period from October 2, 1998	F-3
	(date of inception ) through September 30, 2006 (Unaudited)

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2006
	and 2005 and the Period from October 2,1998 (date of inception ) through September 30, 2006	F-4
	(Unaudited)

	Notes to Unaudited Condensed Consolidated Financial Statements	12
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
3.	Controls and Procedures	32

	PART II - OTHER INFORMATION	34

1.	Legal Proceedings	34
2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
3.	Defaults Upon Senior Securities	34
4.	Submission of Matters to a Vote of Security Holders	34
5.	Other Information	34
6.	Exhibits	34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cardtrend International Inc. (Formerly Asia Payment Systems Inc.) and Subsidiaries
(A Development Stage Company) Condensed
Consolidated Balance Sheets (Restated)

30-Sep-06
(Unaudited)
Assets
Cash	$398,535
Accounts receivable, net of allowance for doubtful accounts of $ 18,349	4,384
Other receivable	11,210
Prepaid expenses	2,664
Total Current Assets	416,793

Equipment, net	10,287
Other assets	5,608
Total Assets	$432,688

Liabilities
Accounts payable	$323,645

Accrued liabilities & Other payables	147,377
Due to related parties	456,120
Loan payable	100,000
Total Current Liabilities	1,027,142
Non-current:
Convertible Notes net of Unamortized Discount of $128,327	511,673
Derivative Liability	610,402
Total Liabilities	2,149,217

Stockholders’ equity
Capital stock
Authorized:
50,000,000 common shares of $0.001 par value
37,000,765 common shares issued and outstanding as of September 30, 2006.	37,001
Additional paid-in capital	8,461,739
Deferred stock based compensation	(562,919)
Accumulated deficit	(9,650,333)
Accumulated other comprehensive income	(2,017)
Total Deficiency in Stockholders’ equity	(1,716,529)
Total Liabilities and Deficiency in Stockholders’ equity	$432,688

See accompanying notes to the unaudited condensed consolidated financial statements.

Cardtrend International Inc. (Formerly Asia Payment Systems Inc.) and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Restated)
(Unaudited)

						For the Period
						October 2,
						1998 (date of
						inception)
	Nine Months Ended		Three Months Ended			through
						30-Sep-06
	30-Sep-06		30-Sep-06

	(RESTATED)	30-Sep-05	(RESTATED)	30-Sep-05		(RESTATED)

Net revenue	$60,429	$32,984	$12,911	$13,008		$104,378
Cost of goods and services	(22,142)	(8,626)	(2,690)	(2,782)		(35,669)
Gross profit	38,287	24,358	10,221	10,226		68,709
Selling, general and administrative
expenses	701,904	1,029,289	253,327	359,671		5,863,447
Business development	0	60,000	0	60,000		60,000
Investment impairment	0	-	0	-		497,326
Research and development	0	51,077	0	-		83,331
Travel	44,909	114,586	24,446	28,506		317,083
Stock based compensation	2,031,670	1,434,389	599,508	406,901		2,581,947
Depreciation and amortization	5,149	5,846	1,504	1,695		23,924
Total operating expenses	2,783,632	2,695,187	878,785	856,773		9,427,058
Operating Loss	(2,745,345)	(2,670,829)	(868,564)	(846,547)		(9,358,349)
Other income (expenses)
Change in value of derivative liability	(281,453)	0	(281,453)	0		(281,453)
Interest expense	(101,397)	0	(44,137)	0		(111,382)
Net loss before income taxes	(3,128,195)	(2,670,829)	(1,194,154)	(846,547)		(9,751,184)
Income tax provision (benefit)
Income (loss) before extraordinary item	(3,128,195)	(2,670,829)	(1,194,154)	(846,547)		(9,751,184)
Extraordinary gain (loss)						100,851
Net Loss	$(3,128,195)	$(2,670,829)	$(1,194,154)	$(846,547)		$(9650,333)
Loss per share, basic and diluted	$(0.09)	$(0.08)	$(0.03)	$(0.02)	$
Weighted average shares outstanding	36,188,397	32,614,265	36,951,876	34,825,441
Comprehensive Loss:
Net loss	$(3,128,195)	$(2,670,829)	$(1,194,154)	$(846,547)		$(9,650,333)
Other Comprehensive income (loss)	(3,063)	0	0	0		(2,017)
Comprehensive loss	$(3,131,258)	$(2,670,829)	$(1,194,154)	$(846,547)		$(9,652,350)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cardtrend International Inc. (Formerly Asia Payment Systems Inc.) and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Stockholder's Deficiency
For The Period From October 2, 1998 (Inception) Through September 30, 2006 (Restated)
(Unaudited)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Common stock issued
for cash at $0.002
per share	5,000,000	$5,000	$5,000	$0	$0	$0	$10,000
Net loss for the period
from inception to
December 31, 2000	-	0	0	0	(420,892)	0	(420,892)
Balance,
December 31, 2000	5,000,000	5,000	5,000	0	(420,892)	0	(410,892)
Common stock issued
in exchange for
retirement of debt at
$0.05 per share	4,400,000	$4,400	$215,600	$0	$0	$0	$220,000
Net loss
for the year ended
December 31, 2001	-	0	0	0	(224,444)	0	(224,444)
Balance,
December 31, 2001	9,400,000	9,400	220,600	0	(645,336)	0	(415,336)
Common stock issued
in exchange for
retirement of debt at
$0.05 per share	7,185,320	$7,185	$352,081	$0	$0	$0	$359,266
Net loss
for the year ended
December 31, 2002	-	0	0	0	(112,822)	0	(112,822)
Balance,
December 31, 2002	16,585,320	16,585	572,681	0	(758,158)	0	(168,892)
Net loss
for the year ended
December 31, 2003	-	$0	$0	$0	$(213,105)	$0	$(213,105)
Balance,
December 31, 2003	16,585,320	16,585	572,681	0	(971,263)	0	(381,997)
Common stock issued
for Welway shares in
February 2004	6,500,000	$6,500	$6,321	$0	$0	$0	$12,821
Equity units issued for
cash	3,180,861	3,181	573,501	0	0	0	576,682
Common stock
issued in exchange
for settlement of debt	1,322,220	1,322	197,113	0	0	0	198,435
Common stock issued
for stock options
exercised	1,536,980	1,537	24,699	0	0	0	26,236
Stock compensation
expense	-	0	983,527	(285,744)	0	0	697,783
Net loss
for the year ended
December 31, 2004	-	0	0	0	(1,497,940)	0	(1,497,940)
Balance,
December 31, 2004	29,125,381	29,125	2,357,842	(285,744)	(2,469,203)	0	(367,980)
Common stock
issued for consulting
services in January
2005	625,000	$625	$293,125	$0	$0	$0	$293,750
Common stock
issued for cash in
January 2005 at
$0.40 per share	62,500	63	24,937	0	0	0	25,000

Cardtrend International Inc. (Formerly Asia Payment Systems Inc.) and Subsidiaries
(A Development Stage Company) Condensed Consolidated Statements of Stockholder's Deficiency
For The Period From October 2, 1998 (Inception) Through September 30, 2006 (Restated)
(Unaudited) (continued)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Common stock
issued for consulting
services in February
2005	500,000	500	534,500	0	0	0	535,000
Common stock
issued for cash in
February 2005 at
$0.60 per share	50,334	50	30,150	0	0	0	30,200
Equity units issued
for cash in February
2005 at $0.67 per
unit	149,254	149	99,851	0	0	0	100,000
Common stock
issued for cash in
March 2005 at $0.75
per share	113,332	113	84,887	0	0	0	85,000
Equity units issued
for cash in March
2005 at $0.85 per
unit	252,305	253	214,212	0	0	0	214,465
Equity units issued
for cash in July and
August 2005 at
$0.95 per unit	1,088,159	1,088	899,287	0	0	0	900,375
Common stock
issued in exchange
for settlement of debt	312,500	313	99,687	(30,000)	0	0	70,000
Common stock issued
for warrants
exercised	216,000	216	89,784	0	0	0	90,000
Common stock issued
for stock options
exercised	3,125,000	3,125	394,275	0	0	0	397,400
Stock based
compensation	-	0	4,573,090	(3,813,785)	0	0	759,305
Amortization of
deferred stock based
compensation	-	0	0	245,471	0	0	245,471
Beneficial conversion
feature	-	0	135,000	0	0	0	135,000
Cancellation of
warrants	-	0	12,691	12,691	0	0	0
Foreign currency gain	-	0	0	0	0	1,046	1,046

Net loss
for the year ended
December 31, 2005	-	0	0	0	(4,052,935)	0	(4,052,935)

Balance	35,619,765	$35,620	$9,817,936	$(3,871,367)	$(6,522,138)	$1,046	$(538,903)
December 31, 2005
Common stock issued
for consulting services
in January 2006	50,000	$50	$17,450	$0	$0	$0	$17,500
Common stock issued to	81,000	81	24,219	0	0	0	24,300
settle debt from the
exercise of stock options
Beneficial conversion	-	0	45,000	0	0	0	45,000
Feature
Stock based compensation	-	0	25,791	0	0	0	25,791

Cardtrend International Inc. (Formerly Asia Payment Systems Inc.) and Subsidiaries
(A Development Stage Company) Condensed Consolidated Statements of Stockholder's Deficiency
For The Period From October 2, 1998 (Inception) Through September 30, 2006 (Restated)
(Unaudited) (continued)

					Deficit
				Deferred	Accumulated	Accumulated
	Common Shares		Additional	Stock	During the	Other
			Paid-In	Based	Development	Comprehensive
	Shares	Amounts	Capital	Compensation	Stage	Income (Loss)	Total
Amortization of deferred	-	0	0	1,299,284	0	0	1,299,284
stock based
Compensation
Foreign currency loss	-	0	0	0	0	(3,063)	(3,063)
Common stock issued for	150,000	150	(150)	0	0	0	0
stock options exercised
Reversal of deferred	-	0	(1,214,841)	1,214,841	0	0	0
employee stock-based
compensation under
SFAS 123R
Common stock issued for	1,100,000	1,100	212,900	0	0	0	214,000
consulting services
July to Sept 2006
Derivative Instruments			(328,949)				(328,949)
Stock based compensation							0
Amortization of deferred	-	0	(175,228)	794,323	0	0	610,095
stock based
Compensation
Beneficial conversion			37,611				37,611
Feature

Net loss for the nine
months Ended
September 30, 2006	-	0	0	0	(3,128,195)	0	(3,128,195)

Balance,
September 30, 2006	37,000,765	$37,001	$8,461,739	$(562,919)	$(9,650,333)	$(2,017)	$(1,716,529)

See accompanying notes to the unaudited condensed consolidated financial statements.

Cardtrend International Inc. (Formerly Asia Payment Systems Inc.) and Subsidiaries
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Restated)
(Unaudited)

			For the Period
			October 2, 1998
			(date of inception)
	Nine Months Ended		through
	30-Sep-06	30-Sep-05	30-Sep-06
	(RESTATED)
Cash Flows From Operating Activities
Net loss	$(3,128,195)	$(2,670,829)	$(9,650,333)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization and depreciation	5,152	5,846	23,927
Acquisition expense	0	0	11,050
Stock-based compensation	2,031,670	1,434,389	4,711,892
Change on derivative liabilities	281,453	0	281,453
Amortization of debt discount	81,147	0	89,284
Impairment of investment	0	0	497,326
Loss from disposal of asset	0	0	288
Gain on forgiveness of debt	0	0	100,851
Changes in operating assets and liabilities:
Accounts receivable	(884)	(3,139)	(4,384)
Other receivable	59,361	(287,211)	(11,210)
Deposits and prepaid expenses	16,510	(38,691)	(38,273)
Accounts payable & accrued expenses	173,136	71,529	473,351
Accrued liabilities	0	(29,609)	39,299
Other payable	55,818	264,989	105,036
Unearned income	(25,840)	27,741	0
Net cash used in operating activities	(450,672)	(1,224,985)	(3,370,443)
Cash Flows From Investing Activities
Purchase of equipment	0	(5,426)	(33,538)
Disposal of equipment	0	0	253
Investment and advance to joint venture	0	(497,326)	(497,326)
Cash acquired in WelWay acquisition	0	0	330
Net cash used in investing activities	0	(502,752)	(530,281)
Cash Flows From Financing Activities
Due to related parties	321,554	153,348	1,002,137
Proceeds from exercise of warrants	0	48,000	90,000
Proceeds from exercise of stock options	150	181,033	207,416
Proceeds from Convertible debts	490,000	0	490,000
Proceeds from loan payable	0	0	540,000
Repayment of loan	(70,000)	0	(70,000)
Common stock issued for debt	0	0	877,701
Common stock issued for cash, net	0	1,355,040	1,164,021
Net cash provided by financing activities	741,704	1,737,421	4,301,276
Net increase in cash	291,032	9,684	400,552
Effect of exchange rate changes on cash	(3,063)	907	(2,017)
Cash, beginning of period	110,566	18,780	0
Cash, end of period	$398,535	$29,371	$398,535

See accompanying notes to the unaudited condensed consolidated financial statements.

Cardtrend International Inc. (Formerly Asia Payment Systems Inc.) and Subsidiaries
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
September 30, 2006 (Restated)
(Unaudited)
____________________________________________________________________________________________________________________________________________

Note 1. Operations and Going Concern

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first nine months of 2006, the Company has a net loss of $3,128,195 and a net cash used in operating activities of $450,672. At September 30, 2006, the Company has a working capital deficiency of $610,349 and stockholders' deficiency of $1,716,529. These matters raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include receiving continued financial support from directors and officers, continuing its operations and raising additional capital in 2006. The Company's stock traded on the NASDAQ OTC:BB market under the symbol APYM.

Note 2. Summary of Significant Accounting Policies

2.1 Basis of Presentation

The unaudited condensed consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

2.2 Principals of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

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

2.3 Interim Condensed Consolidated Financial Statements (Restated)

The unaudited condensed consolidated financial statements as of September 30, 2006 (Restated) and for the three and nine months ended September 30, 2006 and 2005 (Restated) are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and consolidated results of operations. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet information as of December 31, 2005 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB. The interim unaudited condensed consolidated financial statements (Restated) should be read in conjunction with that report.

2.4 Use of Estimates

The preparation of the restated financial statements is in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.5 Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements (Restated) are presented in U.S. dollars. The functional currency of the Company and its Singapore subsidiary is in U.S. dollars. The functional currency of its Hong Kong subsidiaries is in Hong Kong dollars (HKD) and the functional currency of its Chinese subsidiary is in Renminbi (CNY). The financial statements of the Hong Kong and Chinese subsidiaries are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders' equity.

Period end HKD : US$ exchange rate	7.8	1.0
Average period HKD : US$ exchange rate	7.8	1.0
Period end CNY : US$ exchange rate	8.05	1.0
Average period CNY : US$ exchange rate	8.1	1.0

2.6 Comprehensive Loss

Comprehensive loss is defined to include all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive loss is the foreign currency translation adjustment.

2.7 Economic and Political Risks

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

2.8 Financial Instruments

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

2.9 Revenue Recognition

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

2.10 Stock Based Compensation

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

During the nine months ended September 30, 2006, the Company issued 1,150,000 common shares at market value of $231,500 for consulting services of which $191,500 was expensed for the nine months ended September 30, 2006 and $40,000 was deferred. See Note 5.

For the nine months ended September 30, 2006, the Company expensed stock-based compensation from stock options to directors, officers and employees in the amount of $1,265,442 and from stock options to consultants in the amount of $766,228, a total of $2,031,670. At September 30, 2006, the unamortized balance of the fair value of stock options issued to directors, officers and employees was $1,644,535 and to consultants was $1,163,559, a total of $2,808,094.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all prior period's outstanding and unvested awards.

09-30-2005
Net loss — as reported	$(2,670,829)
Add: Stock-based compensation expense from stock
options included in net loss — as reported	513,927
Deduct: Stock-based compensation expense from stock options
determined under fair value method	(599,427)

Net loss – pro forma	$(2,756,329)
Net loss per share (basic and diluted) – as reported	$(0.08)
Net loss per share (basic and diluted) – pro forma	$(0.08)

2.11 Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 21,402,954 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

2.12 Reclassifications

Certain prior period amounts were reclassified to conform to the current period's presentation.

Note 3. Related Party Transactions

The Company had the following transactions for the nine months ended September 30, 2006 recorded at their exchange amount, with related parties:

Incurred $75,177 (2005 - $31,500) for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.

Incurred $190,900 (2005 - $110,792) for management services provided by shareholders and companies in which certain officers and/or shareholders have a controlling interest.

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

Note 4. Other Receivable and Other Payable

Other receivable and other payable represent a client trust accounts receivable and a client trust accounts payable. The client trust accounts receivable represents funds held by the merchant bank for the Company's clients. The client trust accounts payable represents funds to be paid to the Company's clients. The Company changed merchant banks in 2005. The former merchant bank was holding processed funds (other receivable) for a maximum of six months in case there are any charge backs that need to be processed against funds held. Once the amounts are cleared from the former merchant bank, the Company will then remit the monies (other payable) to its customers and recognize the related revenue. For the nine months ended September 30, 2006, all of the funds were released to the Company, of which $28,666 together with a sales repurchase on goodwill basis amounting to $29,000 would be remitted to customers.

Note 5. Capital Stock

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

In July 2006 the Company issued 650,000 common shares with a market value on the agreement date of US$117,000, pursuant to an agreement of June 28, 2006 with Sussex Avenue Partners, LLC., whereby both parties agreed to terminate the previous consulting agreement dated February 17, 2005 which specified the issuance of 1,500,000 shares with a market value of US$ 149,500.

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

The year ended December 31, 2005, the Company issued 216,000 shares of common stock to two accredited investors from the exercise of warrants issued in 2004 at exercising price of $0.30 to $0.75 per share for total cash proceeds of $90,000.

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

Note 6. Stock Options

In 2004 and 2005, the Company enacted non-qualified incentive stock option plans (the "2004 Plan" and the “2005 Plan”, or the “Plans”) for the benefit of employees or other persons associated with the Company. In accordance with the Plans, the Company is authorized to grant stock options for the purchase of 10,000,000 shares of common stock. The Company granted unregistered stock options in 2006.

During the nine months ended September 30, 2006, the Company granted a total of 11,511,000 stock options to directors, employees and consultants for services; 311,000 pursuant to 2005 non-qualified stock option plan, and 11,200,000 unregistered. The options were granted at the exercise price at $0.001 to $0.30 per share.

The fair value of 11,200,000 stock options granted to directors and employees was estimated to be $1,469,350 for the life of the options, of which, $161,550 was fully expensed in the nine month ended September 30, 2006, the balance of $1,307,800 will be expensed for the life of the options.

The fair value of 480,000 stock options granted to consultants was estimated to be $104,640 for the life of the options, of which, $38,718 was expensed in the nine month ended September 30, 2006 and $65,922 was deferred.

The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 4.42% to 5.31%, expected volatility of 129% to 141%, an expected option life of 1 to 8 years and no expected dividends. The weighted average fair value of options granted was $0.33 per share.

A summary of the changes in the Company's common stock purchase options is presented below:

					Average
					Exercise
	2004 Plan	2005 Plan	Unregistered	Total	Price

Balance December 31, 2005	1,188,000	3,740,000	0	4,928,000	$0.67
Granted		311,000	11,200,000	11,511,000	$0.18
Cancelled	(605,000)	(1,990,000)	0	(2,595,000)	$0.73
Exercised		(231,000)		(231,000)	$0.11
Balance September 30, 2006	583,000	1,830,000	11,200,000	13,613,000	$0.25

Additional information regarding options outstanding at September 30, 2006 is as follows:

Outstanding				Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (years)	Price	Options	Price	Life (years)
$0.001	200,000	4.25	$0.001	-	$0.001	-
$0.130	5,350,000	9.90	$0.130	-	$0.130	-
$0.200	2,743,000	9.72	$0.200	268,000	$0.200	8.68
$0.230	750,000	10.00	$0.230	62,500	$0.230	10.00
$0.250	3,000,000	8.19	$0.250	450,000	$0.250	2.80
$0.280	30,000	4.67	$0.280	15,000	$0.280	4.67
$0.300	290,000	3.97	$0.300	227,500	$0.300	3.90
$0.850	800,000	4.33	$0.850	600,000	$0.850	4.50
$1.120	450,000	4.83	$1.120	187,500	$1.120	4.83
	13,613,000	8.78	$0.253	1,810,500	$0.493	4.85

Transaction involving warrants issued to investors and consultants are summarized as follows:

	Share Issuable Upon	Average
		Per
	Exercise of Warrants	Share
Outstanding At December 31, 2004	3,260,861	$0.48
Granted	3,590,464	$1.09
Exercised	(56,000)	$0.75
Cancelled or Expired	-	-
Outstanding At December 31, 2005	6,795,325	$0.80
Granted	-	-
Exercised	-	-
Cancelled	(500,000)	$0.85
Outstanding At March 31, 2006	6,295,325	$0.79
Granted	-	-
Exercised	-	-
Cancelled or Exercised	-	-
Outstanding At June 30, 2006	6,295,325	$0.79
Granted	2,094,629	$0.26
Exercised	-	-
Cancelled or Expired	(600,000)	$0.85
Outstanding At September 30, 2006	7,789,954	$0.71

Additional information regarding warrants outstanding at September 30, 2006 is as follows:

Outstanding				Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Warrants	Life (years)	Price	Warrants	Price	Life (years)
$0.16	645,644	3.00	$0.159	645,644	$0.159	3.00
$0.16	240,000	1.25	$0.160	80,000	$0.160	1.25
$0.30	3,102,318	1.64	$0.300	3,102,318	$0.300	1.64
$0.71	1,000,000	3.92	$0.713	1,000,000	$0.713	3.92
$0.75	1,311,528	0.08	$0.750	1,311,528	$0.750	0.08
$1.20	150,000	0.50	$1.200	150,000	$1.200	0.50
$1.75	252,305	0.50	$1.750	252,305	$1.750	0.50
$2.00	1,088,159	3.92	$2.000	1,088,159	$2.000	3.92
	7,789,954	2.03	$0.71	7,629,954	$0.73	2.05

Note 7.  Commitments

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

On September 1, 2006 the Company amended its April 15, 2006 agreement for consulting services to a one year contract of services commencing September 1, 2006 with the issuance of 550,000 restricted common shares of the Company with a market value, based upon the Company’s closing stock price on the contract date, of $66,000, instead of 450,000 shares, at the most recent closing price prior to the contract date, of US$98,000 for services rendering from the contract date through to September 30, 2006. A prior period accrual and expense of $70,000 was reduced to $5,500. The said shares have not been issued as at September 30, 2006.

In August 2006, the Company has agreed with the lender of the US$200,000 convertible loan under the agreement signed in November 2005, to convert the full amount of the said loan and accrued interests up to August 31, 2006 to a total of 1,448,985 restricted common shares of the company at US$0.15 per share with a three-year warrant for each common share priced at US$0.30 per share. The said shares would be issued in November 2006.

In August 2006, the Company has received the notice dated August 25, 2006 from the lender and has agreed with the lender subsequently, to convert on October 1, 2006 the full amount of the said loan and accrued interests from July 1, 2006 to September 30, 2006, inclusive, to a total of 645,644 restricted common shares of the Company with a three-year warrant for each share at an exercise price of US$ 0.159 per share. The said shares will be issued in November 2006.

In June, 2006 the Company entered into a three-year agreement with a consulting company in Hong Kong for the provision of consulting services in business development in China and financial related consulting services commencing from July 1, 2006 with a fee of HK$ 55,000 per month. The said contract may be terminable by either party with one month’s prior notice after the expiration of the first year of the agreement.

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

Note 8. Convertible Debt

In January 2006, the Company borrowed an additional $50,000 under the convertible loan agreement signed in November 2005, increasing the total debt to $200,000. The Company recorded a discount of $45,000 on the convertible loan payable of $50,000, the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount to be amortized over the life of the loan as interest expense in accordance with Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt

and Debt Issued with Stock Purchase Warrants. For the nine months ended September 30, 2006, the Company recognized a total amortization of discount of $67,412 as interest expense and the unamortized balance of $104,451 on the total convertible loan payable of $200,000 was reversed as the loan was repriced.

On July 5, 2006 the Company accepted an offer of a callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lender will have the option to convert any money advanced and/or interest in arrears into Units priced at 75% of the average closing price of the preceding 5 days of the Company's common stock. Each Unit will consist of one restricted common share and one three-year warrant priced at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature in the amount of $50,629, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amortize amount of $12,623 is attributable to the beneficial conversion feature was expensed for the nine months ended September 30, 2006.

In September 2006 the Company accepted 6 offers of callable, on-demand convertible loans totaled $460,000, all bearing 10% annualized interest. $70,000 out of the $460,000 was received on 10th October 2006. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at US$0.10 within 30 days from the date of the agreement and thereafter at the average closing price of the preceding 5 days of the Company’s common stock. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature in the amount of $91,433, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amortized amount of $1,112 attributable to the beneficial conversion feature was expensed for the three and nine months ended September 30, 2006.

Note 9. Derivative Liability

From July 01, 2006, the Company did not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company could not be assured that there would be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19. From July 01, 2006, the initial date on which the Company had insufficient shares to settle all contractual obligations under option and warrant agreements outstanding, a $167,536 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 5.10% to 5.21% and (4) expected life and exercise prices consistent with each individual instrument.

Additionally, during July through September 2006, the $161,413 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.57% to 5.08% and (4) expected life and exercise prices consistent with each individual instrument. The fair values of new instruments issued during this period have been classified as liabilities as of the date of issue.

The fair value of each instrument as of September 30, 2006 was computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.74% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $610,402. As a result, for the period ended September 30, 2006 the Company recorded approximately $328,949 as a charge to Change in Value of Warrant Liability.

Note 10. Restatement of Financial Statements

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 have been restated to reclassify certain warrants as derivative liabilities due to the fact that the Company does not have sufficient authorized shares to enable the exercise of all of our outstanding common stock purchase warrants (see notes 4 and 6).

The result of the restatement is to increase warrant derivative liability at September 30, 2006 by $610,402 and to increase the loss for the three and nine month periods ended September 30, 2006 by $281,453 as a result of the increase of the warrant liability during the three month period.

The stock based compensation for the nine months ended 30th September 2006 decreased by $207,695 due to reversal of accelerated stock based compensation expense which was incorrectly booked in the previous report. The derivative liability expense for the nine month ended increased by $281,453 compared to zero as reported previously. The interest expense decreased by $74,639 on recalculation of amortization of discount of convertible loan. Overall, the net loss for the nine months reduced by $881 compared to previous report. The changes in reported amounts are summarized as follows:

Following are reconciliations of the Company’s restatement of the unaudited Condensed Consolidated Statement of Operations for the periods ended September 30, 2006.

	Three Months Ended		Nine Months Ended September
	30-Sep-06		30, 2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Revenues	$12,911	$12,911	$60,429	$60,429
Cost of Goods Sold	(2,690)	(2,690)	(22,142)	(22,142)
Gross Profit	10,221	10,221	38,287	38,287
Operating Expenses:
Selling, General & Administrative	253,327	253,327	701,904	701,905
Business development	0	0	0	0
Investment impairment	0	0	0	0
Research and development	0	0	0	0
Travel	24,446	24,446	44,909	44,909
Stock based compensation	599,508	807,203	2,031,670	2,239,365
Depreciation and Amortization	1,504	1,504	5,149	5,149
Total Operating expenses	878,785	1,086,480	2,783,632	2,991,328
Income (loss) from Operations	(868,564)	(1,076,259)	(2,745,345)	(2,953,041)

Foreign exchange expense (gain)	0	0	0	0
Unrealized gain relating to adjustment of
warranty liability to fair value	(281,453)	0	(281,453)	0
Interest Expense, net	(44,137)	(118,776)	(101.397)	(176,036)
Income Taxes Provision	0	0	0	0
Net Income (Loss)	(1,194,154)	(1,195,035)	(3,128,195)	(3,129,077)
Foreign currency translation income
(loss)	0	0	(3,063)	(3,063)
Comprehensive loss	$(1,194,154)	$(1,195,035)	$(3,131,258)	$(3,132,140)
Loss per common share (basic and
diluted)	$(0.03)	$(0.03)	$(0.09)	$(0.09)
Weighted average shares outstanding	36,951,876	36,951,876	36,188,397	36,188,397
(basic and diluted)

	For the Period October 2, 1998 (date of
	inception) through September 30, 2006
	(As Restated)		(As Reported)
Revenues		$104,378	104,378
Cost of Goods Sold		(35,669)	(35,669)
Gross Profit		68,709	68,709
Operating Expenses:
Selling, General & Administrative		5,863,447	5,863,447
Business development		60,000	60,000
Investment impairment		497,326	497,326
Research and development		83,331	83,331
Travel		317,083	317,083
Stock based compensation		2,581,947	2,789,642
Depreciation and Amortization		23,924	23,924
Total Operating expenses		9,427,059	9,634,754
Income (loss) from Operations		(9,358,349)	(9,566,044)

Foreign exchange expense (gain)		0	0
Unrealized gain relating to adjustment of warranty
liability to fair value		(281,453)	0
Interest Expense, net		(111,382)	(186,021)
Extra Ordinary Gain		100,851	100,851
Income Taxes Provision		0	0
Net Income (Loss)		(9,650,333)	(9,651,215)
Foreign currency translation income (loss)		(2,017)	(2,017)
Comprehensive loss		$(9,652,350)	$(9,653,232)
Loss per common share (basic and diluted)
Weighted average shares outstanding
(basic and diluted)

The result of the Consolidated Balance Sheet restatement is:

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of September 30, 2006:

	(As Restated)	(As Reported)
ASSETS	432,688	432,688
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Total Current Liabilities	$1,027,142	$1,467,142

Convertible Note Payable, net of unamortized discount	511,673	95,549
Warrant Liability	610,402	-
Deficiency in Stockholders' Equity:
Common Stock	37,001	37,001
Additional Paid-In-Capital	8,461,740	9,645,663
Deferred stock compensation	(562,919)	(1,159,435)
Deficit accumulated during development stage	(9,650,333)	(9,651,215)
Accumulated other comprehensive income (loss)	(2,017)	(2,017)
Total Deficiency in Stockholders' Equity	(1,716,530)	(1,130,003)
Total Liabilities and Deficiency in Stockholders' Equity	432,688	432,688

The warrant liability for the nine months ended increased by $610,402 as compared to zero in the previous report.

The unamortized discount on convertible loans increase by $23,876 as compared to the previous report. The $38,887 is net effect of reversal of unamortized discount loan balance of fully settled DT Crystal loan and addition and amortization of new convertible loans of $440,000 obtained during the quarter.

The deferred stock based compensation decreased by $596,516 as compared to the previous report due mainly due to the reversal of deferred compensation for consultant per the SFAS No.123R

The net effect of the above three items resulted in a decrease of $1,183,923 and $881 to additional paid-in capital and accumulated deficit respectively.

Cash Flows from Operating Activities:

The effect of changes in the above restatement of operations and balance sheet resulted in a increase of $12,750 in the cash used in operating activities and a corresponding decrease of same amount in net cash generated by cash flow from financing activities.

Following are reconciliations of the Company’s restatement of the unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

			For the Period October 2, 1998 (date
	Nine Months Ended September 30,		of inception) through September 30,
	2006		2006
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Cash Flows From Operating Activities
Net loss	$(3,128,195)	$(3,129,077)	$(9,650,333)	$(9,651,215)
Adjustments to reconcile net loss to net
cash used in
operating activities:
Amortization and depreciation	5,152	5,149	23,927	23,924
Acquisition expense	0	0	11,050	11,050
Stock-based compensation	2,031,670	2,383,366	4,711,892	5,063,588
Change on derivative liabilities	281,453	0	281,453	0
Amortization of debt discount	81,147	155,786	89,284	163,923
Impairment of investment	0	0	497,326	497,326
Loss from disposal of asset	0	0	288	288
Gain on forgiveness of debt	0	0	100,851	100,851
Changes in operating assets and liabilities:
Accounts receivable	(884)	(884)	(4,384)	(4,384)
Other receivable	59,361	59,364	(11,210)	(11,207)
Deposits and prepaid expenses	16,510	16,510	(38,273)	(38,273)
Accounts payable & accrued expenses	173,136	187,757	473,351	487,972
Accrued liabilities	-	(100,349)	-	(59,202)
Other payable	55,818	10,296	105,036	57,666
Unearned income	(25,840)	(25,840)	0	-
Net cash used in operating activities	(450,672)	(437,922)	(3,370,443)	(3,357,693)
Cash Flows From Investing Activities	0	0	(530,281)	(530,281)
Cash Flows From Financing Activities	741,704	728,954	4,301,276	4,288,526
Net increase in cash	291,032	291,032	400,552	400,552
Effect of exchange rate changes on cash	(3,063)	(3,063)	(2,017)	(2,017)
Cash, beginning of period	110,566	110,566	0	-
Cash, end of period	398,535	398,535	398,535	398,535

Note 11. Subsequent Events

On October 31, the Share Exchange Agreement entered into between the Company, Cardtrend Systems Sdn. Bhd. (“Cardtrend”), and Low Kok Keng , Chai Hoong Yoon, Chong Shian and Ng Chee Keong (“Cardtrend Shareholders”) has been closed following the satisfaction by all parties of all the conditions precedent as set forth in the said Agreement. The Company has issued 2.5 million preferred shares to the Cardtrend Shareholders who subject to the Company having its authorized share capital increased to 200,000,000 or more, shall convert 1.5 million of such preferred shares immediately and that they shall convert 0.5 million of such preferred shares upon Cardtrend achieving US$ 150,000 of sales revenue from November 1, 2006, and shall convert another 0.5 million of such preferred shares upon Cardtrend achieving an additional US$150,000 of sales revenue. As a result of the above, Cardtrend has become a wholly-owned subsidiary of the Company with effect from November 1, 2006.

In October 2006, all the lenders for the US$ 460,000 convertible loans under the agreements in September 2006 have given notices to convert all the said loans and accrued interests up to the respective dates of the notices to restricted common shares at US$0.10 per share with a three-year warrant for each share at an exercise price of US$0.20 per share. The shares would be issued in November 2006.

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

Business Overview

Cardtrend International Inc. (formerly Asia Payment Systems, Inc.) (“Asia Payments”) continued to provide third party processing services to its client in Okinawa, Japan. With the merger with Cardtrend Systems Sdn. Bhd., an IT company incorporated in Malaysia, it will, from the forth quarter onwards, expand its sources of business operations revenue from Japan to now include Malaysia, Thailand, Brunei, Indonesia and New Zealand . Asia Payments’ offices are now located in Seattle (USA Office), Hong Kong (Principal Office & Cards Business Unit), Shanghai (China Operations), Malaysia ( Processing Business Unit and Technology Centre and Financial Administration Centre), Asia Payments’ 7-member Board has four individuals who possess in-depth knowledge and wide experiences in the payments industries through their careers in various senior positions in some international payments companies( like American Express and MasterCard )and/or credit card issuing bank/companies (like Citibank and other MasterCard/Visa licensees, and Diners’ Club’s franchisees),in Asia Pacific region.

Business Developments

In the third quarter, 2006, we have taken a few initiatives as follows

Firstly, we have immediately installed almost an entire new management team, which comprises KK Ng (President & CEO), Bernard Chan (EVP-CFO), KK Low ( EVP-CTO & Head of Processing Business Unit), Charlie Rodriguez ( Secretary Treasurer), TK Sien (Head of Cards Business Unit), KY Loke (Head of Prepaid Business Unit), Thomas Wong (Head of Accounting & Finance), Ronnie Lim (Head of Systems Support), ST Quah (Head of Operation & Technical Support), Mark Tan (Head of Business Development).

Secondly, in order to rapidly grow the revenue of the processing services, as well as to shorten the time frame to set-up a technology centre to further enhance our system capabilities to support the growth of our processing business , we have decided to merge with Cardtrend Systems Sdn. Bhd. (“Cardtrend”), a Malaysia based company which provides payments and loyalty-rewards cards processing solutions to financial institutions and multinational corporations in the Asia Pacific region. A binding share exchange agreement was signed on September 28, 2006 between the Company and the shareholders of Cardtrend, whereby the Company will issue 25 million shares in exchange for 100% of the shares in Cardtrend. We have immediately appointed its founders to several senior positions of the Company, with KK Low being appointed as EVP-CTO and Head Of Processing Business Unit, as well as a Director, of the Company. Cardtrend has recurring income from the maintenance services pursuant to the licenses granted to its clients (which include Shell Asia Region, iNet of Thailand, Petron of Philippines, and Islamic Bank of Brunei) to use its Cards Management Systems to process their credit cards and loyalty-rewards cards. It is shifting its business model in line with Asia Payments’ whereby it will earn its income based on sharing of its clients’ revenues for the use of, or on the number of transactions and/or cards processed through, its cards systems via an in-sourced or out-sourced arrangement. Cardtrend’s revenue will be consolidated by the Company from the fourth quarter onwards as the share exchanged agreement was closed on October 31, 2006 (See Note 9 of Part 1 Item I).

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

The demands for payments and loyalty rewards related products and services by both the consumers and corporations still remain strong and growing in Asia, particularly in China. The Company is now energized by the new management team, the new vision, the new strategies, the merger with Cardtrend, the pending acquisitions of Interpay International Group Ltd. and Global Uplink. Therefore, the Company is of the view that the outlook of Asia Payment Systems, Inc. is positive. The Company is confident that it will begin to generate recurring revenue from the fourth quarter onwards.

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

We incurred total operating expenses of $878,786 for the three-month period ended September 30, 2006, as compared to $856,773 for the same corresponding period in 2005. The increase of operating expenses in the amount of $22,013 (or 3%) was primarily contributed by the increase in stock based compensation expenses

Financing expense for the three-month period ended September 30, 2006 was $44,137 as compared to none for the same corresponding period in 2005. This expense incurred resulting mainly from a convertible loan in the amount of $200,000 with an interest rate of 12% per annum, and another convertible loan obtained on July 1, 2006 in the amount of $50,000 with an interest rate of 10% per annum. This $200,000 loan is convertible at $0.30 per share and the conversion right will be expired in October 2007, while the $50,000 loan is convertible on or before June30, 2007 at 75% of the average closing price of our stock for 5 days preceding the day of conversion and with a 3-year warrant attached for each common share issued at an exercise price of twice the price of the conversion price. Towards the end of September 2006, the Company has obtained 5 more new loans totaling $440,000, all at an interest rate of 10% per annum. Each of the said new loans is convertible at $0.10 within 30 days from the date of the loan agreement or at the average closing price of our stock for 5 days preceding the day of conversion if it is converted after 30 days from the date of the loan agreement but before the expiration of about 12 months from the date of the loan agreement. Interests for the few days in September for these new loans have not been accrued as the amount is negligible, but it shall be accounted for in October 2006. The intrinsic values of all the above loans have been expensed in this reporting period.

Net loss for the three-month period ended September 30, 2006 was $1,194,154, as compared to $846,547 for the same corresponding period in 2005, a increase of $347,607 (or 41%). This increase was mainly results from an increase in derivative liability expense of $281,453 and interest expense of $44,137 during the reporting period.

Nine-Month Period Ended September 30, 2006 Compared To Nine-Month Period Ended September 30, 2005

Revenue and Operating Expenses

Revenue for processing transactions totaled $60,429 for the nine-month period ended September 30, 2006 as compared to $32,984 for the same corresponding period in 2005, an increase of $27,445 or 83%. The increase was primarily resulted from the increase in onetime processing transactions during the reporting period in 2006. The corresponding cost of sales was $22,142 for the nine-month period ended September 30, 2006 and $8,626 for the same corresponding period in 2005. Gross margin for the nine-month period ended September 30, 2006 was 63%, while gross margin for the same corresponding period in 2005 was approximately 74%, a decrease of 11%.

We incurred total operating expenses of approximately $2,783,633 for the nine-month period ended September 30, 2006, as compared to $2,695,187 for the same corresponding period in 2005. The increase of operating expenses in the amount of $88,446 (or 4%) was primarily contributed by the increase of operating expenses particularly the stock based compensation expenses.

Financing expense for the nine-month period ended September 30, 2006 was $101,397 as compared to none for the same corresponding period in 2005. This expense incurred resulting from several convertible loans in the amount of $640,000 as discussed above.

Net loss for the nine-month period ended September 30, 2006 was $3,128,195 as compared to $2,670,829 for the same corresponding period in 2005, an increase of $ 457,366 (or 17%). This increase was mainly resulted from the increase in operating expenses particular the stock based compensation for professional services, derivative liability expense and interest expenses during the reporting period.

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

Net cash used in operating activities was $450,672 for the nine-month period ended September 30, 2006, compared to $1,224,985 for the same corresponding period in 2005. The decrease in net cash used in operations reflects the increase in stock based compensation for services rendered by consultants.

Net cash provided by financing activities was $741,704 for the nine-month period ended September 30, 2006, compared to $1,737,421 for the same corresponding period in 2005. Related party funded $321,554 of the financing activities and of $50,000 was financed by the additional draw down of a convertible loan committed in November 2005 and other convertible loans totaling $180,000 (the amount received as at September 30, 2006, out of the total of $390,000 loans obtained in late September 2006).

As of September 30, 2006, total current liabilities exceeded total current assets by $610,349 compared to $540,879 at December 31, 2005. Shareholders, directors and related party advances comprise $456,120 of the current liabilities, compared to $158,866 at December 31, 2005. Current liabilities include $100,000 owing to our former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $50,000 related to a loan obtained early July 2006, and the loans of totaling US$ 180,000 (the amount received as at September 30, 2006, out of the total of $390,000 loans obtained in late September 2006).

The accompanying unaudited condensed consolidated financial statements (restated) have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. In the first nine months of 2006, the Company has a net loss of $3,128,195 and a negative cash flow from operations of $450,672. As of September 30, 2006, the Company has a working capital deficit of $610,349 and an accumulated deficit of $9,650,333. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements (restated) do not include any adjustments that might result from the outcome of this uncertainty.

Although we have funded and will continue to fund the acquisitions and mergers by the issuance of the Company’s common shares, we require additional cash to meet on-going operating expenses. As of the date of filing the 10QSB, our primary source of funds has been equity investments and shareholder and director advances, and this trend is expected to continue over the next quarter. We do not currently have any agreements with investors or our shareholders or directors for future equity investment. We expect to raise such additional capital through additional private financings, as well as borrowings and other resources. We may also raise additional funds in a public offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in further dilution of our stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, we will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish. Since much of the information contained in this report herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

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

Evaluation of Disclosure Controls and Procedures

(a) As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as restated. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report.

As previously disclosed in our Current Reports on Form 8-K, filed on August 8, 2007, we determined that the following accounting and disclosure errors were made:

  The Company’s common stock purchase warrants and options should be reclassified as derivative liabilities due to the fact that effective July 1, 2006, the Registrant did not have sufficient authorized shares to enable the exercise of all of its outstanding common stock purchase warrants

  The mathematical model utilized to fair value the issued and outstanding equity instruments during the first nine months of 2006 utilized an incorrect assumed volatility.

  The Company utilized an incorrect mathematical formula in recording the fair valued expense of options granted to employees and amortization expenses of non-employees’ previously deferred non-employee equity based compensation in the third quarter of 2006.

  The Company wrongly recorded the unamortized amount of the intrinsic value of a convertible loan which was re-priced in the third quarter of 2006.

Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements for the three months and nine months ended September 30, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5. OTHER INFORMATION – None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief (Principal) Executive Officer, pursuant to Exchange Act Rules 13A- 14(a) and 15d-15(a)

31.2	Certification by Chief (Principal) Financial Officer, pursuant to Exchange Act Rules 13A- 15(a) and 15d-15(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of October, 2007.

CARDTREND INTERNATIONAL INC.
(Registrant)

By  KING K. NG
      King K. Ng
      Chief (Principal) Executive

By  THOMAS CL WONG
      Thomas CL Wong
      Chief (Principal) Financial

EXHIBITS INDEX

Exhibit No.	Description

31.1	Certification of Chief (Principal) Executive Officer, pursuant to Exchange Act Rules 13A- 14(a) and 15d-15(a)

31.2	Certification by Chief (Principal) Financial Officer, pursuant to Exchange Act Rules 13A- 15(a) and 15d-15(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002