Form 10QSB
period 2007-09-30
CARDTREND INTERNATIONAL INC.
filed 2007-11-15
CIK 1085113

===========================================================================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-30013

CARDTREND INTERNATIONAL INC.
(Formerly Asia Payment Systems, Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

800 5thAvenue, Suite 4100
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

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2007 was 70,107,609.

		TABLE OF CONTENTS

		CARDTREND INTERNATIONAL INC.
		(FORMERLY ASIA PAYMENT SYSTEMS, INC.)

Item		Description	Page

		PART I - FINANCIAL INFORMATION

1	.	Financial Statements (unaudited)	4
		Condensed Consolidated Balance Sheet – September 30, 2007	F-1
		Condensed Consolidated Statements of Operations and comprehensive losses – Three- and Nine-Months Ended September 30, 2007 and	F-2
		2006
		Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2007 and 2006	F-3
		Notes to Unaudited Condensed Consolidated Financial Statements	F-4
2	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
3	.	Controls and Procedures	24

		PART II – OTHER INFORMATION

1	.	Legal Proceedings	25
2	.	Unregistered Sales of Equity Securities and Use of Proceeds	25
3	.	Defaults Upon Senior Securities	25
4	.	Submission of Matters to a Vote of Security Holders	25
5	.	Other Information	25
6	.	Exhibits	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
As of September 30, 2007
(Unaudited)
September 30, 2007
(Unaudited)

Assets
Current:
Cash and cash equivalent	$72,789
Accounts receivable, net of allowance for doubtful accounts of $ 18,630	497,432
Other receivable	47,647
Inventories, at cost	4,275
Prepaid expenses	9,755

Total Current Assets	631,898

Equipment, net	387,400
Other assets	381,252
Goodwill	5,897,731
Intellectual Property, net	408,333

Total Assets	$7,706,614
Liabilities
Current:
Accounts payable	$139,952
Unearned income	105,674
Accrued liabilities	629,600
Due to related parties	164,184
Loan payable	110,994

Total Current Liabilities	1,150,404
Non-current:
Convertible Loan net of unamortized discount of $357,260	42,740
Total Liabilities	1,193,144

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized;
3,500,000 shares of Series A issued and outstanding at September 30, 2007.	3,500
2,500,000 shares of Series B issued and outstanding at September 30, 2007	2,500
Common stock, of $0.001 par value , 250,000,000 shares authorized;
70,107,609 shares issued and outstanding at September 30, 2007	70,108
Additional paid-in capital	19,844,955
Deferred stock based compensation	(286,866)
Accumulated deficit	(13,205,760)
Accumulated other comprehensive income	85,033

Total Stockholders’ equity	6,513,470
Total Liabilities and Stockholders’ equity	$7,706,614

See accompanying notes to the unaudited condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
For the three- and nine-month periods ended September 30, 2007 and 2006
(Unaudited)
			Three	Three
	Nine Months	Nine Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30	September 30,	September	September
	2007	2006	30, 2007	30, 2006

Net revenue	$1,211,714	$60,429	$447,336	$12,911
Cost of goods and services	(820,800)	(22,142)	(269,388)	(2,690)
Gross profit	390,914	38,287	177,948	10,221
Selling, general and
administrative expenses	1,072,663	746,813	387,540	277,773
Stock based compensation	875,340	2,031,670	363,626	599,508
Depreciation and amortization	147,348	5,149	53,270	1,504
Operating Loss	(1,704,437)	(2,745,345)	(626,488)	(868,564)
Other income –(expenses)
Change in value of derivative
liability	348,402	(281,453)	35,451	(281,453)

Interest expense	(469,911)	(101,397)	(469,606)	(44,137)
Net loss before income taxes and
minority Interest	(1,825,946)	(3,128,195)	(1,060,643)	(1,194,154)
Income Taxes	-	-	-	-
Net Loss before minority interest	(1,825,946)	(3,128,195)	(1,060,643)	(1,194,154)
Minority interest	34,788	-	10,905	-
Net Loss	$(1,791,158)	$(3,128,195)	$(1,049,738)	$(1,194,154)
Loss per share, basic and diluted	$(0.04)	$(0.09)	$(0.02)	$(0.03)
Weighted average shares outstanding	49,961,936	36,188,397	52,824,465	36,951,876

Comprehensive Loss:
Net loss	$(1,791,158)	$(3,128,195)	$(1,049,738)	$(1,194,154)

Other Comprehensive income (loss)	42,320	(3,063)	20,700	-
Comprehensive loss	$(1,748,838)	$(3,131,258)	$(1,029,038)	$(1,194,154)

See accompanying notes to the unaudited condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine-month periods ended September 30, 2007 and 2006
(Unaudited)

	Nine Month	Nine Month
	Ended	Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(1,791,158)	$(3,128,195)
Adjustment to reconcile net loss to cash
used in operating activities
Depreciation and amortization	72,978	5,152
Amortization of Intellectual property	75,000	-
Amortization of Debt discount	448,202	81,147
Stock issued for settlement of accrued loan interest	16,788	-
Stock based compensation	875,340	2,031,670
Stock issued in settlement of accounts payable and accrued liabilities	305,237	-
Minority Interest	(34,866)	-
Change in derivative liability	(348,402)	281,453
Changes in assets and liabilities
Accounts receivable	$(187,653)	$(884)
Other receivable	(37,478)	59,361
Prepaid expenses / Inventories	(12,342)	16,510
Accounts payable and accrued expenses	(136,929)	229,104
Unearned income	3,720	(25,840)
Net cash used in operating activities	(751,563)	(450,522)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(151,290)	$-
Acquisition deposit	(52,437)	-
Deposit made for purchase of assets	(196,076)	-
Security deposit	6,446	-
Net cash used in investing activities	(393,357)	-
CASH FLOW FROM FINANCING ACTIVITIES:
Due to related parties	$16,133	$321,554
Net Proceed from hire purchase	10,994	-
Proceeds from convertible debts	805,000	490,000
Repayment of loan payables	-	(70,000)
Net cash provided by financing activities	832,127	741,554
Effect of exchange rate change	42,320	(3,063)
Net increase / (decrease) in cash	(270,473)	287,969
Cash and cash equivalents, beginning of period	343,262	110,566
Cash and cash equivalents, end of period	$72,789	$398,535

Supplementary schedule for non-cash investing and financing activities:

Common stock issued for settlement of Note Payable	$405,000	$-
Reclassification of derivative liability	318,087	-
Stock issued in settlement of loan due to related parties	89,897	-
Stock issued in settlement of salaries and expenses due to related parties	$276,321	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

CARDTREND INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Note 1. Summary of Significant accounting Policies

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB/A as filed with the SEC.

Business and Basis of Presentation

The Company is incorporated under the laws of the State of Nevada, and is in the business of providing (1) business processes out-sourcing and data processing services to operators of payments cards and loyalty-rewards cards, (2) the distribution and sale of prepaid products and services through a network of dealers who sell the Company’s prepaid products electronically as well as physically over the counters to consumers at large, and (3) the issuance of payments cards and loyalty-rewards cards to consumers and corporations. The Company’s operations are primarily in Asia. During the three-month and nine-month periods ended September 30, 2007, the Company continued to operate its business under the three business units: Processing Business Unit, Prepaid Business Unit and Cards Business Unit.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority- owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars. The functional currencies of the subsidiaries are U.S. dollars except for the following subsidiaries:

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

September 30, 2007
Period end HKD : US$ exchange rate	7.77600
Average period HKD : US$ exchange rate	7.80796
Period end CNY: US$ exchange rate	7.51760
Average period CNY: US$ exchange rate	7.56906
Period end RM: US$ exchange rate	3.40670

Average period RM: US$ exchange rate	3.47255
Period end SGD: US$ exchange rate	1.48580
Average period SGD: US$ exchange rate	1.51778

Allowance for Doubtful Accounts

Accounts receivable consist principally of amounts due from Processing Business Unit and Prepaid Business Unit customers. Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses of the Company’s existing accounts receivable. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company periodically reviews its allowance for doubtful accounts. Account balances are charged off the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Equipment

Equipment is recorded at cost less accumulated depreciation. The cost of computer equipment and automobiles are depreciated on a straight-line basis over their estimated useful life of three to five years.

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

For the Company’s Processing Business operations, the Company recognizes revenue as it is entitled to issue invoices to its customers for services rendered progressively and/or periodically as agreed in a service contract. Revenue for the licensing of software is recognized when the criteria in the preceding paragraph have been met and delivery has occurred. If, as is usually the case, the delivery of the software is part of an arrangement that includes the installation of the software, revenue is recognized when the installation is complete and customer acceptance has occurred. Contracts for the maintenance and support of the software are priced separately for one year periods and revenue is recognized ratably over service period.

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

Liquidity

As shown in the accompany unaudited condensed consolidated financial statements, the Company has incurred a net loss of $1,791,158 and $3,128,195 during the nine months ended September 30, 2007 and 2006, respectively. The Company's current liabilities exceeded its current assets by $518,506 as of September 30, 2007.

Inventory

As of September 30, 2007, inventories, belonging to Payment Business Solutions and Etop Services (Malaysia), the Company’s subsidiaries in Malaysia were $4,275 based on the lower of historical cost or market value.

Net Loss Per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted net income per share, if any, is computed by dividing net income by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 80,165,048 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FSP 00-19-2, which had no material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Stock-Based Compensation

Prior to 2005, the Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

Starting 2005, the Company has elected to apply the fair value based method of accounting in accordance with Statement of Financial Accounting Standard No. 123(R), “Share - Based Payment” (SFAS 123(R)), for stock based awards to both employees and non-employees. This statement is a revision of SFAS No. 123, and supersedes APB 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period.

During the three-month period and nine-month period ended September 30, 2007, the Company did not issue any common stock for consulting services as compared to 100,000 and 431,000 shares, respectively, issued during the corresponding periods ended in 2006.

For the three-month period ended September 30, 2007, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount of $203,272 and to consultants in the amount of $160,354 a total of $363,626, as compared to $390,245, $209,263 and $599,508 respectively, expensed for the corresponding three-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount of $375,945 and to consultants in the amount of $499,395, a total of $875,340 as compared to $1,265,442, $766,228 and $2,031,670, respectively, expensed for the correspondence nine-month period ended September 30, 2006.

Note 2. Related Party Transactions

The Company had the following transactions for the three-month and nine-month periods ended September 30, 2007 (and for the corresponding periods ended September 30, 2006) recorded at their exchange amount with related parties:

The Company incurred $20,331 (2006 – $39,177) and $58,665 (2006 - $75,177) for the three months and nine months ended September 30, 2007 (and for the same periods ended September 30, 2006), respectively, for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, with directors, officers and companies controlled by certain officers and/or directors, were outstanding:

September 30, 2007
Due to directors, officers
and companies owned by
directors and officers	$164,184

Note 3. Capital Stock

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. There were 6,000,000 preferred shares issued and outstanding at September 30, 2007 and December 31, 2006. The 6,000,000 preferred shares comprise 3.5 million Series A Preferred Shares and 2.5 million Series B Preferred Shares which were issued upon the closing of the Share Exchange Agreements (“SEAs”) for the acquisitions of Interpay International Group Ltd. on December 7, 2006 and Cardtrend Systems Sdn. Bhd. on October 31, 2006, respectively. The acquisitions of both Interpay International Group Ltd. and Cardtrend Systems Sdn. Bhd. were announced in previously filed Form 8K in May 2006 and October 2006, respectively. Pursuant to the SEAs, holders of Series A Preferred Shares and Series B Preferred Shares are entitled to convert such preferred shares to the Company’s common stock at the rate of one (1) Series A Preferred Share to five (5) shares of common stocks and one (1) Series B Preferred Share to ten (10) shares of common stocks upon the Company’s authorized number of shares being increased to above 200,000,000 shares.

Such preferred shares do not carry any fixed dividend but are entitled to dividend declared by the Company, if any, at the rate of five (5) times and ten (10) times, respectively, the dividend amount declared for each common stock. Effective July 24, 2007, the Company has increased its authorized common stock to 250,000,000 shares. The issued and outstanding shares of Series A and Series B Preferred Shares at September 30, 2007 have not been converted to the Company’s common stock. Accordingly, the Company has reserved 42,500,000 shares of its common stock for issuance upon conversion of all available and outstanding Series A and Series B Preferred stock.

Common Stock

The Company was authorized to issue 50,000,000 shares of its common stock with a par value of $.001 per share, 48,057,836 shares issued and outstanding at December 31, 2006.

On February 6, 2007, the Company issued 1,900,000 shares of common stock to 21 employees amounting to a total value of $148,200 at $0.078 per share for partial settlement of the amount of salaries owed to them at December 31, 2006, which resulted from their exercise of 1,900,000 shares of stock option. The fair value of the 1,900,000 options granted with immediate vesting was computed to be $3,800 using a Black Scholes model with a risk-free interest rate of 5.14%, an expected volatility of 131%, an expected option life of 1 day, no expected dividends and at the market price of $0.078 on the date of grant. As the Company did not have sufficient authorized common shares to enable the exercise of the Company’s outstanding common stock purchase warrants and consultant options, the Company continued to reclassify the fair value of the warrants and consultant options as a liability on the balance sheet at March 31, 2007. (See Note 4)

As of July 24, 2007 the Company had issued and outstanding 49,957,836 shares of common stock and 6,000,000 shares of preferred stock. On July 24, 2007, the Company’s authorized number of shares was effectively increased from 50,000,000 shares to 250,000,000 shares pursuant to the favorable votes obtained on July 17, 2007 from a majority of the shareholders to increase its authorized number to 250,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. Prior to July 24, 2007, as the Company did not have sufficient authorized shares to enable the exercise of its outstanding common stock purchase warrants and consultant options, it continued to reclassify the fair value of the warrants and consultant options as a liability on the balance sheet prior to July 24, 2007. (See Note 4).

During the third quarter ended September 30, 2007, the Company issued 4,856,196 shares of its common stock at $0.073 per share to directors, officers and employees for settlement of salaries and expense reimbursements owed to them at June 30,2007, which totaling to $354,503 resulted from their exercise of 4,856,196 shares of stock option, 1,687,511 shares of its restricted common stock at $0.10 per share to certain ex-employees and ex-consultants for settlement of salaries and consulting fees totaling to $168,751 owed to them, and 13,606,066 shares of its restricted common stock at $0.031 per share for the conversion of convertible loans and accrued interests totaling $421,788.

During the nine months ended September 30, 2007, the Company issued 6,756,196 shares of its common stock at an average market price of $0.0745 per share to directors, officers and employees for settlement of salaries and expense reimbursements totaling $502,703 resulted from their exercise of 1,900,000 and 4,856,196 shares of stock options during the first quarter and third quarter of 2007, respectively, 1,687,511 shares of its restricted common stock at $0.10 per share to certain ex-employees and ex-consultants for settlement of old balances (salaries and consulting fees incurred in 2006) totaling $168,751 owed to them, and 13,606,066 shares of its restricted common stock at $0.031 per share for the conversion of convertible loans and accrued interests totaling $421,788, a total of 22,049,773 shares of common stock at a weighted average price of $0.047 per share.

There were 70,107,609 shares of common stock and 6,000,000 shares of preferred stock issued and outstanding at September 30, 2007.

Note 4. Stock Options and Warrants

(i)   Stock Options:
During the three-month period ended September 30, 2007, the Company granted 4,856,196 options (under the 2007 Option Plan) at a strike price of $0.073 in settlement of salaries and expenses totaling to $354,502 owing to employees, officers and directors and 150,000 options (granted under the 2007 Option Plan) and 30,000 options (granted under the 2005 Option Plan) were cancelled due to resignation of an employee. During the nine-month period ended September 30, 2007, a total of 19,056,196 options were granted (1,900,000 shares under the 2005 Option Plan, 750,000 shares under the 2006 Unregistered Option Plan and 16,406,196 shares under the 2007 Option Plan of which 11,350,000 shares have been accounted for as modification of nonvested shares options in accordance with SFAS No. 123(R) as a replacement of the 11,350,00 shares canceled from the 2006 Unregistered Option Plan during 2007). There were total of 13,230,000 options cancelled during the nine months ended September 30, 2007 (100,000 shares from the 2004 Options Plan and 430,000 shares cancelled from the 2005 Option Plan due to resignation of two consultants, 11,350,000 shares from the 2006 Unregistered Option Plan for options granted to the directors, officers and employees in 2006 and first quarter of 2007 due to voluntary cancellation, which was replaced by the new grants under the 2007 Option Plan, 750,000 shares from the 2006 Unregistered Plan due to resignation of an employee, and 600,000 options granted from the 2007 Option Plan due to resignation of two employees). The fair value of the modification of the 11,350,000 shares of stock option will be recognized over the remaining contractual terms ranging from one year to five years from the modification date. The Company has recognized $115,141 as additional stock-based compensation expenses for the nine months ended September 30, 2007 as resulted from the modification of nonvested shares options in accordance with SFAS No. 123(R). During the nine-month period, the fair values of 11,550,000 options granted to the directors, officers and employees at an exercise price of $0.10 per share under the 2007 Option Plan were computed using a Black Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 130% and 196%; (3) risks free interest rates between 4.23% to 4.74%; (4) expected lives of 3 to 5 years; and (5) at a market price between $0.073 to $0.10. The fair values will be expensed off over the period of vesting for each director, officer and employee.

A summary of change in the Company’s common stock purchase options is presented below:

					Average
			2006		Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Price
Balance At Dec. 31, 2006	583,000	1,030,000	11,350,000	-	$0.20
Granted	-	1,900,000	750,000	11,350,000	$0.10
Forfeited & Cancelled	-	-	(12,100,000)	-	$0.18
Exercised	-	(1,900,000)	-	-	$0.078
Balance At March 31, 2007	583,000	1,030,000	-	11,350,000	$0.13
Granted	-	-	-	200,000	$0.10
Forfeited & Cancelled	(100,000)	(400,000)	-	(450,000)	$0.43
Exercised	-	-	-	-	-

Balance At June 30, 2007	483,000	630,000	-	11,100,000	$0.11
Granted	-	-	-	4,856,196	$0.073
Forfeited	-	(30,000)	-	(150,000)	$0.130
Exercised	-	-	-	(4,856,196)	$0.073
Balance At September 30, 2007	483,000	600,000	-	10,950,000	$0.11

Additional information regarding options outstanding at September 30, 2007:

		Outstanding			Exercisable
		Weighted				Weighted
		Average
		Weighted			Weighted	Average
		Remaining
	Number	Average		Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (years)	Price	Options	Price	Life (years)
$0.001	150,000	3.25	$0.100	-	$-	-
$0.10	11,050,000	9.38	$0.100	3,716,142	$0.10	9.31
$0.13	100,000	3.92	$0.130	100,000	$0.13	3.92
$0.20	43,000	1.67	$0.200	43,000	$0.20	1.67
$0.25	400,000	0.25	$0.250	400,000	$0.25	0.25
$0.30	290,000	2.97	$0.300	290,000	$0.30	2.97
	12,033,000	8.77	$0.11	4,549,142	$0.13	7.92

(ii) Warrants:

During the three-month period ended September 30, 2007, there was no cancellation of warrants but 13,606,066 warrants were issued to investors who have converted their convertible loans to the Company’s common stock at strike prices of $0.031 per share whereby one warrant was issued at an exercise price of $0.062 for each of the said share issued. For the nine-month period ended September 30, 2007, a total of 402,305 warrants expired and 13,606,066 warrants issued. Had the three convertible loans totaling $400,000 that were obtained on August 8, 2007 (see Note 5 below) been converted as of September 30, 2007, there would have been an additional 6,451,612 warrants issued during the three-month period ended September 30, 2007.

Transaction involving warrants issued to investors and consultants are summarized as follows:

	Share Issuable	Average
	Upon Exercise	Price
	of Warrants	Per Share
Outstanding At December 31, 2006	12,428,287	$0.46
Granted	-	-
Cancelled or Expired	(402,305)	1.54
Exercised	-	-
Outstanding At March 31, 2007	12,025,982	$0.42
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Outstanding At June 30,2007	12,025,982	$0.42
Granted	13,606,066	0.062
Cancelled or Expired	-	-
Exercised	-	-
Outstanding At September 30, 2007	25,632,048	$0.23

Additional information regarding warrants outstanding at September 30, 2007 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Warrants	Life (years)	Price	Warrants	Price	Life (years)
$0.06	13,606,066	3.00	$0.06	13,606,066	$0.062	3.00
$0.16	645,644	2.00	$0.16	645,644	$0.16	2.25
$0.16	240,000	0.25	$0.16	160,000	$0.16	0.25
$0.20	7,283,194	1.49	$0.20	7,283,194	$0.20	1.49
$0.30	1,768,985	1.68	$0.30	1,768,985	$0.30	1.68
$0.71	1,000,000	2.92	$0.71	1,000,000	$0.71	2.92
$2.00	1,088,159	2.92	$2.00	1,088,159	$2.00	2.92
Total	25,632,048	2.42	$0.23	25,552,048	$0.23	2.43

Note 5. Convertible Debt

On January 3, 2007, the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $100,000 each (totaling $200,000), and all bearing the interest of 10% per annum.. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares but they will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.09 per share of the Company’s common stock or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price can not be determined until conversion takes place.

On May 2, 2007, the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $50,000 each (totaling $100,000), all bearing the interest rate of 10% per annum. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.07 per share the Company’s common stock or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price can not be determined until conversion takes place.

On May 15, 2007, the Company accepted an offer from an individual lender of callable, on-demand convertible loan of $32,592, bearing an interest rate of 10% per annum. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.058 per share of the Company’s common stock or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price can not be determined until conversion takes place.

On June 6, 2007, the Company accepted two offers from twos individual lender of callable, on-demand convertible loans of $30,000 and $17,408, respectively, all bearing the interest rate of 10% per annum. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.054 per share of the Company’s common stock or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price can not be determined until conversion takes place.

On June 26, 2007, the Company accepted an offer from an individual lender of callable, on-demand convertible loan of $25,000, bearing an interest rate of 10% per annum. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares but the holders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.039 per shares of the Company’s common stock or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of its common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price can not be determined until conversion takes place.

On August 8, 2007, all the convertible loans obtained between January 2007 through June 30, 2007 (totaling $405,000) together with accrued interests (totaling US$16,788) were converted to 13,606,067 shares of restricted common stock at $0.031 per share, the average closing price of the Company’s common stock 5 days preceding August 8, 2007. Pursuant to the loan agreements, a total of 13,606,067 three-year warrants were granted to these lenders at an exercise price of $0.062 per share. A total intrinsic value of $405,462 was fully expensed on the date of conversion.

On August 8, 2007, the Company accepted four offers from three individual lenders of callable, on-demand convertible loan of $100,000 each totaling $400,000, bearing the interest rate of 10% per annum. The lenders have the option to convert any money advanced and/or interest in arrears into Units priced at $0.031 per share of the Company’s common stock at anytime within one year from the effective date of the loan. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded intrinsic values of $193,469 and $206,531 for the warrants and the beneficial features of the $400,000 convertible loans, respectively. The intrinsic value of $193,469 for the warrants were computed using a strike price of $0.062, at market price ranging from $0.04 to $0.10, interest rate ranging from $4.09% to 4.55%, a volatility rate of 199% and a fair value of $0.093 to $0.036. A total of $42,740 intrinsic value was expensed off for the period from August 8, 2007 through September 30, 2007 while the balance of $357,260 will be amortized over the remaining term of the convertible loans (11 months).

Note 6. Derivative Liability

As disclosed in Note 3, during the period July 1, 2006 to July 24, 2007, the Company did not have sufficient authorized shares of its common stock available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholders’ approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding prior to July 24, 2007.

Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19. From July 01, 2006, the initial date on which the Company has insufficient shares to settle all contractual obligations under option and warrant agreements outstanding, $167,536 fair value of instruments previously recorded as permanent equity was reclassified as liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 5.10% and (4) expected life and exercise prices consistent with each individual instrument.

During July through December 2006, $161,413 fair value of instruments previously recorded as permanent equity was reclassified as liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.5% and (4) expected life and exercise prices consistent with each individual instrument. The fair values of new instruments issued during this period have been classified as liabilities as of the date of issuance. This amount aggregated to $1,770,383 computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of 4.4% and (4) expected life and exercise prices consistent with each individual instrument.

At December 31, 2006, the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.74% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $640,201. As a result, for the year ended December 31, 2006 the Company recorded approximately $333,725 as a charge to change in value of Warrant Liability.

At March 31, 2007, the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.51% - 4.90% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $509,622. As a result, for the period ended March 31, 2007 the Company recorded approximately $130,577 as a gain for change in value of Warrant Liability.

At June 30, 2007, the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 174% (3) risk-free interest rate of approximately 4.94% - 4.90% and (4) expected life and exercise prices consistent with each individual instrument. This calculation resulted in an aggregate value of derivative instruments of approximately $327,250. As a result, for the three months and six months ended June 30, 2007, the Company recorded $182,374 and $312,951, respectively as a gain for change in value of Warrant Liability.

At July 24, 2007, the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 174% (3) risk-free interest rate of approximately 4.90% - 4.94% and (4) expected life and exercise prices consistent with each individual instrument. This calculation resulted in an aggregate value of derivative instruments of approximately $318,085. With effect from July 24, 2007, the Company has sufficient authorized shares of its common stock available to enable the exercise of outstanding options and warrants. As a result, for the three months and nine months ended September 30, 2007, the Company recorded $35,451 and $348,402, respectively as a gain for change in value of Warrant Liability. The balance of $318,087 was transferred from the derivative liability to additional paid-in capital on July 24, 2007.

Note 7. Subsequent Events

On October 1, 2007, the Company granted options to three new employees of its wholly-owned subsidiary, Asia Payment Systems (HK) Ltd. to acquire a total of 1,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share under the Company’s 2007 Non-qualified Stock Option Plan. Such stock options shall be vested in according with each respective stock option agreement’s vesting shares at the end of every three months over the five-year employment period from the commencement date of their employment.

On October 24, 2007, Asia Payment Systems (China) Co. Ltd. paid Renminbi 20,000 (approximately $2,642) to complete the payment for the purchase consideration of the assets located at the Operating Center of Global Uplink Communications Ltd. in Guangzhou.

On October 24, 2007, Asia Payment Systems (China) Co. Ltd. entered into an agreement with the shareholders of Global Uplink Communications Ltd. and paid a consideration of Renminbi 10 (approximately $1.32) for an option to acquire Global Uplink Communication Ltd. for a further consideration of Renminbi 10 (approximately $1.32) within 10 years from such date.

On October 24, 2007, Asia Payment Systems (China) Co. Ltd. entered into an agreement with Global Uplink Communications Ltd. for the provision of business processing out-sourcing services for an initial term of 10 years from November 1, 2007.

On October 24, 2007, the Board of Directors approved the conversion of all the 3.5 million shares of the Series A Preferred Stock and 2.5 million shares of the Series B Preferred Stock (6 million shares in total) into 17.5 million and 25 million shares of the Company’s common stock, respectively, (42.5 million shares of the Company’s common stock in total) pursuant to the Share Exchange Agreements dated May 22, 2006 and September 28, 2006, for the acquisitions of Interpay International Group Ltd. and Cardtrend Systems Sdn. Bhd., respectively.

On October 24, 2007, the Board of Directors approved the issuance of 1,050,667 shares of the Company’s common stock at $0.085 per share to settle the salaries owing to the officers and employees for services rendered on or prior to September 30, 2007.

On October 31, 2007, Asia Payment Systems (HK) Ltd. completed the acquisition of Global Uplink Ltd. in Hong Kong with the final payment of HK$10,000 (approximately $1,280 ) made to the vendors.

On October 31, 2007, the Company entered into a 5-year employment contract with Chen Yu Hua (“Chen”) commencing November 1, 2007. 6,000,000 shares of restricted common stock will be issued to Chen for the sign-on fee as our Chief Officer of Greater China. Such shares have a fair value of $480,000 based on $0.08 per share, the closing market price of our common stock on November 1, 2007. Mr. Chen was also granted option to acquire 1,850,000 shares of the Company’s common stock at an exercise price of $0.08 per share under the Company’s 2007 Non-qualified Stock Option Plan. 1,500,000 shares of such stock options shall be vested equally at the end of every three months over the 5-year employment period from the commencement date of his employment and 350,000 shares shall be vested at the end of the contract.

On October 31, 2007, the Company’s wholly owned subsidiary, Asia Payment Systems (HK) Ltd., entered into a 5-year employment contract each with Ao Jing Guang, Xu Zhong and Li Xiang and granted them a total of 4,000,000 shares of restricted common stock as sign-on fees (the total fair value of such shares is computed to be US$320,000 based on $0.08 per share,, the closing market price of our common stock on November 1, 2007) plus options to acquire a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.08 under the Company’s 2007 Non-qualified Stock Option Plan. Such stock options shall be vested equally on at the end of every three months over the 5-year employment period from the commencement date of their employment.

Note 8. Segment Information

The Company is managed by specific lines of business including business processing out-sourcing services (“Processing Business Unit”), prepaid products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Company’s corporate level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information by line of business for the three and nine months ended September 30, 2007 and 2006 as taken from the internal management system previously discussed, is listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Processing Business Unit	$222,181	$12,911	$510,175	$60,429
Prepaid Business Unit	225,155	n/a	701,539	n/a
Card Business Unit	-	n/a	-	n/a

Total revenue	$447,336	$12,911	$1,211,714	$60,429

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross Profit (loss)
Processing Business Unit	$174,367	$10,221	$379,531	$38,287
Prepaid Business Unit	3,581	n/a	11,383	n/a
Card Business Unit	-	-	-	-

Total Gross Profit	$177,948	$10,221	$390,914	$38,287

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating loss
Business Processing	$(131,902)	$(868,564)	$(260,303)	$(2,745,345)
Prepaid	(26,353)	n/a	(87,815)	n/a
Card	(11,454)	n/a	(32,150)	n/a
Corporate unallocated	(456,779)	0	(1,324,169)	0

Total Operating loss	$(626,488)	$(868,564)	$(1,704,437)	$(2,745,345)

Assets	September 30, 2007
Business Processing	$3,873,323
Prepaid	2,032,879
Card	1,781,313
Corporate unallocated	19,099

Total Assets at September 30, 2007	$7,706,614

	Nine Months Ended September 30,
	2007	2006
Capital Expenditures:
Processing Business Unit	$121,060	$-
Prepaid Business Unit	12,009	n/a
Card Business Unit	18,221	n/a
Corporate unallocated	-	-

Total Capital Expenditures	$151,290	$-

  The net operating loss data listed above includes the effects of selling, general and administrative expense, depreciation, and amortization. The following tables disclose those amounts for each segment.

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Operating Expenses :
Business Processing	$374,622	$878,785	$991,416	$2,783,632
Prepaid	29,734	n/a	98,998	n/a
Card	11,454	n/a	54,597	n/a
Corporate unallocated	388,626	n/a	950,340	n/a
Total Operating Expenses	$804,436	$878,785	$2,095,351	$2,783,632

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Depreciation and amortization:
Business Processing	$36,818	$1,504	$98,902	$5,149
Prepaid	15,578	n/a	46,840	n/a
Card	874	n/a	1,197	n/a
Corporate unallocated	0	n/a	409	n/a
Total Depreciation and amortization	$53,270	$1,504	$147,348	$5,149

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

Currently, the Company does not have sufficient capital to implement its entire plan of operations. The information contained herein reflects a prospective plan of future operation. There is no assurance that the plan will be implemented. As of the date of this filing, the Company does not have sufficient funds to implement the foregoing plan of operations. There are no assurances as to when, if ever, the Company will have all the required funds to implement this plan of operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report as well as the Company’s 2006 Annual Report on Form 10KSB/A.

Overview

The Company currently engages in the following principal business activities through three distinct and synergistic business units or segments:

Processing Business Unit: The provision of business processes out-sourcing and data processing services to operators of payments cards and loyalty-rewards cards.

Prepaid Business Unit: The distribution and sale of prepaid products and services through a network of dealer s who sell the Company’s prepaid products electronically as well as physically over the counters to consumers at large.

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

Recent Developments
Processing Center In China.

In February 2007, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd., rented a premise in the Science City in Guangzhou, China, and set-up a processing center with the installation of the loyalty-rewards card system supplied and installed by Cardtrend Systems Sdn. Bhd., the Company’s wholly owned subsidiary in Malaysia. The total capital investment excluding the software was about $70,000. Cardtrend Systems is supplying and installing the cash card system, credit card system and the prepaid administration system over the rest of 2007. The Processing center has begun processing the Global Uplink Bonus Point Cards, a loyalty-reward card, on a pilot basis in June 2007 and continued on a pilot basis as in September 2007 (see “On-Going Developments” note below.)

Joint-Venture Card Company In Mongolia

On May 2, 2007, Asia Payment Systems (HK) Ltd., the Company’s wholly owned subsidiary incorporated in Hong Kong, signed a joint venture agreement with two Mongolian individuals to form a payment card company in Mongolia, called Interpay Co. Ltd. Asia Payment Systems (HK) Ltd. purchased the Card Management System (“CMS”) from Cardtrend Systems Sdn. Bhd., the Company’s new wholly owned subsidiary, and would contribute such system as its portion (50%) of the paid up capital of the joint venture company which will have a paid up capital of $500,000. Interpay Co. Ltd. is targeting to launch Interpay Credit Card with Anod Bank in Mongolia. It will also sign up merchants to accept the Interpay Credit Cards in Mongolia through traditional point of sales electronic data capture terminals, mobile phone and internet. As at the date of this Report, our contribution of the capital has not been completed as the CMS has not been installed at the site of Interpay Co. Ltd. in Mongolia.

On-going Developments

Business Alliance With (And An Option To Acquire) SMS Biz Sdn. Bhd.

On November 28, 2006, the Company, SMS Biz Sdn. Bhd. (“SMS Biz”), a company incorporated in Malaysia, Yap Kit Chuan (“Yap”) and Chua Tong Ling (“Chua”), the shareholders of SMS Biz, entered into a business alliance agreement (“BAA”) pursuant to which, SMS biz shall appoint Payment Business Solutions Sdn. Bhd.(“PBS”), a wholly owned subsidiary of Interpay International Group Ltd., which a wholly owned subsidiary of the Company, to be a major distributor of SMS Biz’s prepaid IDD long distance call products in Malaysia, and Yap and Chua shall jointly grant an option to the Company for the Company to acquire their entire shareholdings in SMS Biz in the future for an option consideration of 50,000 shares of the Company’s series C Preferred Stock (“Series C”), issuable by the Company upon SMS Biz, Yap and Chua fulfilling certain conditions (“Conditions”), and a final consideration of 20,000 shares of the Company’s Series D Preferred Stock (“Series D”) issuable by the Company upon the Company exercising the said option. Each of the Series C shares and Series D shares will be convertible to 100 shares of the Company’s common stock upon Yap and Chua meeting certain conditions as set forth in the BAA. As of the date of this Report, SMS Biz, Yap and Chua have not fully fulfilled the Conditions, and hence, the Series C and Series D shares have not yet been issued. The Conditions were originally expected to be fully fulfilled by SMS Biz, Yap and Chua by the end of September 2007. However, this is now delayed to the end of November 2007.

Purchase of Assets From Global Uplink Communications Ltd. (China)

On December 8, 2006, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd. (“APS China”), Global Uplink Communication Ltd. (“GUCL”), a company incorporated in Guangzhou, China, entered into a sale and purchase agreement (“SAPCN”) pursuant to which APS China will purchase from GUCL all the assets of its operating center located at 3 rd , 4th, and 5th Floor, No. 168 Longkou Xi Road, Guangzhou, China, (“Premises”) for a total cash consideration of Renminbi 1,500,000 (approximately $198,176), subject to certain conditions being fulfilled by GUCL, among which, GUCL shall transfer the employment of its existing staff to APS China and cause its shareholders to grant an option to APS China to acquire their entire shareholdings in GUCL in the future for a consideration of Renminbi 10 (approximately $1.32) upon acceptance of the option by APS China and a further sum of Renminbi 10 (approximately $1.32) upon APS China exercising the option. On January 26, 2007, APS China paid a sum of Renminbi 150,000 (approximately $19,817) being the first payment towards the purchase consideration, and was planning to pay the second and last payment of Renminbi 1,350,000 (approximately US$178,359) on or before April 30, 2007, and failing which, GUCL may terminate the SAPCN and APS may forfeit the first payment made. However, due to the non-fulfillment of certain conditions precedent to the close of the SAPCN, both parties have renegotiated the terms and conditions of the SAPCN and have reached and executed a supplemental agreement on August 31, 2007. As at the end of September 2007, APS China has made a total payment of Renminbi 1,480,000 ($196,076) to GUCL towards the settlement of the purchase consideration, as well as a payment of Renminbi 22,950 (approximately $ 3,232) being interest for non-settlement of the purchase consideration on or before March 31, 2007, and a payment of Renminbi 90,000 (approximately $ 11,890) being compensation to GUCL for non-completion of the SAPCN on or before April 30, 2007 and consideration for non-forfeiture of the first payment of Renminbi 150,000 (approximately $ 19,817) made by APS China. The Agreement was completed on October 24, 2007 by APS China for a final sum of Renmiunbi 20,000 (approximately $2,642) paid to GUCL

Acquisition of Global Uplink Ltd (Hong Kong)

On December 8, 2006, the Company’s wholly owned subsidiary in Hong Kong, Asia Payment Services (HK) Ltd. (“APSHK”), entered into a sale and purchase agreement (“SAPHK”) with Chen Yu Hua (“Chen”) and Peng Hai Tao (“Peng”), the shareholders of Global Uplink Ltd. (“GUHK”), a company incorporated in Hong Kong, for APSHK to acquire all their shareholdings in GUHK for a total cash consideration of HK$500,000 (approximately $64,020). On December 27, 2006, APSHK made an aggregate payment of HK$50,000 (approximately $6,402), being ten percent of the consideration sum, to Chen and Peng. The closing of the SAPHK is subject to certain conditions being fulfilled by the parties, among which, Chen shall be appointed as a member of the Board of Directors of the Company as well as the appointments of four executives to various positions of the Company for its China Market, Macau, Hong Kong and Taiwan (collectively known as “Greater China”) for a term of 5 years each with various sign-on fees and employee share options to entice and retain them. On May 1, 2007 and July 31, 2007, APSHK made further payments of HK$200,000 (approximately $25,608) and HK$240,000 (approximately $30,730), respectively, leaving a balance of HK$10,000 (approximately $1,280). Hence, the SAPHK has not been brought to a close as at the end of September 2007. However, the Agreement was closed on October 31, 2007 by the Company making the final payment of HK$10,000 (approximately $ 1,280) and appointing Chen as Chief Officer of Greater China for a term of 5 years, commencing on November 1, 2007, with a sign-on fee of 6,000,000 shares of the Company’s restricted common stock, an option to purchase 1,850,000 shares of the Company’s common stock at an exercise price of US$0.08 per share and such shares to be vested at a rate of 75,000 shares at the end of every three months over the 5-year employment period, commencing November 1, 2007 and a final vesting of 350,000 shares at the end of the 5-year contract. Chen will be compensated with an initial monthly salary of HK$65,000 (approximately $8,322) which may be revised upward at the end of each year of service. It was agreed that the intended appointment of Peng to be replaced with Li Xiang who has entered into a 5-year employment contract with APSHK for the position of Head of Finance for China and Hong Kong, commencing from November 1, 2007, with a sign-on fee of 1 million restricted shares and an employee option to purchase 500,000 shares at an exercise price of $0.08 per share and such shares to be vested at a rate of 25,000 shares per quarter for 20 quarters with the first 25,000 shares at the end of every three months over the 5-year employment period, commencing November 1, 2007. Ao Jing Guang and Xu Zhong were appointed as Head of Business Development, Greater China and Head of Operations in China, respectively, commencing from November 1, 2007. They were each granted 1,500,000 restricted shares of the Company as sign-on fees and an option to purchase 750,000 shares at an exercise price of $0.08 per share, vesting at a rate of 37,500 shares the end of every three months over the 5-year employment period, commencing November 1, 2007.

ET-China Ltd. (“ET China”)

In September 2005, the Company signed an agreement with ET-china Limited of Guangzhou, China to invest in an ecommerce system for the purpose of processing China pin-based debit cards from customers of ET-china. ET-china provides air and hotel booking services to individual and corporate travelers primarily in Guangdong, China. The agreement between ET-china and the Company is for both companies to cooperate to build out an ecommerce system in Shenzhen, China so that both ET-china’s customers as well as Asia Pay’s future merchant customers will have access to use this ecommerce payment processing system. In late 2005 and early 2006, the Company concluded that the planned investment had not been implemented as agreed. The Company consulted a Chinese legal counsel in Guangzhou, China advised that the investment agreement was ineffective from the legal standpoint. As a result, in mid-February, 2006 the Company sent a notice to Guangdong Et-China to refund the investment funds previously advanced. ET-China responded to the Company’s notice alleging that the Company had breached the contract by not paying in the balance sum of the investment amount. With the uncertainty of the claim at the time of the 2005 financial statements being prepared, the Company determined that such investment became impaired. The Company intends to vigorously pursue the Company’s claims by all appropriate legal means. In late 2006, the Company has identified a legal firm in Guangzhou whom the Company has retained to provide legal advices relating to the Company’s business matters in China. In March 2007, the Guangzhou legal firm gave the Company its assessment on the viability to seek refund of the Company’s investment funds through legal channels. Contrary to the previous Chinese legal firm whom the Company consulted, the Guangzhou legal firm is of the opinion that the agreement is effective under the Chinese laws, but that the other parties are in breach of the terms of the agreement. The Company’s Board of Directors reviewed this assessment during a Board Meeting held on March 22, 2007 and has instructed the Management to clarify certain aspects of the claims should the Company decides to proceed with the claims against the other parties to the agreement. The Chinese legal firm has since suggested several alternative courses of actions which the Company may wish to pursue with the objective of successfully claiming for the loss on the Company’s investment with minimum risk of incurring further financial loss. The Board of the Directors discussed this matter at its meeting on July 22, 2007 and has deferred the making of a final decision as to how best to proceed to assert the Company’s claims against ET-China and/or the other parties to the agreement.

Loyalty-Rewards Card Program In Co-operation With Global Uplink Communications Ltd

On January 1, 2007, Asia Payment Systems (China) Co. Ltd., entered into a co-operation agreement to jointly develop a loyalty-rewards card program to be launched in the second quarter of 2007, pending the completion of the Processing Center in the Science City in Guangzhou. Both parties will share costs and revenues on a certain proportions and such card program is to target at the high spending individuals who entertain frequently on business in restaurants and other service establishments. The Company will initially focus on the issuance of the loyalty-reward cards and the recruitment of participating service establishments in Guangzhou and intends to progressively expand to other cities in Guangdong Province, and ultimately, to other major cities in China. The launch of the loyalty card (which is to be branded as “BP Card”) is delayed to the end of October 2007 due to shortage of point of sales electronic data capture terminals.

Other Developments

None

Recent Financial Results

Revenue of Processing Business Unit
(i) In Other Asia Markets

During the three-month period ended September 30, 2007, the Processing Business Unit in Other Asia Markets, which currently comprises of all the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of this Report), and Asia Payment Systems (Hong Kong) Ltd. in Hong Kong reported a net revenue of $222,181, as compared to $12,911 recorded for the corresponding three-month period ended September 30, 2006, a 17-fold increase. For the nine-months period ended September 30, 2007, the Processing Business Unit reported net revenue of $510,175, as compared to $60,429 for the corresponding period in 2006, an increase of 744%. Cardtrend Systems, which entered into a new processing service agreement with DFS Okinawa, began to recognize the transactional fees charged to DFS Okinawa as its revenue from January 1, 2007 onwards. During the three-month and nine-month periods ended September 30, 2007, Cardtrend Systems continued to receive maintenance fees from its existing clients which include Shall East-Zone, Bank Islamic Brunei Darussalam and other operators of payments cards and loyalty-rewards cards. During the three-month period ended September 30, 2007, the Processing Business Unit in Other Asia Markets recorded total cost of services of $47,814, as compared to $2,690 for the corresponding three-month period ended September 30, 2006, an increase of approximately 1,677%, thereby generating a gross profit of $174,367 for this reporting period as compared to $10,221 for the corresponding period in 2006, a 17-fold increase. The gross margin for this business unit in Other Asia Markets for this reporting period was 40% as compared to 79% for the corresponding three-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, the Processing Business Unit in Other Asia Markets recorded total cost of services of $130,644, as compared to $22,142 for the corresponding nine-month period ended September 30, 2006, an increase of approximately 490%, thereby generating a gross profit of $379,531 for this reporting period as compared to $38,287 for the corresponding period in 2006, a 10-fold increase. The gross margin for this business unit in Other Asia Markets for this reporting period was 74% as compared to 63% for the corresponding nine-month period ended September 30, 2006 . The improvement of the gross margin was due to the revenue generated by Cardtrend Systems Sdn. Bhd., the new subsidiary which we acquired at the end of October 2006.

ii)  China Market

By the end of July 2007, Asia Payment Systems (China) Co. Ltd., the Company’s wholly owned subsidiary in Shanghai, China, had completed the setting up of the processing center in the Science City in Guangzhou, China at a total cost of about $70,000, excluding the costs of software for the processing of credit cards, cash cards, debit cards, loyalty cards and prepaid top-up transactions, which is supplied and installed by Cardtrend Systems. As Asia Payment Systems (China) is expecting to begin the processing of the loyalty-rewards cards to be launched by Global Uplink Communications Ltd. in Guangzhou by the end of October 2007 (a delay of one month from previously reported due to the delay in purchasing sufficient number of electronic terminals for card acceptance at the participating merchants), the Processing Business Unit in China Market did not record any revenue during this reporting period.

Revenue of Prepaid Business Unit

(i)  In Other Asia Markets

During the three-month period ended September 30, 2007, the Prepaid Business Unit in Other Asia Markets, which currently comprises two subsidiaries of ours in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd., and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $225,155, the corresponding total cost of the prepaid products was $221,574, thereby generating a gross profit of $3,581, a gross margin of approximately 1.62% .The net revenue for the nine-month period ended September 30, 2007 was $701,539 and the cost of the prepaid products was $690,156, thereby generating a gross profit of $11,383, a gross margin of approximately 1.65% . The Prepaid Business Unit did not exist during the same corresponding three-month and nine-month periods ended September 30, 2006.

(ii)  China Market

As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market. The Company plans to do so as soon as the Company has available funds to conduct such business in conjunction with the Company’s strategic alliance partner, Global Uplink Communications Ltd. in Guangzhou.

Cards Business Unit
(i)  In Other Asia Markets

During the three-month and nine-month periods ended September 30, 2007, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty-rewards cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, did not declare any dividend. Hence, this Business Unit did not report any income for this reporting period. Asia Payments did not have this Business Unit during the same corresponding periods ended September 30, 2006.

(ii)  In China Market

As of the date of this Report, the Company has not begun to conduct Cards Business in China.

Consolidated Revenues and Operating Expenses

On a consolidated basis, the Company recorded total net revenue of $447,336 and $1,211,714 for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to $12,911 and $60,429, respectively, for the same corresponding periods ended September 30, 2006, a 35-fold and 20-fold increase, respectively. The corresponding total costs of goods sold and services rendered for the three-month and nine-month periods ended September 30, 2007 was $269,388 and $820,800, respectively, as compared to $2,690 and $22,142, respectively, for the same corresponding periods ended September 30, 2006. Hence, the total gross profits of the Company for the three-month and nine-month periods ended September 30, 2007 was $177,948 and $390,914, respectively, (giving a gross margin of approximately 40% and 32%, respectively), as compared to $10,221 and $38,287, respectively, (gross margin of 79% and 63%, respectively), for the same corresponding periods ended September 30, 2006, a 17-fold and 10-fold increase, respectively. The improvement of the net revenue was due to the net revenues generated by Cardtrend Systems Sdn. Bhd and Payment Business Solutions Sdn Bhd (a subsidiary of Interpay International Group Ltd.) both new subsidiaries which we acquired at the end of October 2006 and early December 2006, respectively.

The Company incurred total operating expenses of approximately $804,436 and $2,095,351 for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to $878,785 and $2,783,632, respectively, for the same corresponding periods ended September 30, 2006, a decrease of $74,349 (or 8%) and $688,281 (or 25%), respectively. The decrease of operating expenses was primarily contributed by the decrease in the stock based compensation.

Financing expense for the three-month and nine-month periods ended September 30, 2007 was approximately $469,606 and $469,911, respectively, as compared to $44,137 and $101,397 for the same corresponding periods in 2006, an increase of 964% and 363%, respectively. This expense incurred resulting mainly from 11 convertible on-demand loans obtained from January 2007 to September 2007 amounting to $805,000. All the convertible loans bear an interest rate of 10% per annum. The lenders of these loans may not convert the convertible loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares of common stock but they will have the option to convert any money advanced and/or interest in arrears into Units priced at between $0.039 to $0.09 per share of the Company’s common stock or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. Prior to July 24, 2007, the Company did not record any intrinsic value of the beneficial conversion feature of the convertible loan obtained prior to that date because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 authorized shares and that the conversion price can not be determined until conversion takes place. For the three-month period ended September 30, 2007, the Company recorded intrinsic values amounting to $193,469 and $611,993 for warrants and beneficiary features, respectively totaling to $805,462 for all the convertible loans obtained during the nine-month period ended September 30, 2007.

During the three-month and nine-month periods ended September 30, 2007, the Company did not issue any common stock for consulting services as compared to 150,000 and 281,000 shares, respectively, issued during the corresponding periods ended in 2006. For the three-month period ended September 30, 2007, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount $203,272 and to consultants in the amount of $160,354 a total of $363,626, as compared to $390,245, $209,263 and $599,508 respectively, expensed for the corresponding three-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, the company expensed stock-based compensation from stock options to directors, officers and employees in the amount $375,945 and to consultants in the amount of $499,395, a total of $875,340 as compared to $1,265,442, $766,228 and $2,031,670, respectively, expensed for the correspondence nine-months period ended September 30, 2006.

Net loss for the three-month and nine-month periods ended September 30, 2007 was $1,049,738 and $1,791,158, respectively , as compared to $1,194,154 and $3,128,195, respectively, for the corresponding three-month and nine-month periods ended September 30, 2006, a decrease of $144,416 (or 12%) and $1,337,037 (or 43%), respectively. This was mainly due to decrease in stock based compensation and the gain in derivative liabilities. The comprehensive loss for the three-month and nine-month periods ended September 30, 2007 was $1,029,038 and $1,748,838, respectively, as compared to $1,194,154 and $3,131,258, respectively, for the corresponding three-month and nine-month periods ended September 30, 2006, a decrease of 14% and 44%, respectively.

Liquidity And Capital Resources

As of September 30, 2007, the Company had cash of $72,789, as compared to the ending cash balance at of December 31, 2006 in the amount of $343,262, a decrease of $270,473 (or 79%).

Net cash used in operating activities was $751,563 for the nine-month period ended September 30, 2007, compared to $450,522 for the same corresponding period in 2006. The increase in net cash used in operations were mainly for settlement of professional fees and operating expenses.

Net cash used by investing activities was $393,357 for the nine-month period ended September 30, 2007, compared to zero for the same corresponding period in 2006. The cash were mainly invested in acquisition of assets comprise of office furniture, computers and office equipment from Global Uplink Communication in China as mentioned in more details in the earlier “ On-going Development “ section.

Net cash provided by financing activities was $832,127 for the nine-month period ended September, 2007, compared to $741,554 for the corresponding period in 2006. The cash was mainly obtained from issuance of convertible promissory notes which were used to fund the operating activities.

As of September 30, 2007, total current liabilities exceeded total current assets by $518,506 compared to $966,150 at December 31, 2006. Shareholders, directors and related party advances comprise $164,184 of the current liabilities at September 30 2007, compared to $514,269 at December 31, 2006. As of September 30, 2007, current liabilities, include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $140,584 owing to Kok Keng Low, a director and Chief Technology Officer of the Company, who was the principal shareholder of Cardtrend Systems Sdn. Bhd., $8,081 owing to Robert G. Clarke, the Chairman of the Board, and $30,132 owing to King K. Ng, the President and Chief Executive Officer. All these loans are non-interest bearing and no fixed term of repayment, due upon demand.

Financial Condition

As of September 30, 2007, the Company’s consolidated cash and cash equivalents totaled $72,789. Cardtrend International Inc. had a cash balance of $3,405 while Cardtrend Systems, Interpay International Group of companies, Asia Payment Systems (HK), Asia Payment Systems (Singapore) and Asia Payment Systems (China) had a cash balance of $16,234, $3,411, $35,845, ($30) and $13,924, respectively, which are reserved by the respective subsidiaries to meet their commitments and on-going requirements. Because of the strategic importance to set up the office in Shanghai, the Processing Center in Guangzhou as well as the business development related expenses and the pre-operating expenses in the Business Processing Business in China and the purchase of the assets from Global Uplink communications Ltd. in Guangzhou, Asia Payment Systems (China) has spent approximately $270,000 of its paid up capital of $400,000 during the nine-months period ended September 30, 2007, in addition to approximately $100,000 spent in the year 2006. In order to meet the Company’s filing requirements, the Company has spent about $250,000 cash in the nine-months period ended September 30, 2007 to settle part of the fees billed by the two accounting firms, valuation firm and legal firm relating to the audit for the year ended December 31, 2006 as well as for the reviews of the financial statements for the quarters ended March 31, 2007 and June 30, 2007. The Company also funded the payment of HK$490,000 (approximately $62,740) for the acquisition of Global Uplink Ltd. in Hong Kong during the nine-months period ended September 30, 2007. The Company funded all these expenditures from a total amount of $805,000 convertible loans obtained during the nine-months period ended September 30, 2007. The Company believes that with the exception of Asia Payment Systems (China) which require an additional working capital of $200,000, Etop Services (Malaysia) and Interpay Asia, other subsidiaries have sufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of September 30, 2007, the Company had a working capital deficit of $518,506 and an accumulated deficit of $13,205,760 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company has funded and will continue to fund the acquisitions and mergers by the issuance of the Company’s Common stock, the Company requires additional cash to meet on-going operating expenses. To date, the Company’s primary source of funds has been equity investments and shareholders’ and directors’ advances, and this trend is expected to continue over the next quarter. The Company does not currently have any agreements with investors or the Company’s shareholders or directors for future equity investment. The Company expects to raise such additional capital through additional private financings, as well as borrowings and other resources. The Company may also raise additional funds in a public offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in further dilution of the Company’s stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, the Company will be required to further curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require the Company to relinquish rights that the Company would not otherwise relinquish. Since much of the information contained in this report herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

Contractual Obligations

The following summarizes significant contractual obligations of the Company as of September 30, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

The conversion of 3,500,000 shares of Series A Preferred stock to 17,500,000 shares of the Company’s common stocks of the Company upon the effective date of the increase of the authorized shares of the Company’s common stocks to 250,000,000 shares, which, the Company believes, will have no impact on the Company’s liquidity and cash flow in the future periods;

The conversion of 2,500,000 shares of Series B Preferred stock to 25,000,000 shares of the Company’s common stocks of the Company upon the effective date of the increase of authorized shares of the Company’s common stock to 250,000,000 shares which, the Company believes, will have no impact on the Company’s liquidity and cash flow in the future;

The payment of Renminbi 20,000 (approximately US$2,642) in October 2007 to Global Uplink Communications Ltd. for the purchase of the assets in the Operating Center in Guangzhou, which, the Company believes, will have no impact on the Company’s liquidity and cash flow in the future periods ;

The payment of Hong Kong Dollar 10,000 (approximately US$1,280) in October 2007 to the shareholders of Global Uplink Ltd. in Hong Kong for the acquisition of their entire shareholdings in Global Uplink Ltd. which, the Company believes, will have no impact on the Company’s liquidity and cash flow in the future periods; and

The issuance of 50,000 shares of Series C Preferred stock and the subsequent conversion of such shares to 5,000,000 shares of common stocks of the Company, which, the Company believes, will not have any impact on the Company’s liquidity and cash flow in the future periods.

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

Trends, Risk And Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factor That May Affect Future Results

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

Evaluation of Disclosure Controls and Procedures

(a) As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

As previously disclosed in our Current Reports on Form 8-K, filed on August 8, 2007, and Note 15 to our audited consolidated financial statements for the year ended December 31, 2006, as a result of the examination of our financial statements by our independent registered public accounting firm, we determined that the following accounting and disclosure errors were made:

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

The Company incorrectly computed the intrinsic value of the convertible loans obtained in the second and third quarters of 2006.

Based on the impact of the aforementioned accounting errors, we filed the restated consolidated financial statements for the year ended December 31, 2006 and the nine months ended September 30, 2006 during the third quarter of 2007.

(b)  Changes in Internal Controls.

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Subsequent to the filing of the 10QSB for the quarter ended June 30, 2007 and the 10QSB/A for the quarter ended March 31, 2007, the Company implemented the following additional measures to address the identified material weaknesses stated above:

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

We have developed checklists delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and reviewed. Specific checklist has been developed for non quarter end months, quarter end months, and the annual close. These checklists have been implemented in the 3 rd quarter 2007 close process and utilized in the preparation of the 3 rd quarter 2007 Form 10-QSB and subsequent period ends. As at the date of this Report, the Company’s finance and accounting team comprises a Chief Financial Officer with extensive financial reporting experience and three full-time accounting executives in Kuala Lumpur, Malaysia and one in Shanghai, China The Company feels that the Company’s current finance and accounting team has contributed significantly to the improvement of the quality of current periods’ financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

The Company did not repurchase any of the Company’s common stocks during the nine-months period ended September 30, 2007 covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 17, 2007, the Company obtained the votes of a majority of the shareholders of all classes of the Company’s common stocks in favor to (i) increase the authorized number of common stock from 50,000,000 to 250,000,000 shares and (2) change the name of the Company from Asia Payment Systems, Inc. to Cardtrend International Inc. The changes were effective July 24, 2007.

On August 16, 2007, the Company’s stock symbol in the NASD OTC was changed from “APYM” to “CDTR”.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

10.1    Employment Contract of Chen Yu Hua*

10.2	Employment Contract of Ao Jing Guang*

10.3	Employment Contract of Xu Zhong*

10.4	Employment Contract of Li Xiang*

10.5	Exclusive Service Agreement With Global Uplink Communications Ltd. (Translated)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Management Contracts

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2007.

CARDTREND INTERNATIONAL INC.
(Formerly Asia Payment Systems, Inc.)
(Registrant)

By: KING K. NG
      King K. Ng
      Chief (Principal) Executive Officer

By: THOMAS CL WONG
      Thomas CL Wong
      Chief (Principal) Financial Officer