Form 10KSB
period 2007-12-31
CARDTREND INTERNATIONAL INC.
filed 2008-04-15
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended - December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________to _________

Commission File No. 000-30013

CARDTREND INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	98-0204780
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

800 5thAvenue, Suite 4100, Seattle, WA	98104
(Address of small business issuer’s executive)	(Zip Code)

Issuer’s Telephone Number:(206) 447-1379

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes  [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.) [  ] Yes  [ x ] No

State issuer’s revenues for its most recent fiscal year. $1,727,392

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  At April 10, 2008 was $6.16 Million.

As of April 10, 2008, there were 144,981,746 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. None.

Table of Contents

PART I

ITEM 1. DESCRIPTION OF BUSINESS	4
History	4
Strategy	5
Products and Services	5
New Developments	6
Ongoing Developments	7
Other Developments	8
The Market and Competition	8
Employees	9
Our Facilities	9
Risk Factors	10
ITEM 1B. UNRESOLVED STAFF COMMENTS	12
ITEM 2. DESCRIPTION OF PROPERTY	12
ITEM 3. LEGAL PROCEEDINGS	12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	13
Dividends	13
Unregistered sales of securities	14
ITEM 6. MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION, PLAN
AND RESULTS 0F OPERATIONS	16
Business Review	16
Management Initiatives and Plans	17
Company’s Outlook	18
Results of Operations	20
Liquidity and Capital Reserve	20
Financial Condition	21
Contractual Obligations	21
ITEM 7. FINANCIAL STATEMENTS	22
Consolidated Financial Statements	22
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCE DISCLOSURE	45
ITEM 8A (T). CONTROLS AND PROCEDURES	45

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	46
Executive Officers and Directors	46
Audit Committee and Charter	47
Audit Committee Financial Expert	47
Compliance with Section 16(a) of the Exchange Act.	48
Code of Ethics	48
ITEM 10. EXECUTIVE COMPENSATION	48
Compensation of Officers	48
Executive Compensation Agreements	50
Outstanding Equity Awards at Fiscal Year End for Named Executives	52
Retirement, Resignation and Termination Plans	52
Directors’ Compensation	52
Options Granted in Last Fiscal Year (Individual Grants)	52
Indemnification	53

FORWARD LOOKING INFORMATION

     Our disclosure contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate”, “expect”, “potential”, “continue”, “intend,” “plan”, “may”, “will”, “should”, “we believe”, “our company believes”, “management believes” or other similar expressions or language. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this Part I or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements, including those matters discussed under the heading “Risk Factors” below. Our actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

     As used in this Annual Report on form 10-KSB, “Company,” “us,” “we,” “our” and similar terms means Cardtrend International Inc. a Nevada corporation.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     Cardtrend International Inc. (“Cardtrend”), formerly known as Asia Payment Systems, Inc., is a provider of products and services in the payments and loyalty rewards industries in Asia countries, with special focus in China. It was incorporated in the State of Nevada on October 2, 1998, and maintains its principal executive office at 800 5 th Avenue, Suite 4100, Seattle, WA 98104. We group our businesses under three synergistic business units: Processing Business Unit, Cards Business Unit and Prepaid Business Unit. We develop and own a range of card management software (“CMS”) which , in addition to being licensed to operators and acceptors of payment cards (credit cards, debit cards and prepaid cards of international brands such as MasterCard and Visa Cards or proprietary brands) and loyalty cards (cross industries or multiple stores) or distributor of prepaid products, are being used to provide data processing out-sourcing (“DPO”) or data processing in-sourcing (“DPI”) services to such operators and acceptors. We make use of our card operational and technical know-how to provide technical services and business processes out-sourcing (“BPO”) services to operators of payment cards and loyalty cards and distributors of prepaid products/services. We form joint-venture companies in Asia countries to operate payment cards business, loyalty cards business or prepaid products distribution business. We provide technical and/or management services to our joint-venture companies. In almost all instances, we also provide CMS to our joint-venture companies.

Our History

     In August 1999, we, then known as Asia Alliance Ventures, Inc., entered into a joint venture agreement with Shandong Hengtong Chemical Industrial Company, Ltd. (“Shandong Industrial”), a large, established company in Linyi City, partially owned by the People’s Republic of China (“China” or “PRC”) and located in the southeast of Shandong Province. Together with Shandong Industrial, we formed Shandong Hengtong Development Chemical Co. Ltd (“Shandong Development”) as our joint venture enterprise. The purpose of the joint venture was to acquire and run the nitrogen fertilizer plant of Shandong Industrial, to expand the fertilizer operations by adding power generation plants and to acquire other fertilizer plants. From 1999 to mid 2003, our former management attempted unsuccessfully to raise $13 million, which was to be our contribution to the joint venture.

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

     In September 2004, we completed the development of our credit card transaction processing systems (“ApayCard”) integrating with Triversity retail POS system. In December 2004, we commenced providing our third party credit card transaction processing services to a duty free retailer in Okinawa, Japan, DFS Okinawa KK, using ApayCard system, generating our maiden revenue. This marked the beginning of our business in the payments industry in Asia.

     In October 2005, we established a wholly owned subsidiary in Shanghai, China, known as Asia Payment Systems (China) Co. Ltd. (“APS China”), to facilitate the development of our intended business in China.

     In October 2006, we acquired Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”), a company incorporated in Malaysia which has developed card processing systems selling to operators of credit cards, prepaid cards, debit cards, loyalty cards and airtime reloads. Its customers are multinational companies in Asia like Shell and other national and regional oil companies, banks and telecommunication services companies. It has been awarded the Multimedia Super Corridor (MSC) status by the Government of Malaysia and enjoys tax-free benefit.

     In December 2006, we completed the acquisition of Interpay International Group Ltd. (“IIG”), a holding company of various companies in Asia involving in the payment cards (credit cards and prepaid cards) and loyalty cards (discount cards, bonus reward cards and rebate cards) industries. It has a joint venture credit card company a loyalty card company and a prepaid card distribution company in Malaysia.

     In July 2007, in order to reflect the expanded business scope (see ‘Strategy’ section below) of the Company, we changed our name to Cardtrend International Inc., and our stock is now traded under the symbol “CDTR.OB”.

Our Strategy

     From November 2006 onwards and throughout the fiscal year ended December 31, 2007, we implemented our new strategic direction (“New Strategy”) developed in the summer of 2006 soon after we had appointed Mr. King K. Ng as our President and CEO. The New Strategy, which calls for a clear definition of our business in order to move forward, is as follows:

. We will grow by forming strategic alliances with and/or merging with and/or acquiring existing payments business related companies in Asia by cash and/or share exchanges considerations and we will concentrate in providing business processes out-sourcing (“BPO”), data processing out-sourcing (“DPO”) and data processing in-sourcing (“DPI”) services to small- and mid-size operators and acceptors of payment cards and loyalty cards throughout Asia while continuing a primary focus on China, and expand our scope of business to include the issuance of payment cards and loyalty cards and the sale/distribution of prepaid products and services to Asian consumers at large.

     The New Strategy has yielded the following results since being implemented:

. The merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”), a Malaysia based IT company that provides system solutions for operators of payment cards and loyalty cards, on October 31, 2006;
. The strategic alliance with and an option to acquire SMS Biz Sdn. Bhd.(“SMSBIZ”), a Malaysia based company that issues telecommunications prepaid cards, on November 8, 2006;
. The acquisition of Interpay International Group Ltd. (“IIG”), a BVI based holding company of a group of subsidiaries and associate companies which are operators of payment cards and loyalty cards, on December 7, 2006;
. The strategic alliance with, and an option to acquire, Global Uplink Communications Co. Ltd. (“Uplink China”), a Guangzhou, China based company that provides BPO services and issues loyalty cards, on December 18, 2006;
. The acquisition of Global Uplink Ltd. (“Uplink HK”), a Hong Kong based company that markets BPO services, on October 31, 2007; and
. The grouping of our businesses into three distinct business units which complement one another: Processing Business Unit, Cards Business Unit and Prepaid Business Unit.
. A significant increase in our revenue for the fiscal year ended December 31, 2007 over that of 2006 and 2005.

Our Products and Services

     Our products and services being offered to corporations and consumers in Asia, including China, are:

1.

Processing Business - Provision of business processes out-sourcing (“BPO”), data processing outsourcing (“DPO”) and data processing in-sourcing (“DPI”) services to operators and acceptors of payments cards (credit cards, debit cards and prepaid cards) and loyalty cards and distributors of prepaid products/services;

2.

Cards Business - Issuance of payments cards (credit cards, debit cards and prepaid cards) and loyalty cards to corporations and individuals; and acquiring payment cards’ and loyalty cards’ transactions from participating merchants; and

3.	Prepaid Business - Distribution and sale of prepaid products and services to corporations and individuals.

1. Processing Business

     We commenced offering credit card transaction processing in-sourcing services to DFS Okinawa, a duty free retailer in Japan in late 2004. The merger in late October 2006 with Cardtrend Systems which has developed card management and processing systems resulted in the Company now able to provide DPO and DPI services beyond credit card transaction processing. Prior to the mergers, Cardtrend Systems had provided its systems, on licensing basis to use its software, to operators of payment cards, loyalty cards and telecommunications prepaid services in Asian countries (Malaysia, Thailand, Philippines, Brunei, Indonesia, Hong Kong, Macau and New Zealand). Such operators comprise petrol companies, financial institutions and prepaid products sales companies which, on a combined basis, have millions of customers making payments to them and/or obtaining loyalty bonus points from them. Cardtrend continues to receive system maintenance fees from majority of these customers. After the merger, Cardtrend, which will continue the licensing of its card software, has begun to provide DPO and DPI services to customers. It bills the DPO and DPI customers a one-time set-up fee plus a monthly fee based on the number of transactions processed or a share on the customers’ revenues.

     With the acquisition of Interpay International Group Ltd., we gained the capabilities of providing consultancy and business processes out-sourcing (“BPO”) services to operators of payments cards and loyalty cards. We will also provide BPO services to financial institutions and corporations in other aspects of operational related processes in the management of payment cards and loyalty cards. We charge our customers professional service fees on a time and material basis.

     With the strategic alliances we have formed with Global Uplink, APS China now offers BPO services in telephone call handling and telemarketing sales of credit cards and loyalty cards, as well as the distribution of such cards on-behalf of our customers. With the setting up of the Data Processing Center in the Science City in Guangzhou, China, APS China has begun the DPO services in China, with Global Uplink being its first customer.

2. Cards Business

     With the capabilities we have acquired through the merger with Cardtrend Systems and the acquisition of IIG, we are in a position to form joint venture companies to issue payments cards to corporations and individuals in Asian countries. The payments cards issued or to be issued through our subsidiaries and associated companies are multi-purpose prepaid cards, charge cards and credit cards using international brands such as MasterCard and/or Visa, as well as proprietary brands for nation-wide use or single purpose use such as gift cards. For the issuance of credit cards, our subsidiaries and associated companies will align with financial institutions to provide revolving credit facilities to their cardholders. Revenues are earned from card fees, interchange fees, merchant discount fees, cash advance fees and interest income.

     We are also in a position to form joint venture companies to issue loyalty cards to consumers in Asian countries. The loyalty cards issued or to be issued by us through our subsidiaries and associated companies are multi-purpose point-based cards which are honored by merchants of different industries. Revenues are earned from card fees and merchant commissions.

3. Prepaid Business

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

New Developments

1. Issuance of BP Cards in co-operation with Global Uplink Communications Ltd. in China

     On January 1, 2007, Asia Payment Systems (China) Co. Ltd. (“APS China”), entered into a co-operation agreement with Uplink China to jointly develop a loyalty card program to be tested on a pilot basis in the second quarter of 2007, pending the completion of the Data Processing Center in the Science City in Guangzhou. Both parties will share costs and revenues on a certain proportions and such card program is to target at the high spending individuals who entertain frequently on business in restaurants and other service establishments. APS China will initially focus on the issuance of the loyalty cards (branded as BP Card) and the recruitment of participating merchants in Guangzhou and intends to progressively expand to other major cities in China. The launch of BP Cards was delayed to the end of October 2007 due to shortage of point of sales electronic data capture terminals. It was launched in November 2007.

2. Setting-up of a data processing center in Guangzhou, China

     In February 2007 APS China rented a premise in the Science City in Guangzhou, China, for the setting-up of a data processing center with the installation of the loyalty-rewards card system supplied and installed by Cardtrend Systems. The total capital investment excluding the software was about $70,000. Cardtrend Systems continues to supply and install the prepaid card system, credit card system and the airtime reloads system. The Data Processing Center has begun processing the Global Uplink BP Cards on a pilot basis from June 2007 until it was launched in November 1, 2007.

3. Joint Venture Agreement to form a card company in Mongolia

     On May 2, 2007, Asia Payment Systems (HK) Ltd.(“APS HK”), the Company’s wholly owned subsidiary incorporated in Hong Kong, signed a joint venture agreement with two Mongolian individuals to form a payment card company in Mongolia, called Interpay Co. Ltd. APS HK will purchase the Card Management System (“CMS”) from Cardtrend Systems Sdn. Bhd., our wholly owned subsidiary in Malaysia, for $250,000 and will then sell the CMS to Interpay Co. Ltd. for $250,000 and install it in the office of Interpay Co. Ltd. which is located in Ulaan Baatar, the capital city of Mongolia. Instead of paying APS HK $250,000 for the CMS installed, Interpay Co. Ltd. will issue a certificate evidencing APS HK’s 50% interest in Interpay Co. Ltd. which will have a paid up capital of $500,000. Interpay Co. Ltd. is targeting to launch Interpay Credit Card with Anod Bank in Mongolia in February 2008. It will also sign up merchants to accept the Interpay Credit Cards in Mongolia through traditional point of sales electronic data capture terminals, mobile phone and internet. As of December 31, 2007, our contribution of the capital had not been completed as the CMS which had been installed at the office of Interpay Co. Ltd. in Mongolia, was under going user’s acceptance test. As at the time of this report, the CMS had been installed, tested and accepted by Interpay Co. Ltd. and we are in the process of obtaining the certificate evidencing APS HK’s interest in Interpay Co. Ltd. Anod Bank and Interpay Co. Ltd. have jointly commenced the issuing the Interpay Credit Cards and signed up merchants to accept the Cards in March 2008. Interpay Credit Cards are accepted in Mongolia only. There are plans for Anod Bank and Interpay Co. Ltd. to issue internationally accepted credit cards using international brands such as MasterCard and/or Visa.

4. Purchase of operating assets from Global Uplink Communications Ltd. in China

     On October 24, 2007, the Company’s wholly owned subsidiary in China, Asia Payment Systems (China) Co. Ltd. (“APS China”), completed the purchase of operating assets (comprises computer, telephonic and office equipment, furniture and fixture) from Global Uplink Communication Ltd. (“Uplink China”), a company incorporated in Guangzhou, China, pursuant to a sale and purchase agreement (“SAPCN”) entered into between the parties on December 8, 2006. With effect from such date, APS China owns all the said assets which are located at 3 rd, 4 th, and 5 th Floor, No. 168 Longkou Xi Road, Guangzhou, China, (“Premises”). The total cash consideration paid was Renminbi 1,500,000 (approximately $198,176). Uplink China is in the process of transferring the leases of the Premises and the employment of its existing staff to APS China’s branch in Guangzhou. Due to the delay on APS China’s part to complete the purchase of such assets by March 31, 2007, APS China paid Uplink China a sum of Renminbi 22,950 (approximately $ 3,232) representing interest for such delay, and a sum of Renminbi 90,000 (approximately $ 11,890) representing compensation for non-completion of the SAPCN on or before April 30, 2007.

5. Option to acquire Global Uplink Communications Ltd. in China

     On October 24, 2007, APS China entered into an agreement with the shareholders of Uplink China and paid a consideration of Renminbi 10 (approximately $1.32) for an option to acquire Uplink China for a further consideration of Renminbi 10 (approximately $1.32) within 10 years from such date.

6. BPO Service Agreement with Global Uplink Communications Ltd. in China

     On October 24, 2007, APS China entered into an agreement with Uplink China for the provision of BPO services for an initial term of 10 years from November 1, 2007. This marked the maiden revenue we earned in China.

7. Conversion of shares of Series A and Series B preferred stock to shares of common stock

     On October 24, 2007, the Board of Directors approved the conversion of all the 3.5 million shares of the Series A Preferred Stock and 2.5 million shares of the Series B Preferred Stock (6 million shares in total) into 17.5 million and 25 million shares of the Company’s common stock, respectively, (42.5 million shares of the Company’s common stock in total) pursuant to the Share Exchange Agreements dated May 22, 2006 and September 28, 2006, for the acquisitions of IIG and Cardtrend Systems., respectively. However, the issuance of the shares of Common Stock was still pending as at December 31, 2007. As at the time of this report, all the shares of the Series A Preferred Stock as well as the Series B Preferred Stock have been converted and a total of 42.5 million shares of the Company’s common stock were issued on January 22, 2008 and delivered to the respective shareholders.

8. Acquisition of Global Uplink Ltd. in Hong Kong

     On October 31, 2007, the Company’s wholly owned subsidiary in Hong Kong, APS HK, completed its acquisition of Uplink HK pursuant to the sale and purchase agreement (“SAPHK”) it had entered into with the shareholders of Uplink HK, Mr. Chen Yu Hua and Peng Hai Tao on December 8, 2006. Uplink HK is a company incorporated in Hong Kong and acts as the marketing arm of Uplink China’s BPO services. APS HK paid a total cash consideration of HK$500,000 (approximately $64,610) for the acquisition.

The purchase price as of the acquisition date of October 31, 2007 was allocated as follows:

Current assets	$10,228
Fixed assets	-
Goodwill	64,610
Less: Liabilities acquired	(10,228)
Purchase Price	$64,610

     The following unaudited pro forma results of operations for the year ended December 31, 2007 and 2006 assume that the acquisition of Global Uplink Ltd occurred on January 1, 2007 and January 1, 2006 respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Dec 31, 2007	Dec 31, 2006
Net Revenue	$1,820,509	$450,709
Net loss	(3,106,223)	(3,982,884)
Loss per common share	(0.06)	(0.11)

9. Appointment of Chen Yu Hua as Chief Officer of Greater China

     On October 31, 2007, the Company entered into a 5-year employment contract with Chen Yu Hua (“Chen”) commencing November 1, 2007. 6,000,000 shares of restricted common stock were issued to Chen for the sign-on fee as our Chief Officer of Greater China. Such shares have a fair value of $480,000 based on $0.08 per share, the closing market price of our common stock on November 1, 2007. Chen was also granted options to acquire 1,850,000 shares of the Company’s common stock at an exercise price of $0.08 per share under the Company’s 2007 Non-qualified Stock Option Plan. 1,500,000 shares of such stock options shall be vested equally at the end of every three months over the 5-year employment period from the commencement date of his employment and 350,000 shares shall be vested at the end of the contract.

10. Appointments of senior staff for China Market

     On October 31, 2007, APS HK entered into a 5-year employment contract each with Ao Jing Guang, Xu Zhong and Li Xiang and granted them a total of 4,000,000 shares of restricted common stock as sign-on fees (the total fair value of such shares is computed to be US$320,000 based on $0.08 per share, the closing market price of our common stock on November 1, 2007) plus options to acquire a total of 2,000,000 shares of the Company’s common stock at an exercise price of $0.08 under the Company’s 2007 Non-qualified Stock Option Plan. Such stock options shall be vested equally at the end of every three months over the 5-year employment period from the commencement date of their employment.

On-going Developments

1. Business Alliance Agreement with SMS Biz Sdn. Bhd. (“SMSBIZ”) in Malaysia

     On November 28, 2006, the Company, SMS Biz Sdn. Bhd. (“SMS Biz”), a company incorporated in Malaysia, Yap Kit Chuan (“YAP”) and Chua Tong Ling (“CHUA”), the shareholders of SMS Biz, entered into a business alliance agreement (“BAA”) pursuant to which, SMS biz shall appoint Payment Business Solutions Sdn. Bhd.(“PBS”), a wholly owned subsidiary of IIG, to be a major distributor of SMS Biz’s prepaid IDD long distance call products in Malaysia, and Yap and Chua shall jointly grant an option to the Company for the Company to acquire their entire shareholdings in SMS Biz in the future for an option consideration of 50,000 shares of the Company’s series C Preferred Stock (“Series C”), issuable by the Company upon SMS Biz, Yap and Chua fulfilling certain conditions (“Conditions”), and a final consideration of 20,000 shares of the Company’s Series D Preferred Stock (“Series D”) issuable by the Company upon the Company exercising the said option. Each of the Series C shares and Series D shares will be convertible to 100 shares of the Company’s common stock upon Yap and Chua meeting certain conditions as set forth in the BAA. As of the date of this Report, SMS Biz, Yap and Chua have not fully fulfilled the Conditions, and hence, the Series C and Series D shares have not yet been issued. The Conditions were originally expected to be fully fulfilled by SMS Biz, Yap and Chua by the end of September 2007. However, this was further delayed. On January 21, 2008, the BAA was terminated and a share exchange agreement (“SMSBIZ SEA”) was entered into by the Company with SMSBIZ, YAP and CHUA to acquire the entire shareholdings of YAP and CHUA in SMSBIZ for the issuance by the Company for a total of 7 million shares of the Company’s common stock (“Shares”) upon closing of the SMSBIZ SEA (“Closing”) within three months from the date of signing of the SMSBIZ SEA upon SMSBIZ, YAP and CHUA fulfilling certain conditions. Pursuant to the SMSBIZ SEA, the Company will, upon the issuance of the 7 million Shares, release 3 million Shares to YAP, CHUA and their designees and withhold 4 million Shares which will be released on a quarterly basis at a rate of 10 Shares for every US$1.00 of pre-tax profit that SMSBIZ may earn from the date of Closing until all the 4 million Shares are fully released or until the end of 20 quarters from the date of Closing (“End Date”), whichever is the sooner, and should there remain any unreleased Shares as at the End Date, the Company shall be entitled to buy, and YAP and CHUA shall sell, all the unreleased Shares at US$0.001 per Share.

2. Capitalization of Asia Payment Systems (China) Co. Ltd. (“APS China”) in China

     In September 2007, we increased the paid up capital of APS Chin to $400,000, and in November 2007, we further increased it to US$600,000. The increase in the paid up capital was to fund the setting up of the Data Processing Center in the Science City, Guangzhou, China, the purchase of the operating assets from Uplink China, the launch of the BP Cards with Uplink China and the working capital of the BPO business in Guangzhou, China. We expect to further increase the capital of APS China in the near term for its continuous expansion.

3. DPI Service Agreement with DFS Okinawa KK Co. Ltd. (“DFS Okinawa”) in Japan

     Commencing January 1, 2007, we continued to provide credit card transaction processing in-sourcing service to DFS Okinawa under a new agreement signed between Cardtrend Systems and DFS Okinawa with a substantially higher transactional fee than previously charged, for an initial term of two years and renewal terms of two years each unless either party gives a notice of non-renewal no less than 6 months prior to the expiration of the initial term or any of the renewal terms. We have agreed to give an annual rebate of the transaction fees to DFS based on the total transaction volume of all participating DFS stores during the contractual terms.

4. Joint-venture with ET-China Ltd. (“ET China”) in China

     In June 2005, we signed an agreement with ET-china Limited of Guangzhou, China to invest in an ecommerce system for the purpose of processing China pin-based debit cards from customers of ET-china. ET-china provides air and hotel booking services to individual and corporate travelers primarily in Guangdong, China. The agreement between ET-china and us is for both companies to cooperate to build out an ecommerce system in Shenzhen, China so that both ET-china’s customers as well as Asia Pay’s future merchant customers will have access to use this ecommerce payment processing system. In late 2005 and early 2006, we concluded that the planned investment had not been implemented as agreed. We have consulted a Chinese legal counsel in Guangzhou, China who has advised that the investment agreement was ineffective from the legal standpoint. As a result, in mid-February, 2006 we sent a notice to Guangdong Et-China to refund the investment funds previously advanced. ET-China responded to our notice alleging that we have breached the contract by not paying in the balance sum of the investment amount. With the uncertainty of the claim at the time of the 2005 financial statements being prepared, we have determined that such investment became impaired. We intend to vigorously pursue our claims by all appropriate legal means. In late 2006, we have identified a legal firm in Guangzhou whom we have retained to provide legal advices relating to our business matters in China. In March 2007, the Guangzhou legal firm gave us its assessment on the viability to seek refund of our investment funds through legal channels. Contrary to the previous Chinese legal firm whom we consulted, the Guangzhou legal firm is of the opinion that the agreement is effective under the Chinese laws, but that the other parties are in breach of the terms of the agreement. Our Board of Directors reviewed this assessment during a Board Meeting held on March 22, 2007 and has instructed our Management to clarify certain aspects of the claims should we decide to proceed with the claims against the other parties to the agreement. We will make a final decision as to how best to proceed to assert our claims against ET-China and/or the other parties to the agreement upon receiving the information requested by our Board. On a subsequent meeting of the Board of Directors held on October 24, 2007, the Board of Directors unanimously decided that the Company will not pursue with the claim due to the current financial constrain faced by the Company.

Other Developments

1. Resignation and appointment of the Company’s chief financial officer

     On January 1, 2007, we appointed Mr. Thomas CL Wong as our Chief Financial Officer, replacing Mr. Bernard Chan who resigned on December 31, 2007, six months after joining us. Mr. Wong was our Senior Vice President – Accounting and Finance prior to his promotion to the position of CFO. Prior to joining the Company on July 1, 2006, Mr. Wong was the chief financial officer of IIG.

2. Dissolution of a dormant subsidiary of the Company in Delaware

     On February 28, 2007 the Company authorized the dissolution of Asia Payments, Inc., the Company’s wholly owned dormant subsidiary incorporated in Delaware, U.S.A. The certificate of dissolution was filed and acknowledged by the State of Delaware on March 7, 2007. The Company ceased to operate Asia Payments, Inc. with effect from March 1, 2007.

3. Delay in filing the 10KSB Report for year ended December 31, 2006 and 10QSB Report for quarter ended March 31, 2007

     We did not complete the audit for the fiscal year ended December 31, 2006 as well as the review of our financial statements for the first quarter ended March 31, 2007 which resulted in us being delinquent in our filing of the 10KSB and 10QSB reports, which in-turn led to the removal of our stock being traded in the OTC Bulletin Board on June 15, 2007. We remained trading of our stock on the Pink Sheets.

4. Change of the Company’s auditor

     On June 5, 2007, we terminated our previous auditor who was our auditor for fiscal years ended December 31, 2004 and December 31, 2005 as well as for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006. On the same day, we appointed RBSM LLP as our new auditor. RBSM LLP completed the audit for the fiscal year ended December 31, 2006, the re-audit for the fiscal year ended December 31, 2005, the review of our financial statements for the first quarter ended March 31, 2007 and second quarter ended June 30, 2007 within about 3 months of their appointment which resulted in us being current in our filings of the 10KSB and 10QSB reports as of November 11, 2007, which in-turn led to the re-listing of our stock on the OTC Bulletin Board on December 24, 2007.

5. Resignation and appointment of the Company’s directors

     On November 8, 2007, Ms. Rosaline Tam resigned as a director of the Company in order to make way for Yu Hua Chen who was appointed as a director and assumed the position of Chief Officer of our Greater China operations on the same day. Ms. Tam does not have any dispute or any disagreement with the Company or any of its directors on the policies and procedures or any matter of the Company.

The Market and Competition

     We have divided Asia into four markets: Emerging Asia Market, Affluent Asia Market and Outer Asia Market (collectively referred to as “Other Asia Markets”) and China Market. Emerging Asia Market consists of Malaysia, Indonesia, Philippines, Thailand, Vietnam and India. Affluent Asia Market consists of Hong Kong, Taiwan, Korea, Japan, Singapore, Australia and New Zealand. Outer Asia Market consists of Mongolia, Pakistan, Bangladesh, other South-east Asia countries and Middle-eastern countries. China Market, where the Company’s special focus is, consists of no other country except China. For reference purpose, China, Hong Kong, Macao and Taiwan are collectively referred to as “Greater China”.

1. China Market

     The prime market for our products and services is China, which, with a population of 1.3 billion, is in the early stage of growth in the payments and loyalty related products and services, including the prepaid products and services (e.g. cell phone prepaid airtime, gift cards, prepaid transportation and entertainment tickets, etc).The China’s middle class (which is expected to rise to 250 million) is the engine that propels the economic growth in China. The number of credit cards per capita is still below 0.1, a number way below a mature market like the US which has about 5 cards per capita. As consumer spending is growing exponentially in the China Market, all types of corporations, including banks, will create loyalty related programs to attract and retain their customers.

     For our Processing Business, we believe that the current BPO, DPO and DPI services infrastructures for the payments and loyalty industries in China are incapable of supporting the anticipated robust growth. We are aggressively pursuing this opportunity to provide such services to the small- and mid-size potential operators of payments cards and loyalty cards. Unlike large banks, such operators, which are city and regional banks, co-op banks, retail chains and service establishments, operators of food and entertainment outlets, will, we believe, be very reluctant to spend millions of dollars or for that matter, hundreds of thousands of dollars, in procuring a system and/or professional services to set-up and operate their payments cards (credit cards, charge cards, prepaid cards and/or debit cards) and/or loyalty cards (bonus points-based and cash-back cards). We believe our competitors (First Data, EDS and China Union Pay) in the DPO services sector will not pay sufficient attention to this segment of the market, and we also believe that there exists no significant competitor in the BPO and DPI services sector.

     For our Prepaid Business, we believe there exists an opportunity for us to use our technology, know-how and experience gained in other countries (like Malaysia, New Zealand and Oman) to rapidly penetrate the prepaid airtime reload market in China which has over 500 million cell phone users who prepay for the airtime, either as a distributor (using the Etop brand). Although there are a few operators of prepaid airtime reload utilizing similar electronic distribution method, major competition still comes from the operators who distribute the physical prepaid cards.

     For our Cards Business, we are not permitted to issue payment cards (credit cards and prepaid cards) as yet due to the current regulations relating to such business. We are having discussions with some second-tier banks for a joint-issuance program. After observing some positive results in the pilot test of our point-based loyalty card (i.e. BP Card) issued through Uplink China (as a franchisee) in Guangzhou, we have begun negotiations with a few parties located in various major cities in China to form joint-venture companies to issue BP Cards. We believe currently there are very few loyalty cards in China similar to BP Card which is points-based and honored across different types of retail establishments nation-wide.

2. Emerging Asia Market

     The fast growing economies of the rest of the emerging markets in Asia, referred to as the Emerging Asia Market (Malaysia, Vietnam, Thailand, Philippines, Thailand, Indonesia, and India), having a total population of over 1 billion, are experiencing urbanization, rapid growth of middle class, readily available consumer credit, high usage of prepaid cell-phone airtime, and increasing consumer spending. These markets provide us with opportunities to offer our products and services in each market over the next decade, especially when our competitors are still focusing in the large customers in the China Market. We are pursuing these opportunities through joint-venture initiatives as well as identifying potential targets for acquisitions.

3. Affluent Asia Market

     The competition in the payments and loyalty industries is intense and keen in the high-income markets of Asia Pacific region, referred to as Affluent Asia Market (Hong Kong, Taiwan, Japan, Korea, Singapore, New Zealand and Australia), where the average number of credit cards per capita is among the highest in Asia, with Taiwan leading at 2.0, Hong Kong trailing at 1.0, Singapore at 0.7 and Australia at 0.6. However, all these markets are still well below that of the US in terms of credit card penetration and opportunities exist for us in the medium-and small-size operators segments. Similarly, with a mature and high spending consumer base, in each of the countries in this Affluent Asia Market, loyalty cards, prepaid cards and gift cards are becoming more acceptable to the consumers as well as the merchants who compete rather intensely to gain and retain their customers. There are opportunities for us to provide our DPO and DPI services to these merchants. We intend to pursue these opportunities through strategic alliances or joint-venture initiatives and identifying potential targets for acquisitions.

4. Outer Asia Market

     Being under-developed in both consumer financial and retail services sectors, the rest of the markets in Asia, referred to as Outer Asia Market (Mongolia, Bangladesh, Sri Lanka, Pakistan, Kampuchea, South Pacific and the Middle-eastern countries) opportunities exist for financial institutions to offer payments cards to their more affluent customers. Demands for such services are growing and financial institutions are eager to seek technological and operational assistance with affordable costs. Since we possess both the technology and operational know-how, we are well positioned to meet their needs. Similarly, the demands for prepaid cell phone airtime and a convenient way of making payments instead of by means of cash are increasing. There are opportunities for us to be among the first to penetrate into the Prepaid Business in most of the countries in Outer Asia Market. We are pursuing these opportunities through joint-venture initiatives similar to that formed in Mongolia and Malaysia.

Our Employees

     As of December 31, 2005, we had ten (10) employees. This was reduced to four (4) by February 28, 2006. With the acquisition of IIG and the merger with Cardtrend Systems, the total staff strength was increased to twenty six (26) as at December 31, 2006. As at December 31, 2007 and currently, the total staff strength was further increased to 144 (5 under Cardtrend, 9 under Cardtrend Systems, 2 under Etop Services (Malaysia), 4 under Interpay Asia, 12 under APS HK and 3 full-time and 109 contracted staff under APS China). None of our employees are represented by a labor union and we believe that our employee relations are good. All employees are contracted on full-time basis.

Our Facilities

     During 2007, Cardtrend continued to rent the corporate service center located at 800 5th Avenue, Suite 4100, Seattle, WA. APS HK continued to rent the corporate service centre located at 39 th Floor, One Exchange Square, Connaught Place, Central, Hong Kong until July 31 2007. APS China is located in a commercial office in Shanghai, China which it rented since November 2006. In January 2007, APS (China) rented a premise in the Science City, Guangzhou, to house its Data Processing Centre. From November 1, 2007 onwards, APS China’s sub-lease the premises of the operating centre of Uplink China located in down-town Guangzhou (the lease is being transferred to APS (China) Guangzhou Branch which was effectively registered with the Guangzhou local authority in January 2008. In April 2007, Interpay Asia rented a premise in Petaling Jaya, Malaysia to house all the Finance staff and the staff of Etop Services (Malaysia). Cardtrend Systems rented an office at Cyberjaya, Malaysia as its technology research centre while having a commercial office in a rented premise located in Petaling Jaya, Malaysia. All the leases are for terms less than two years.

Risk Factors

Risks Related To Our Business:

1. We require additional financing to be able to meet our China subsidiary’s working capital.

     We estimate that APS China will require additional investment of another $400,000 (making the total investment of US$1 million) to fund the working capital of the Operating Center and Data Processing Center in Guangzhou for the first two quarters of 2008. We plan to continue to seek funding through convertible and other loans. However, should the loans be not available in the near-term, our Chinese subsidiary, Asia Payment Systems (China) Co. Ltd., will have to curtail the growth of the BPO and DPO services businesses as well as the growth of our BP card business in Guangzhou. This will slow down the revenue growth of APS for the year 2008.

2. Our results of operations are subject to significant foreign economic and political risks.

     Our operations are currently established in Malaysia, Hong Kong, and the People’s Republic of China (“PRC”) and are being established in other Asian countries. Our revenues are derived from the provision of BPO, DPO and DPI services to operators of payment cards and loyalty cards as well as prepaid products in the Asia Pacific region. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in PRC and other Asian countries, and by the general state of the economy in those countries. Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

3. We have no history of operations in China to predict the level of market acceptance we can expect for our services.

     Our success and growth will depend upon our ability to market our products and services in China. As we are not a well-known enterprise, we will be facing with the issue of the potential customers’ acceptance and comparison with other well-known enterprises. We intend to overcome this issue with Cardtrend’s successes in the South-east Asian and Pacific regions as well as the skills of our senior management team and executives, but there is no guarantee that such credentials will be able to substantially overcome such risk as our competitors (both the Chinese and multi-national corporations) have substantially greater financial and marketing resources than us.

4. Our Prepaid Business subsidiary in Malaysia relies heavily on revenues derived from one reseller, and the loss of revenue from this reseller will result in significant loss of revenue.

     On December 2006, Payment Business Solutions Sdn. Bhd. (“PBS”,) a wholly owned subsidiary of IIG in Malaysia, was appointed as a major distributor of SMS Biz Sdn Bhd., a licensed provider of long distance IDD call services (“IDD Prepaid Products”). PBS has in turn appointed a reseller who sells the IDD Prepaid Products to the consumers through retailers with whom we do not have direct relationship. The loss of this reseller or the loss of significant orders from this reseller or the inability of this reseller to meet its financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

5. Our Processing Business subsidiaries may be subject to product and/or service failure liability claims from the use of our products and/or our services that could result in costs or damages payable by us adversely affecting our business, financial condition, and results of operations.

     We could be subject to product and/or service failure liability claims in the event our products or products under development fail to perform as intended or we fail to deliver our services to the agreed level as provided for in the service agreements. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources and could damage our reputation and impair the marketability of our products and/or services. While we limit our liabilities to a certain amount as provided for in our licensing and service contracts (hence, we do not deem necessary to take up any product/service failure liabilities insurance in order to save our cost of doing business), it is possible that a successful claim could be made against us, that the amount of fees received would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would have a material adverse effect on profitability and cash flows.

6. If we are unsuccessful in improving the profitability of our Prepaid Business, our operating result will be adversely affected.

     We commenced our Prepaid Business in Malaysia in December 2006 and continued its operations during 2007. Although we gained significant revenue from this business unit, the profitability did not meet with our expectations due to relatively low profit margin. Unless we complete the acquisition of SMSBIZ in the near future, we may not be able to achieve or sustain profitable operations in this business unit. In that case, our operating result will be adversely affected which may adversely affect the market price of our stock.

7. We are subject to government regulations and any action on the part of regulators could have a material adverse effect on our business.

     As our subsidiaries and associated companies are involved in the payments and loyalty related businesses, we may be subjected to the approvals of the monetary authorities of most of the countries we are operating or intend to operate in, as well as compliance with such government authorities’ requirements from time to time. Such approvals in certain countries we may intend to operate in may be subject to significant delays. Any such actions by regulatory agencies could materially adversely affect our growth objectives.

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

     Our success has been and will continue to be dependent on the services of our current senior management staff and key technical and managerial personnel who are in great demand in the payments and loyalty industries in Asia. Although we have implemented a long-term employee option plan and have entered into 5-year contracts with the senior management staff and 3-year or 5-year contracts with the technical and middle management staff, we are, however, still facing with the risk that we may not be able to fully compensate them with cash–based salaries and thereby not able to retain such employees, and our failure to do so could adversely affect our business.

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

Risks Related To Our Common Stock:

1. We do not plan to pay dividends and shareholders may not receive any return on their investment.

     We do not plan to pay dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on earnings, if any, our financial requirements and other factors beyond our control.

2. The market price for shares of our common stock could be volatile and you may be unable to resell your shares in the market.

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

3. Existing shareholders may experience some dilution upon the exercise of outstanding warrants and options and conversion of shares of preferred stock.

     The holders of some of our warrants have up to four years from their issuance date to exercise their warrants with exercise prices ranging from $0.08 to $1.75 per share. On February 26, 2007, the employees have been granted over 11 million of options at strike price of US$0.10 and holders of Series A and Series B preferred stock have exercised their rights to convert their shares of preferred stock to 42.5 million shares of common stock were issued in January 2008. Exercise of these warrants and options and share conversions may cause dilution in the interests of other shareholders as a result of the additional shares of common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants and options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

     Moreover, we will need to raise additional funds in the future to finance our existing operations. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing shareholders, the percentage equity ownership of the existing shareholders will be reduced. Existing shareholders may experience subsequent dilution, and such newly issued securities may have rights, preferences and privileges senior to those of the existing shareholders

4. Possible Rule 144 Sales.

     Although 70.7% of our issued and outstanding shares of our common stock as at April 10, 2008 (totaling 144,981,746) are "restricted securities" within the meaning under the Securities Act 1933, as amended (the "Act"), most of these shares shall have demand or piggy-back registration rights and we are obligated to proceed for the registration of such shares. These stockholders may be able to sell their shares pursuant to an effective registration statement. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

5. We have effected or entered into (and will likely continue to effect or enter into) capital raising transactions, acquisitions, debt settlements and contracts for services that involve the issuance of shares of our common stock (or securities convertible into or exchangeable for such shares) and, as a result, the value of our common stock may be further diluted.

     We have effected and entered into (and will likely continue to effect and enter into) capital raising transactions, acquisitions, debt settlements and contracts for services that involve the issuance of shares of our common stock or securities convertible into or exchangeable for such shares. These share issuances may dilute the value of our common stock and may result in a decrease in the market price of our common stock.

6. Our stock price has reflected a great deal of volatility, including a significant decrease over the past 24 months. The volatility may mean that, at times, our shareholders may be unable to resell their shares at or above the price at which they acquired them.

     During 2005, the price range of our common stock was $2.33 and $0.26. During 2006, the price range was $0.42 and $0.09. During 2007, the price range was $0.15 and $0.02, and the price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating financial performance. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could affect our access to capital, which may, in the future, impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail business expansion opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, shareholders may be unable to resell their shares at or above the prices at which they acquired them.

7. We have the right to issue additional common stock and preferred stock without the consent of our stockholders. This would have the effect of diluting their ownership and could decrease the value of their investment in our company.

     We have additional authorized, but unissued shares of our common stock totaling 105,018,254 as at April 10, 2008 that may be issued later by us for any purpose without the consent or vote of our shareholders that would dilute their percentage ownership of our company. In addition, we have additional authorized but unissued shares of preferred stock totaling 4 million as at April 10, 2008. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

ITEM 1(B).UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

     We do not own any real estate. All our office premises are leased for terms of no more than two (2) years. Our business operating assets, comprising personal computers, telephone equipment, fixture, furniture and computer equipment are located in APS China’s Operating Center and Data Processing Center in Guangzhou (China), DFS data center in Okinawa (Japan), Etop Services (Malaysia)’s office in Petaling Jaya (Malaysia); and Cardtrend Systems’ office in Petaling Jaya (Malaysia), have a total book value of US$555,489 as at December 31, 2007. In addition, upon the closing of the merger with Cardtrend Systems on October 31, 2007, we had engaged the service of an independent valuation firm which had valued the suite of card management software (“CMS”) developed and owned by Cardtrend Systems at US$500,000. The book value of CMS as at December 31, 2007 was $383,333. The CMS is located at the office of Cardtrend Systems in Malaysia. The source codes of all the CMS software are only accessible by authorized personnel only.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any legal proceedings and we are not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operations.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

Securities

     Prior to July 22, 2007, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. As of July 22, 2007 and December 31, 2006, the Company had issued and outstanding 49,957,836 and 48,057,836 shares of common stock respectively. The Company is now authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. As of April 10, 2008 and December 31, 2007, the Company had issued and outstanding 144,981,746 and 82,408,276 shares of common stock, respectively.

     The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. As of December 31, 2007, the Company had issued and outstanding 3,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock. As of January 31, 2008, the Company had issued a total of 6,000,000 shares of preferred stock but none of which was outstanding due to the conversion of all these preferred shares to 42,500,000 shares of common stock on January 22, 2008 pursuant to the shares exchange agreements for the acquisition of IIG and the merger of Cardtrend Systems.

     Our securities commenced trading in February 2004 on the OTC Bulletin Board under the symbol “APYM”. On August 16, 2007, due to the change of our name from Asia Payment Systems, Inc. to Cardtrend International Inc., the symbol was changed to “CDTR”.

     The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last three years, from January 2005 through December 2007. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

	2007		2006
	High	Low	High	Low
Quarter ended
31-Mar	$.11	$.06	$0.42	$0.26
30-Jun	$.09	$.02	$0.29	$0.16
30-Sep	$.15	$.02	$0.18	$0.09
31-Dec	$.10	$.04	$0.24	$0.09

     Emerging companies and the stock market generally have experienced significant price and volume fluctuations. Similarly, the market price of our common shares may fluctuate related to a number of events and reasons, often not related to or consistent with operating performance.

Shareholders

     On December 31, 2007, we had 101 shareholders of common stock and 16 shareholders of preferred stock on record. On April 10, 2008, we had 110 shareholders of common stock and no shareholders of preferred stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table contains certain information relating to outstanding warrants and options to purchase our common stock granted pursuant to compensation arrangements as of December 31, 2007:

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of	Weighted-Average	Equity Compensation
	Outstanding	Exercise Price of	Plans [Excluding
	Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	In Column (a)]
	(a)	(b)	(c)
Equity compensation plans Approved by security
holders (1):	-	$-	-
Equity compensation plans not Approved by security
holders (2):	16,733,000	$0.103	3,817,157
Total	16,733,000	$0.103	3,817,157

(1)	We have no equity compensation plan that has been approved by our stockholders.

(2)

Consists of non-qualified options to purchase our common stock that have been granted pursuant to our 2004 Stock Option Plan, 2005 Stock Option Plan and 2007 Stock Option Plan. On various dates during the four years between 2004 and 2007, we filed with the SEC a Registration Statement on Form S-8 to register 5,000,000, 5,000,000 and 25,500,000 shares of our common stock issuable under each of the 2004 Stock Option Plan, 2005 Stock Option Plan and 2007 Stock Option Plan, respectively.

Unregistered sales of securities

     On December 7, 2007, we issued 750,000 shares of common stock to an accredited investor as the payment to provide investor and public relations services along with shareholder management, introductions to fund mangers, brokerage firms and private investors for a two-year period. The shares were valued at US$0.06 per share, the closing market price of our common stock on the date of the transaction, November 15, 2007, for a total offering price of US$45,000. The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. 187,500 of the issued shares were delivered upon issuance of the shares and the balance to be delivered over the next nine months at the rate of 187,500 shares at the end of every three months from the first delivery. The fair value was recorded and amortized over 2 years from the date of the transaction over the service contractual period. In addition, the accredited investor was granted 500,000 5-year warrants at an exercise price of US$0.40. The fair value of the warrants was computed to be US$28,500 using a Black-Scholes model with a risk-free interest rate of 3.71%, an expected volatility of 199%, an expected warrant life of 5 years, no expected dividends and at the market price of $0.06 on the date of grant. The fair value of the warrants granted was recorded and amortized over 2 years from the date of transaction over the vesting period.

     On December 7, 2007, the Company issued 500,000 shares of its common stock to an accredited investor (who is a consultant engaged by the Company for a period of two years to assist the Company in general corporate activities including but not limited to strategic and financial planning, management and business operations, financial projections and investor presentation materials and identification of acquisition and merger opportunities) through the granting of an option from its 2007 Non-qualified Stock Option Plan to purchase 500,000 of the Company’s common stock at an exercise price of $0.001 per share, with all the shares vested at grant date vesting immediately upon granting. The fair value of the option was computed to be US$29,500 using a Black-Scholes model with a risk-free interest rate of 3.74%, an expected volatility of 199%, an expected option life of 1 day, no expected dividends and at the market price of $0.06 on November 15, 2007, the date of consultancy contract. The fair value was recorded and fully charged out on the date of grant.

     On December 3, 2007, the Company issued 1,050,667 shares of common stock to 10 employees amounting to a total value of US$89,306 through the granting of options from its 2007 Non-qualified Stock Option Plan at an exercise price of US$0.085 per share for full settlement of amount of salaries owed to them as at September 30, 2007. The fair value of the options granted with all the shares vested upon granting was computed to be US$4,198 using a Black-Scholes model with a risk-free interest rate of 3.98%, an expected volatility of 202%, an expected option life of 1 day, no expected dividends and at the market price of $0.085 on December 3, 2007, the date of grant. It was recorded and fully charged out on the date of grant.

     On September 28, 2007, the Company issued 4,856,196 shares of its common stock to employees, officers and directors for a value of $354,503 through the granting of options from its 2007 Non-qualified Stock Option Plan at an exercise price of $0.073 per share for full settlement of salaries and expense reimbursements owed to them as at June 30, 2007. The fair value of the options granted with immediate vesting was computed to be US$14,563 using a Black-Scholes model with a risk-free interest rate of 4.74%, an expected volatility of 196%, an expected option life of 1 day, no expected dividends and at the market price of $0.073 on August 27, 2007, the date of grant. The fair value was recorded and fully charged out on the date of grant.

     On September 28, 2007, the Company issued 1,687,511 shares of its restricted common stock at $0.10 per share to five ex-employees /ex-consultants for settlement of salaries and consulting fees totaling to $168,751 owed to them. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about September 28, 2007.

      On September 12, 2007, the Company issued 13,606,066 shares of its restricted common stock at $0.031 per share to three accredited investors for the conversion of eight convertible loans and accrued interests totaling $421,788 on August 27, 2007. Pursuant to the agreements, a total of 13,606,066 3-year warrants at an exercise price of US$0.062 were granted to the investors. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The intrinsic values of the convertible loans were determined at the time the loans were obtained and were recorded and fully charged out as at the date of conversion.

     On February 12, 2007, the Company issued 1,900,000 shares of common stock to 21 employees amounting to a total value of $148,200 through the granting of options from its 2007 Non-qualified Stock Option Plan at an exercise price of $0.078 per share for partial settlement of the amount of salaries owed to them as of December 31, 2006. The fair value of the options granted with immediate vesting was computed to be $146,300 using a Black-Scholes model with a risk-free interest rate of 2.12%, an expected volatility of 217%, an expected option life of 1 day, no expected dividends and at the market price of $0.07 on February 6, 2007, the date of grant.

     On February 5, 2007, the Company issued 200,000 shares of common stock to an accredited investor as the payment to perform financial consulting services during the fiscal year ended December 31, 2006. The shares were issued through the exercise of an option granted to the investor from the Company’s 2005 Non-qualified Stock Option Plan at an exercise price of US$0.001 per share. The fair value of the option with all the shares vested on grant date was computed to be $9,800 using a Black-Scholes model with a risk-free interest rate of 2.57%, an expected volatility of 208%, an expected option life of 1 day, no expected dividends and at the market price of $0.10 on December 28, 2006, the date of grant. The fair value was charged out in the fiscal year ended December 31, 2006.

     On February 5, 2007, the Company issued 600,000 shares of common stock to an accredited investor as the payment to perform marketing consulting services in China for one year commencing December 23, 2006. The shares were issued through the exercise of an option granted to the investor from the Company’s 2005 Non-qualified Stock Option Plan at an exercise price of US$0.001 per share. The fair value of the options granted with immediate vesting was computed to be $59,400 using a Black-Scholes model with a risk-free interest rate of 4.82%, an expected volatility of 129%, an expected option life of 1 day, no expected dividends and at the market price of $0.10 on December 23, 2006, the date of grant. The fair value was amortized over a period of one year from the date of grant.

     On February 5, 2007, the Company issued 400,000 shares of common stock to an accredited investor as the payment to perform marketing consulting services in South East Asia for one year commencing December 23, 2006. The shares were issued through the exercise of an option granted to the investor from the Company’s 2004 Non-qualified Stock Option Plan at an exercise price of US$0.001 per share. The fair value of the option with all the shares vested on grant date was computed to be $39,600 using a Black-Scholes model with a risk-free interest rate of 4.82%, an expected volatility of 129%, an expected option life of 1 day, no expected dividends and at the market price of $0.10 on December 23, 2006, the date of grant. The fair value was amortized over a period of one year from the date of grant.

     On February 5, 2007, we issued 2,000,000 shares of common stock to two accredited investors as the payment to perform market intelligence and monitoring services over a one year period. The shares were valued at $0.08 per share, the closing market price of our common stock on the date of the transactions, December 23, 2006, for a total offering price of $80,000 each. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about February 5, 2007. The fair value was amortized over a period of one year from the date of the transactions.

     On January 22, 2007, the Company issued 6,732,962 shares of common stock to 4 accredited investors for the conversion of six convertible loans and accrued interest totaling US$673,296.20 as at October 28, 2006 at an conversion price of US$0.10 per share. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule. At the same time, the accredited investors were granted 6,732,962 warrants at an exercise price of US$0.20 per share. The intrinsic value of the convertible loans were determined at the time of loans were obtained and accounted for in the fiscal year ended December 31, 2006.

     On January 08, 2007, the Company issued 1,448,985 and 645,644 shares of common stock to 2 accredited investors for the conversion of 2 convertible loans and accrued interest totaling $217,347.75 as at September 28, 2006, and $51,328.70 as at September 30,2006, respectively, at a conversion price of US$0.15 per share and $0.0795 per share, respectively . The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule. At the same time, the accredited investors were granted 1,448,985 and 645,644 warrants respectively at an exercise price of US$0.30 and US$0.159, respectively. The intrinsic values of the convertible loans were determined at the time the loans were obtained and were recorded and fully charged out as at the date of conversion.

     On or about November 29, 2006, we issued 250,000 shares of common stock to an accredited investor as the final payment to perform market intelligence and monitoring services over a one year period. The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, June 28, 2006, for a total offering price of $40,000.The offer and sale of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about November 29, 2006. The fair value was amortized over a period of one year from the date of the transaction.

     On or about October 22, 2006, the Company issued 274,109 shares of common stock for the settlement of $30,151.99 representing the amount due to a accredited investor who was also a former employee. The shares were valued at $0.11 per share, which was the average market price five (5) days proceeding August 26, 2006, the settlement date. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The offer was closed on or about October 22, 2006.

     On or about October 22, 2006, we issued 550,000 shares of common stock to an accredited investors to perform public relations and marketing services over a one year period. The shares were valued at $0.12 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $66,000.The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about October 22, 2006.

     On or about June 28, 2006, we issued 250,000 shares of common stock to an accredited investor as an initial payment to perform market intelligence and monitoring services over a one year period. The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $40,000. We are also obligated to issue an additional 250,000 shares during the year. The total value of the shares for the contract is $80,000. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about June 28, 2006.

     On or about June 28, 2006, we issued 200,000 shares of common stock to two accredited investors to perform public relations and marketing services over a one year period. The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $36,000.The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about June 28, 2006.

     On or about June 28, 2006, we issued 650,000 shares of common stock as the final payment for a contract with an accredited investor to perform strategic planning, public relations and marketing services over a one year period ending May 16, 2006.The shares were valued at $0.18 per share, the closing market price of our common stock on the date of the transaction, for a total offering price of $117,000 The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about June 28, 2006.

      On or about February 21, 2006, we issued 56,000 shares of common stock for a contract with an accredited investor for the conversion of warrants that issued to the credited investor on December 14, 2004. The shares were valued at $0.75 per share, the price of the warrants for a total offering of $42,000 which was received on October 21, 2005. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about February 21, 2006.

      On or about January 11, 2006, we issued 50,000 shares of common stock for a contract with an accredited investor to perform consulting services for the Company. The common stock for the settlement of amounts due to a consultant for a consultancy contract valued at $14,000. The shares were valued at $0.28 per share, which was the closing market price of the Company’s common stock on the date of the settlement. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation. No commissions were paid on the offer and sale of the shares. The stock certificates issued contained a restrictive legend in accordance with Rule 144. The offer was closed on or about January 11, 2006.

ITEM 6. MANAGEMENT’S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION, PLANS AND RESULTS OF OPERATIONS

     Currently, the Company does not have sufficient capital to implement the Company’s entire plan of operations. The information contained herein also reflects a prospective plan of future operation. There are no assurances as to when, if ever, the Company will have the funds to implement this plan of operations. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes included in this annual report.

Business Review

1. Processing Business Unit

     With the merger with Cardtrend Systems, an IT company incorporated in Malaysia which develops and owns card management software, we have, from the forth quarter of 2006 onwards, expanded our Processing Business to include data processing outsourcing (“DPO”) and data processing in-sourcing (“DPI”) services to operators of payments cards and loyalty cards, as well as distributors of prepaid products. In addition, our sources of revenues for the Processing Business have now expanded from Japan to include China, Hong Kong, Malaysia, Thailand, Brunei, Indonesia, Oman, Australia and New Zealand. This is because Cardtrend Systems has recurring income from the maintenance services pursuant to the licenses granted to its clients (which include Shell Oil (Asia Region), iNet of Thailand, Petron of Philippines, and Islamic Bank of Brunei) to use its Cards Management Software (“CMS”) to process their credit cards, loyalty cards and prepaid products. Cardtrend Systems has, after the merger, shifted its business model in line with the Company’s whereby it will earn its income based on sharing of its customers’ revenues for the use of, or on the number of transactions and/or cards processed through, its CMS via an in-sourced or out-sourced arrangement.

     In order to facilitate the planned rapid growth of the Company, the business of providing business processes out-sourcing and data processing services to corporations and financial institutions has been grouped under a business unit named “Processing Business Unit”. Cardtrend Systems now conducts the Processing Business in the Emerging Asia Market, Affluent Asia Market and Outer Asia Market while Asia Payment Systems (China) Co. Ltd. (”APS China”) is responsible to conduct the Processing Business in the China Market. As the Technology Centre of Asia Payments, Cardtrend Systems continues to enhance its existing systems and develops new ones. We consolidate Cardtrend Systems’ revenues from November 2006 onwards. At the end of 2006, DFS and Asia Payments, Inc. mutually terminated the processing agreement and DFS entered into a new 2-year contract with Cardtrend Systems for the provision of credit card transaction processing services at a fee per transaction two and half times higher than that previously charged by Asia Payments, Inc. (which has ceased to operate on February 24, 2007) commencing January 1, 2007. For reporting purposes, the revenues earned by Cardtrend Systems, APS HK, and APS China are grouped under the Processing Business Unit.

(i) In China Market

In April 2006, the Company entered into a strategic alliance agreement with a business processes out-sourcing (“BPO”) company (Global Uplink), located in Guangzhou, China. This agreement has subsequently led to an agreement for the purchase by Asia Payment Systems (China) Co. Ltd. (“APS China”), the Company’s wholly owned subsidiary in Shanghai, China, of the assets in the operating centre of Global Uplink Communications Ltd. (“Global Uplink”), the appointment of APS China as the exclusive provider of BPO and CRM related services, and an option to be granted by the shareholders of Global Uplink to APS China to permit APS China to acquire their entire shareholdings in Global Uplink in the future. The operating centre is equipped to provide BPO services, which include telephone call services, data capturing and management services, and document management and distribution services. APS China has obtained the approval from the relevant authorities in China to set up a branch entity in Guangzhou to operate the Operating Centre as well as the Data Processing Centre that the Company set up in March 2007 for the provision of data processing out-sourcing (“DPO”) services to operators of payment cards and loyalty cards in China, including Global Uplink. APS China has produced the Company’s maiden revenue in China Market in November 2007.

(ii) In Other Asia Markets (Affluent Asia, Emerging Asia and Outer Asia)

During the year ended December 31, 2007, we continued to provide credit card transaction processing services to our customer, DFS, in Okinawa, Japan through a new agreement it signed with Cardtrend Systems. In addition, our sources of revenues for the Processing Business in Other Asia Markets have now expanded from Japan to include Malaysia, Thailand, Brunei, Indonesia, Oman, Australia and New Zealand. This is because Cardtrend Systems has recurring income from the maintenance services pursuant to the licenses granted to its clients (which include Shell Oil (Asia Region), iNet of Thailand, Petron of Philippines, and Islamic Bank of Brunei) to use its Cards Management Software (“CMS”) to process their credit cards, loyalty cards and prepaid products. Cardtrend Systems has, after the merger, shifted its business model in line with the Company’s whereby it will earn its income based on sharing of its customers’ revenues for the use of, or on the number of transactions and/or cards processed through, its CMS via an in-sourced or out-sourced arrangement.

2. Cards Business Unit

     With the acquisition of IIG, Cardtrend has expanded its scope of businesses to include the issuance of payments cards and loyalty cards (“Cards Business”). We form joint-venture companies with local parties to conduct payment cards (using our proprietary brand, Interpay Card, and international brands such as MasterCard and Visa) or loyalty cards (using our proprietary brand, BP Card or Cash-in Card). The payment cards companies normally will have to partner with banks who provide revolving line of credit facilities to the company’s cardholders. The payment cards companies earn their revenues in several streams, namely, annual fees, merchant discounts, interchange fees, cash advance fees, interest income and other charges or fees. The loyalty cards companies earn their revenues from the commission paid by the merchants who participate in the loyalty program and from the annual fees that may be charged to the card members. As the Company operates the Cards Business through joint venture companies which may not be controlled by us, revenues earned by such entities may not be consolidated in the Company’s financial statements. Should that be the case, the Company will account for any dividends received from such entities as the Company’s income. Hence, the Cards Business Unit is expected to be the smallest contributor to the Company’s consolidated revenues within the next 2 years.

(i) In China Market

Under the current Chinese Government regulations, no foreign enterprise is permitted to conduct payment cards business in China unless with an approval from the relevant authority. Several multinational financial institutions have ‘conducted’ MasterCard/ Visa/ China Union Pay credit cards issued in their names but legally under their respective bank partners’ in which they own a ‘strategic stake’. Such bank partners are large Chinese banks who would otherwise have out-sourced their card processing needs to large and well known third party DPO service providers, including China Union Pay, the Chinese card association owned by the Chinese banks. The Company does not have the financial strength and banking reputation to adopt such entry strategy. However, the Company is pursuing with a strategy that involves the offering of management services including administration of business processes and in-sourcing of data processing services to medium- and small-size Chinese banks on a revenue sharing basis.

To the best of the Company’s knowledge, there exists no regulation in China on the business of issuing loyalty cards. However, the Company has decided that for commercial reasons, the issuance of loyalty cards will be best undertaken by Chinese companies (like Global Uplink) or joint venture companies with Chinese parties under a franchise license from us (through APS China) which will involve the use of the brand known as “BP Card” and the provision of all the related data processing requirements on a revenue sharing basis. Such revenues are recorded in APS China under the Processing Business Unit. APS China has begun in December 2007 discussions with several Chinese parties in several major cities in China to form joint-venture companies to conduct the BP Card business. The revenues of or dividends from, these joint venture companies (if any) will be recorded in APS China under the Cards Business Unit.

(ii) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

The Company has grouped the entities conducting the Cards Businesses in Other Asia Markets under Interpay International Resources Ltd, (“IIR”), a BVI incorporated wholly owned subsidiary of IIG, which has a 20%-owned loyalty cards company and a 20%-owned payment cards company in Malaysia. In 2006, IIR has entered into 2 joint venture agreements to conduct payments cards business, one in Mongolia (for which the Company will own 50%) and the other in Qatar (for which the Company will own 40%). As at the date of this report, the Qatar joint venture has not yet been implemented due to the non-availability of a bank partner. The Mongolia joint venture has taken off but the issuance of shares of the joint venture company has not been completed as the subscription of shares has not been completed as of the date of this report. The Company continues to source for, as well as negotiating with, local parties in other Asian and Middle Eastern countries for similar joint ventures to set up payment cards and/or loyalty cards companies. The joint venture payment cards companies will be using MasterCard or Visa, as well as proprietary brands. The Company’s contributions for the paid-up capital of the joint venture card companies are derived from supplying the Company’s Card Management Software (“CMS”) and technical services to the joint venture companies where the values of such software and services are established and agreed upon by the joint venture partners.

(3) Prepaid Business Unit

     The acquisition of IIG has also resulted in us having the Prepaid Business Unit which consists of entities involving in the buying and selling of prepaid products such as prepaid cell-phone airtime, prepaid Internet airtime, prepaid long distance IDD calls, entertainment and transportation prepaid tickets, prepaid virtual games and prepaid gift cards. The Prepaid Business companies earn their revenue from sale of prepaid products to consumers through resellers who obtain a discount on the fixed retail price. The prepaid business companies purchase prepaid products from the suppliers at a higher discount than that given by them to the resellers, thereby making a net profit margin. Similar to the Cards Business Unit, the Company may operate the Prepaid Business in certain countries through associated joint venture companies which may not be controlled by us. Hence revenues earned by such associated companies may not be consolidated by us. Instead, the Company will account for the dividends (if any) received from such entities as its income. For the next 2 to 3 years, the Company expects the Prepaid Business Unit in Other Asia Markets to be a significant contributor of the Company’s consolidated revenues. However, its gross profits margin will be lower than the other Business Units.

(i) In China Market

The Company plans to form joint venture with Chinese parties to conduct the prepaid business in China along the same model adopted in Malaysia. The Company will adopt an entry strategy similar to that of the Cards Business discussed above, i.e. APS (China) to provide business processes and data processing to operators of the Prepaid Business in China on a revenue sharing arrangement, and such revenues, if generated, shall be recorded by APS China under the Processing Business Unit in China Market. In addition, APS China will also consolidate the revenues of or dividends from such joint venture companies, if available, under the Prepaid Business Unit in the China Market.

(ii) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)

Through a Singapore incorporated wholly owned subsidiary of IIG, Interpay International Airtime Pte. Ltd., the Company has a 60% owned subsidiary in Malaysia, Etop Services (Malaysia) Sdn. Bhd. (“Etop Malaysia”), which launched its Prepaid Business in Malaysia in late February 2007. To quickly expand the Prepaid Business in Malaysia and other Asian countries, in November 2006 the Company entered into a strategic alliance agreement with a provider of a long distance telecommunication services in Malaysia, SMS Biz Sdn. Bhd., to appoint another subsidiary of IIG, Payment Business Solutions Sdn. Bhd. (“PBS”), to distribute its prepaid IDD airtime to wholesalers and corporations in Malaysia.

Management Initiatives and Plans

     In the third quarter of 2006, devised the following strategies to achieve the Company’s new vision, which is: “To be an internationally recognized and profitable provider of payments and loyalty-rewards related products and services to financial institutions, corporations and consumers at large in Asia, with a substantial operation in China.”

(a)	Focus on three lines of payments and loyalty-rewards related businesses: Processing Business, Cards Business and Prepaid Business (see Item 1 of Part I of the Form 10KSB)
(b)	Rapidly growing revenues of the 3 Business Units in the China Market, Emerging Asia Market, Affluent Asia Market and the Outer Asia Market through joint ventures, acquisitions and/or mergers.
(c)	Expand the Management Team to effectively drive the three Business Units.
(d)	Establish a Technology Centre to further develop and enhance existing systems to support the growth objectives of the 3 Business Units.

In 2007, the Company implemented certain plans following the above strategies and for 2008, the Company will continue with the set strategies and has established the following plans for 2008 for each of the Business Units in China market and Other Asia Markets:

Processing Business Unit:

(i)	China Market

	(a)	To form joint-venture companies in 2 major cities in China to expand our Processing Business in China.
	(b)	To complete the installations of Prepaid Card Management System and Credit Card Management System in our Data Processing Center located in the Science City, Guangzhou.
	(c)	To solicit and sign-up 3 retail-chain customers to use our DPO services for their prepaid/gift cards and/or loyalty cards.
	(d)	To solicit small- and mid-size banks to use our BPO and DPI services for their payment cards.

(ii)	Other Asia Markets

	(a)	To complete the setting-up of the Data Processing Centre in Kuala Lumpur.
	(b)	To complete the installation of the Credit Card Management System and Loyalty Card Management System in Mongolia.
	(c)	To form one joint venture company or acquire a company to expand our Processing Business in Other Asia Markets.

Cards Business Unit:

(i)	China Market

	(a)	To source for and negotiate with Chinese parties with a view to form a joint venture payments card company.
	(b)	To expand BP Cards business to 5 major cities in China either through joint venture companies or on our own 9subject to availability of fund).

(ii)	Other Asia Markets

	(a)	To source for and negotiate with local parties in Other Asia Markets with a view to form a joint venture payments cards company.
	(b)	To launch Interpay Credit Cards in Mongolia by the end of first quarter 2008 and launch BP Card (Loyalty Card) in Mongolia by end of fourth quarter, 2008.

Prepaid Business Unit:

(i)	China Market

	(a)	To source for and negotiate with Chinese parties with a view to form a joint venture company to conduct Prepaid Business.
	(b)	To acquire an existing company that operates prepaid business in China.

(ii)	Other Asia Markets

	(a)	To close the proposed acquisition of SMS Biz Sdn. Bhd. in Malaysia by the end of second quarter 2008.
	(b)	To source for and negotiate with local parties in Other Asia Markets with a view to form a joint venture company to conduct Prepaid

Company’s Outloook

     The demands for payments and loyalty related products and services by both the consumers and corporations still remain strong and growing in Asia, particularly in China Market. The Company’s management team, comprising the CEO, COO, CFO, and Chief Officer – Greater China, are implementing the New Strategy with a set of new action plans to achieve the vision and objectives of the Company. The organizational structure is solidified with increased staff strength. Therefore, the Company believes that the outlook of Cardtrend International Inc. continues to be positive. The Company expects that, barring any unforeseen circumstances and subject to the Company being able to raise further funds needed for the management to implement the plans as discussed above, the Company should be able to continue its momentum in increasing its revenues significantly from all its 3 Business Units in 2008. However, there can be no assurance that we will achieve the Company's outlook, the level of operations and/or obtain additional financings with satisfactory terms and conditions, if at all.

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

1.	business combinations

2.	stock-based compensation

3.	Revenue recognition

4.	goodwill and purchased intangible

1.  Business Combinations

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

2. Stock-Based Compensation

     Prior to January 1, 2006, we accounted for the Plans under the recognition and measurement provisions of APB Opinion No. 25, as permitted by SFAS No. 123. Consequently, no stock-based compensation cost relating to stock options was recognized in the consolidated statement of income for any period prior to 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the fiscal year ended December 31, 2007, we continued to adopt the fair value provisions for share-based awards pursuant to SFAS No. 123(R) which we adopted with effect from January 1, 2006, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the attribution method and grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), all recognized on a straight line basis as the requisite service periods are rendered. Results for periods prior to January 1, 2006 were not restated.

3. Revenue Recognition

     For our Processing Business, our products are integrated with software that is essential to the functionality of the Company’s equipment. Additionally, we provide unspecified upgrades and enhancements related to the Company’s integrated software through the Company’s maintenance contracts for most of its products. Accordingly, we accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related interpretations. We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Evidence of an arrangement generally consists of customer purchase orders and, in certain instances, sales contracts or agreements. Shipping terms and related documents, or written evidence of customer acceptance, when applicable, are used to verify delivery or performance. We assess whether the sales price is fixed or determinable based on payment terms and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit checks and the customer’s payment history to us.

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

     For our Cards Business, if the entity conducting the payment card business is our subsidiary, we recognize revenues for fees earned from merchants, cardholders, interchange fee from card transactions acquirers, and from the sharing of interest income earned by partner financial institutions which extend revolving line of credit to our credit card cardholders. If the entity conducting the loyalty card business is our subsidiary, we recognize revenues for fees earned from merchants and the breakage of bonus points (or expired bonus points) granted to the cardholders. If the entity conducting the cards business is not a subsidiary but an associate in which we own less than fifty percent in equity, we recognize revenue from the dividends actually declared and distributed by the entity.

     For our Prepaid Business, if the entity conducting the business is our subsidiary, we recognize revenues from sales of the prepaid products after the discounts accorded to our dealers/distributors. We record reductions to revenue for product returns (due to invalid usage or defects) on an actual basis. If the entity is not our subsidiary but an associate in which we own less than fifty percent in equity, we recognize revenue from the dividends actually declared and distributed by the entity.

4. Goodwill and Purchased Intangible Assets

     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to other intangible assets impact the amount and timing of future amortization, and the amount assigned to in-process research and development is expensed immediately. The value of the Company’s intangible assets, including goodwill, could be impacted by future adverse changes such as: (i) future declines in the Company’s operating results, (ii) a decline in the valuation of technology company stocks, including the valuation of the Company’s common stock, (iii) significant slowdown in the worldwide economy or the payments and loyalty rewards industries or (iv) failure to meet the performance projections included in the Company’s forecasts of future operating results. We evaluate these assets on an annual basis as of in the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. In the process of the Company’s annual impairment review, we use the market approach as well as the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of the Company’s intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation. The estimates we have used are consistent with the plans and estimates that we use to manage the Company’s business. It is possible, however, that the plans and estimates used may be incorrect. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

     For the year end December 31, 2007, we have determined that the goodwill amounting to $5,961,793 is not impaired.

Results of Operations

     Full Year Ended December 31, 2007 Compared to Full Year Ended December 31, 2006

     Revenue and Operating Expenses

     Net revenue for the Company’s Processing Business Unit totaled $748,465 for the year ended December 31, 2007 as compared to $188,251 for the year ended December 31, 2006, an increase of $560,214 or 298%. The increase was primarily resulted from net revenue of $644,856 generated by the Company’s new subsidiary, Cardtrend Systems. The corresponding cost of sales was $344,239 for the year ended December 31, 2007 and $55,798 for the same corresponding period in 2006. Gross margin for the year ended December 31, 2007 was approximately 54%, while gross margin for the same corresponding period in 2006 was approximately 70%. The gross margin was lower because the effect of inclusion of lower gross margin revenue from Cardtrend Systems which is within the expectation of the Company.

     Net revenue for the Company’s Prepaid Business Unit totaled $978,927 for the year ended December 31, 2007 as compared to $158,487 for the year ended December 31, 2006. This revenue was generated from the Company’s two subsidiaries in Malaysia. The Company did not have Prepaid Business Unit until December 1, 2006. The corresponding costs of sales and discounts given to the Company’s dealers totaled $963,342 for the year ended December 31, 2007 as compared to $155,885 for the year ended December 31, 2006. Gross profit for the year ended December 31, 2007 was $15,585 as compared to $2,602 for the year ended December 31, 2006, giving rise to a gross margin of about 1.59% and 1.64%, respectively.

     The Company did not record any revenue or income from the Cards Business Division for the year ended December 31, 2007 and year ended December 31, 2006 as there were no dividends received from the Company’s associated companies in Malaysia, in each of which the Company owns 20% equity interest of these associated companies.

     On a consolidated basis, the Company’s net revenue for the Company for the year ended December 31, 2007 totaled $1,727,392, as compared to $346,738 for the year ended December 31, 2006, an increase of about 398%. The corresponding total costs of sales were $1,307,581 as compared to $211,683 for the same corresponding period in 2006, an increase of about 518%. The total gross profit recorded by the Company was $419,811 for the year ended December 31, 2007 as compared to $135,055 for the year the year ended December 31, 2006, an increase of about 211%.

     The increases on a consolidated basis were due to principally by the inclusion of Cardtrend Systems’ and other Malaysian subsidiaries’ revenues for the entire 12 months (as compared to two months for 2006) following the acquisitions. This additional net revenue from Cardtrend Systems and other Malaysian subsidiaries totaled $1,612,880, as compared to $275,888 in 2006. Revenues not related to the businesses acquired in 2006 totaled $114,512, as compared to $70,850 in 2006, an increase of approximately 62% over 2006. Cost of sales in 2007 was $1,307,581 as compared to $211,683 in 2006, an increase of about 518%. Gross profit from the acquired companies amounted to $321,836 in 2007 as compared to $87,706 in 2006, an increase of 267%, and gross profit from business not related to the businesses acquired in 2006 amounted to $97,975 in 2007 as compared to $47,349 in 2006, an increase of 107%.

     The Company incurred total operating expenses of approximately $3,116,086 in 2007, as compared to $4,440,273 in 2006. The decrease of operating expenses in the amount of $1,324,187 (or approximately 30%) was primarily contributed by the decrease in the stock based compensation of $1,961,940, which is off-set by an increase of $454,397 in Selling, General and Administrative expenses and an increase of $183,356 in Depreciation and Amortization of Property, Plant and Equipment.

     Financing expense for the full year ended December 31, 2007 was approximately $666,063, as compared to $257,861 for the same corresponding period in 2006, an increase of 158%. This increase was due to the interest and intrinsic values of the convertible loans obtained in 2007 in the amount of $805,000 with an interest rate of 10% per annum, as compared to a total of $710,000 convertible loans obtained in 2006 which were all converted to common shares of the Company as at October 31, 2006, mostly within 30 days from the date of each of the loan agreements. The interest amount for the convertible loans totaled $39,621 in 2007 as compared to $25,541 in 2006, an increase of 55%, whereas the expensed intrinsic values of the conversion features of all the convertible loans obtained in 2007 totaled $628,476 as compared to $232,320 for those loans obtained in 2006, an increase of 171%.

     For the fiscal year ended December 31, 2007, we recorded a loss from equity investment of RM400,000 (approximately $105,263),our equity investment basis incurred by Synergy Cards Sdn. Bhd., a company in Malaysia which we have a 20% equity stake as at December 31, 2007. Synergy card has incurred losses since inception however our losses are limited to our investment Synergy Cards, incorporated in late 2005, has obtained the approval from the Central Bank of Malaysia in the middle of 2006 to conduct the credit card business under the Payment Systems Act. It has also obtained the licenses from both MasterCard Worldwide and Visa International to issue its credit cards using such brands. Currently, it is in its final stages of preparation for the launch of its credit card business.

     Net loss for the year ended December 31, 2007 was $3,098,535 as compared to $4,892,464 for the year ended December 31, 2006, a reduction in net loss of $1,793,929 (or approximately 37%). This decrease was mainly due to an increase in revenue (and hence gross profit) and a reduction in operating expenses.

Liquidity and Capital Reserve

     As of December 31, 2007, the Company had cash of $211,603, as compared to the ending cash balance at of December 31, 2006 in the amount of $343,262, a decrease of $131,659 (or approximately 38%).

     Net cash used in operating activities was $970,660 for the year ended December 31, 2007, compared to $747,005 for the same corresponding period cash used in 2006. The increase in net cash used in operations reflects increase of purchases expenses which in tandem with the increase of sales..

     Net cash provided by financing activities was $1,213,679 for the year ended December 31, 2007, compared to $781,167 for the year ended December 31, 2006. Proceeds of $1,205,000 was financed by the convertible loans.

     As of December 31, 2007, total current liabilities exceeded total current assets by $757,791 compared to $966,150 at December 31, 2006. Shareholders, directors and related party advances comprise $228,293 of the current liabilities, compared to $514,269 at December 31, 2006. Current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $167,397 owing to Kok Keng Low, the Company’s director and Chief Operating Officer, who was the principal shareholder of Cardtrend Systems, $177 owing to Robert G. Clarke, the Company’s ex-Chairman of the Board and an ex-director, $44,592 owing to King K. Ng, the Company’s President and Chief Executive Officer, $10,004 owing to Thomas Wong, Chief Financial Officer and $6,123 owing to a company controlled by Charlie Rodriguez, an ex-director of the Company.

Financial Condition

     As of December 31, 2007, the Company’s consolidated cash and cash equivalents totaled $211,603. Cardtrend International Inc. had a cash balance of $41,475 while Cardtrend Systems, Interpay International Group of companies, Asia Payment Systems (HK) Group, Asia Payment Systems (Singapore), and Asia Payment Systems (China) had a cash balance of $23,187, $3,070, $16,831, $529 and $126,511. respectively, which are available to use by the respective subsidiaries to meet their commitments and on-going requirements. The Company believes that with the exception of Cardtrend Systems, the Company and its other subsidiaries have insufficient funds to operate their existing business. The Company’s goal is for all its active subsidiaries to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

*

Third, the Company will attempt to increase the paid up capital of the Company’s wholly owned subsidiary in China to continue building its Processing Business and Loyalty Card Business in 2008, now that it has started generating revenues from such businesses; and

*	Fourth, the Company will attempt to increase positive cash flow with respect to the Company’s Processing Business undertaken by Cardtrend Systems in order to provide the Company with cash flow.

     The Company has established a management plan to guide the Company in growing the Company’s revenues and generating positive cash flows from operations during 2008. The major components of the plan are discussed on the subsection of Item 6 Part II entitled “Management Initiatives & Plans” of this annual report. No assurance can be given that the Company will be successful in implementing the plan. The Company’s revenues and cash flows from operations depend on many factors including the success of the Company’s marketing programs, the maintenance and reduction of expenses and the Company’s ability to successfully develop and implementing new businesses in all the markets.

     The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational and pre-operating activities. In 2007, the Company incurred a net loss of $3,098,535 (as compared to $4,892,464 in 2006), and a negative cash flow from operations of $970,660 (as compared to $747,005 in 2006). As of December 31, 2007, the Company had a working capital deficit of $757,791 (as compared to $996,150 as at December 31, 2006) and an accumulated deficit of $14,513,137 (as compared to $11,414,602 as at December 31, 2006). The independent auditor's report on the Company's December 31, 2007 financial statements included in this Annual Report states that the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Although the Company has funded and will continue to fund the acquisitions and mergers by the issuance of the Company’s common shares, the Company requires additional cash to meet on-going operating expenses. To date, the Company’s primary source of funds has been equity investments, debt financing and shareholder and director advances, and this trend is expected to continue over the next twelve months and beyond. The Company does not currently have any agreements with investors or the Company’s shareholders or directors for future equity investment. The Company expects to raise such additional capital through additional private financings, as well as borrowings and other resources. The Company may also raise additional funds in a public offering or from the exercise of currently outstanding options and warrants. To the extent that additional capital is raised through the sale of equity or equity-related securities or the exercise of currently outstanding options and warrants, the issuance of such securities could result in further dilution of the Company’s stockholders. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available when required, the Company will be required to curtail or suspend operations or to seek funding through arrangements with collaborative partners or others that may require the Company to relinquish rights that the Company would not otherwise relinquish. Since much of the information contained in this report herein reflects a prospective plan of future operation, there is no assurance that the plan will be implemented as described.

Contractual Obligations

     The following summarizes the Company’s significant contractual obligations as of December 31, 2007, and the effect such obligations were expected to have on the Company’s liquidity and cash flows in future periods:

*

The conversion of 3,500,000 shares of Series A Preferred Stock to 17,500,000 shares of common stock of the Company in January 2008 since the authorized shares of the Company’s common stock has been increased to 250,000,000, which the Company believed would not have any impact on the Company’s liquidity and cash flow in the future periods;

*

The conversion of 2,500,000 shares of Series B Preferred Stock to 25,000,000 shares of common stock of the Company in January 2008 since the authorized shares of the Company’s common stock has been increased to 250,000,000 which the Company believed would not have any impact on the Company’s liquidity and cash flow in the future periods.

     The expected timing or payment of obligations discussed above was estimated based on information known to the Company as at December 31, 2008. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations. As at the time of this report, all the above contractual obligations were met – all the shares Series A and Series B preferred stock had been converted and shares of our common stock issued on January 22, 2008.

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

PART II

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cardtrend International Inc. and subsidiaries
Seattle, WA

     We have audited the accompanying consolidated balance sheets of Cardtrend International Inc. and subsidiaries (the Company), as of December 31, 2007 and 2006, and the related statements of operations, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardtrend International Inc. and Subsidiaries at December 31, 2007  and the results of their operations and their cash flows for the each of the two years in the period ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had suffered recurring losses from operations and has an accumulated deficit as of December 31, 2007. These conditions raise substantial doubt about Company’s ability to continue as a going concern. Managements' plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM LLP

New York, New York
April 12, 2008

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$211,603	$343,262
Accounts receivable, net of allowance for doubtful accounts of $6,381 and
of December 31, 2007 and 2006, respectively	521,625	309,779
Other receivables	5,700	10,169
Inventories, at cost	2,716	4,221
Prepaid expenses	9,773	2,095
Total current assets	751,417	669,526

Property, plant and equipment, net	555,489	309,088
Goodwill	5,961,793	5,897,731
Intellectual Property, net of accumulated amortization of $116,667 and $16,667 as of
December 31, 2007 and 2006, respectively	383,333	483,333
Other assets and deposits	38,701	134,557
Total Assets	$7,690,733	$7,494,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$526,919	$140,324
Unearned income	7,488	101,954
Accrued liabilities and other payables	637,829	779,129
Due to related parties	228,293	514,269
Loan payable	108,679	100,000

Total Current Liabilities	1,509,208	1,635,676

Derivative Liability	-	640,201
Convertible loan payable, net of unamortized discount of $576,986 and $0 for
December 31, 2007 and 2006, respectively	223,014	-

Total Liabilities	1,732,222	2,275,877

Commitments and contingencies
Minority Interest	-	21,892
Stockholders’ Equity
Preferred stock
10,000,000 authorized preferred shares of $0.001 par value, 6,000,000 issued and
outstanding as of December 31, 2007 and 2006	6,000	6,000
Common stock
250,000,000 authorized common shares of $0.001 par value, 82,408,276 and
48,057,836 shares issued and outstanding as of
December 31, 2007 and 2006, respectively	82,408	48,058
Additional paid-in capital	21,269,252	17,285,905
Deferred stock based compensation	(977,563)	(771,608)
Accumulated deficit	(14,513,137)	(11,414,602)
Accumulated other comprehensive income	91,551	42,713

Total Stockholders’ equity	5,958,511	5,196,466

Total Liabilities and Stockholders’ Equity	$7,690,733	$7,494,235

The accompanying notes are an integral part of these consolidated financial statements

F-2

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
Net revenue	$1,727,392	$346,738
Cost of goods and services	(1,307,581)	(211,683)
Gross profit	419,811	135,055

Operating expenses:
Selling, general and administrative expenses	1,771,099	1,316,702
Stock based compensation	1,131,934	3,093,874
Depreciation and amortization	213,053	29,697
Total operating expense	3,116,086	4,440,273

Net operating loss	(2,696,275)	(4,305,218)

Other income (expenses)
Net change in fair value of derivative liability	348,402	(333,725)
Interest expense	(666,003)	(257,861)
Loss from Equity investment	(105,263)	-
Net loss before income taxes	(3,119,139)	(4,896,804)

Income Taxes	(1,288)	-

Net Loss before minority interest	(3,120,427)	(4,896,804)
Minority interest	21,892	4,340

Net Loss	$(3,098,535)	$(4,892,464)

Loss per share, basic and diluted	$(0.06)	$(0.13)

Weighted average shares outstanding- basic and diluted	55,682,478	37,343,008

Net loss	$(3,098,535)	$(4,892,464)

Other Comprehensive income	48,838	41,667

Comprehensive loss	$(3,049,697)	$(4,850,797)

The accompanying notes are an integral part of these consolidated financial statements.
F-3

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Preferred Shares		Add'l	Deferred	Accumulated	Other
	Shares	Amounts	Shares	Amounts	Pd In Cap	Compensation	Earnings	Comprehensive	Total
Balance, January 1,
2006	35,619,765	$35,620	-	$-	$9,817,936	$(3,871,367)	$(6,522,138)	$1,046	$(538,903)
Common Stock Issued
for Consulting
Services	4,150,000	4,150			558,350				562,500

Preferred Shares
issued for Acquisition			6,000,000	6,000	7,433,286				7,439,286

Common Stock issued
in exchange of debt	7,088,071	7,088			779,873				786,961

Common Stock issued
for services	1,050,000	1,050							1,050

Common Stock issued
for options exercised	150,000	150			(150)				-

Stock based
compensation					25,791				25,791

Amortization of
deferred compensation					624,198	1,347,399			1,971,597

Reclassification of
warrants to derivative
liability					(306,476)				(306,476)

Beneficial conversion
feature					105,457				105,457

Reversal of stock
based Compensation					(1,752,360)	1,752,360			-

Foreign exchange gain								41,667	41,667

Net Loss							(4,892,464)		(4,892,464)
Balance as of
December 31, 2006	48,057,836	$48,058	6,000,000	$6,000	$17,285,905	$(771,608)	$(11,414,602)	$42,713	$5,196,466
Common Stock Issued
for Consulting
Services	1,250,000	1,250	-	-	44,250	-	-	-	45,500

Common Stock issued
in exchange of debt	9,494,374	9,494	-	-	751,266	-	-	-	760,760

Common Stock issued
for Convertible Loans	13,606,066	13,606	-	-	408,182	-	-	-	421,788
Common Stock issued
in lieu of sign-on
bonus	10,000,000	10,000	-	-	790,000	-	-	-	800,000

Stock based
compensation	-	-	-	-	9,800	(845,500)	-	-	(835,700)

Amortization of
deferred compensation	-	-	-	-	472,785	669,045	-	-	1,141,830
Adjustment to reclass
warrant liability to
equity	-	-	-	-	291,799	-	-	-	291,799

Beneficial conversion
feature			-	-	1,205,461	-	-	-	1,205,461

Reversal of stock
based Compensation	-	-	-	-	9,804	(29,500)	-	-	(19,696)
Foreign exchange gain	-	-	-	-	-	-	-	48,838	48,838
Net Loss	-	-	-	-		-	(3,098,535)	-	(3,098,535)

Balance as of
December 31, 2007	82,408,276	$82,408	6,000,000	$6,000	$21,269,252	$(977,563)	$(14,513,137)	$91,551	$5,958,511

               The accompanying notes are an integral part of these consolidated financial statements.

CARDTREND INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007		2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,098,535)		(4,892,464)
Adjustments to reconcile net loss to net cash		$
used in operating activities:
Depreciation and amortization	213,053		29,697
Amortization of debt discount	628,475		232,320
Stock based compensation	1,131,934		3,093,874
Stock issued for settlement of Interest	16,788		-
Stock issued for settlement of accrued liabilities	760,760		-
Change in derivative liability	(348,402)		333,725
Minority Interest	(21,892)		21,892
Loss from equity investment	105,263		-
Bad debt expense	6,381		17,974
Changes in operating assets and liabilities:
Accounts receivable	(218,227)		199,689
Other receivables	4,469		75,721
Prepaid expenses / Inventories	(15,580)		13,986
Accounts payable and accrued expenses	(40,681)		50,467
Unearned income	(94,466)		76,114

Net cash used in operating activities	(970,660)		(747,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment , net	(359,453)		(2,430)
Prepayment of Acquisition	(64,062)		-
Cash acquired from Cardtrend Systems	-		156,490
Cash acquired from IIG	-		2,807

Net cash (used in) provided by investing activities	(423,515)		156,867

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceed from Hire Purchase	8,679		-
Proceeds from (repayment of) notes payable and capital lease	1,205,000		(71,848)
Proceeds from related parties	-		305,160
Proceeds from convertible debt	-		560,000
Payments of deposits	-		(13,345)
Proceeds from exercise of stock options	-		1,200
Net cash provided by financing activities	1,213,679		781,167

Effect of exchange rate changes on cash and cash equivalents	48,837		41,667

Net (decrease) increase in cash	(131,659)		232,696

Cash and cash equivalents, beginning of year	343,262		110,566

Cash and cash equivalents, end of year	$211,603		$343,262

Supplemental schedule for non-cash investing and financing activities:
Common stock issued for settlement of accrued interest and debt	421,788		-
Discount on convertible notes	(1,205,462)		-
Extinguishment of derivative liability	291,799		-
Stock issued for services	1,131,934		562,500
Stock issued for settlement of accrued expenses	760,760		786,961
Stock issued in exchange for option exercises	-		25,500

The accompanying notes are an integral part of these consolidated financial statements.
F-5

Cardtrend International Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

1. Operations and Going Concern

Operations
     Cardtrend International Inc. (formerly Asia Payment Systems Inc.) (the "Company") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003.

     During the first quarter of 2004 the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services ("Payment Services") business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004 the Company was focusing all its efforts on the Payment Services business.

     The Company commenced its planned principal operations and started generating revenue from its pilot project in the first quarter of 2005. In 2005, the Company continued to develop prototype systems for testing by potential customers. Revenue generated from the pilot project had yet to be significant, and therefore, the Company continued to be considered a development stage company in 2005. However, on December 7, 2006, the Company completed the acquisition of Interpay International Group Ltd. (“IIG”) group of companies, which is an operator of payment cards and loyalty cards, and on October 31, 2006, completed the merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”) which is a provider of software solutions to operators of payment cards and loyalty cards. Revenues and expenses from Cardtrend Systems were recognized from November 2006 onwards while IIG’s revenues and expenses were recognized from December 8, 2006 onwards.

Prior to November 2006, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, “Development Stage Enterprises “ ("SFAS No.7"). Subsequent to November 2006, the Company no longer considers itself as a development stage company.

Going Concern
     The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception till November 2006, the Company has been engaged in organizational and pre-operating activities. For the year ended December 31, 2007, the Company incurred a net loss of $3,098,535 and a loss generated in operating activities of $2,696,275. At December 31, 2007, the Company had a working capital deficiency of $757,791 and an accumulated deficit of $14,513,137. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     In order to improve the Company's liquidity, the Company is actively pursing additional equity and or debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity and or debt financing.

     If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

Economic Dependency
     During the year ended December 31, 2007 approximately $1,181,026 or 68% of total revenues were derived from 3 customers as compared to $229,335 or 66% of total revenues from 2 customers for the same period in 2006. During the year ended December 31, 2007 approximately $900,247 or 68.85% of total services were purchased from one vendor, as compared to $155,885 or 73.6% from one vendor for the same period in 2006. However, these dependencies will be greatly reduced upon the completion of the proposed acquisition of the vendor which is expected by the end of April 2008.

2. Summary of Significant Accounting Policies

Basis of Presentation
     The audited consolidated financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:

*	Asia Payment Systems (HK) Ltd. (“APS HK”) incorporated under the Company Ordinance of Hong Kong. APS HK was incorporated for nominal consideration to facilitate operations in China.

*

100% in Global Uplink Ltd. (“GUL”), incorporated under the Company Ordinance of Hong Kong. GUL was acquired on October 31, 2007. GUL acts as the marketing for Asia Payment Systems (China) to solicit and sign up corporations in Hong Kong for Business Processes Out-sourcing services.

*

Asia Payment Systems Pte. Ltd. (“APS Singapore”), incorporated under the Company Ordinance of Singapore. APS Singapore was incorporated in August 2005 for nominal consideration to facilitate operations in South-east Asia. The shares are held by one of the Company's directors in trust.

*

Asia Payment System (China) Co., Ltd. (“APS China”), incorporated under the Company Ordinance of China. APS China was incorporated in October 2005 for an initial registered capital of $200,000, which was totally funded as of October 31, 2006. The register and paid up capital were increased to $400,000 in September 2007 and further increased to $600,000 in November 2007.

*

Cardtrend Systems Sdn Bhd. (“Cardtrend Systems” or “CSSB”), incorporated under the Company Ordinance of Malaysia. Cardtrend Systems was acquired on October 31, 2006. CSSB provides a complete IT solution for payment cards and loyalty cards, as well as data processing services to operators of payment cards and loyalty cards mainly in Asia Pacific and Middle-east regions.

*

Interpay International Group Ltd. (“IIG”), incorporated under the Company Ordinance of British Virgin Islands. IIG was acquired on December 7, 2006. IIG is the parent company of the following Subsidiaries :

* Interpay International Airtime Private Limited (“IIAT”), incorporated under the Company Ordinance of Singapore which acts as the holding company for Company’s Prepaid Business in Asia, except China. 60% in Etop Services (Malaysia) Sdn Bhd.
(“Etop Malaysia”), incorporated under the Company Ordinance of Malaysia. Etop Malaysia * distributes third parties’ prepaid products and services electronically through it network of dealers.
* Interpay Asia Sdn. Bhd. (“IA”), incorporated under the Company Ordinance of Malaysia which provides general and financial management services
*	to Cardtrend International Group of Companies.

*     Interpay International Resources Ltd. (“IIR”), incorporated under the Company Ordinance of British Virgin Islands. IIR was set up for the purposes of forming joint venture payment cards and loyalty cards companies in Asia.

*

Interpay International Franchising Ltd. (“IIF”), incorporated under the Company Ordinance of British Virgin Islands. IIF was set up for the purpose of owning the Intellectual Properties of card products developed and franchised/licensed to IIG group’s joint venture companies and other third parties.

*

Interpay International Associates Ltd. (“IIA”), incorporated under the Company Ordinance of British Virgin Islands. IIA was set up for the purpose of entering into management and technical services contracts with IIG group’s joint venture companies.

*	Payment Business Solution Sdn Bhd. (“PBS”), incorporated under the Company Ordinance of Malaysia. PBS distributes prepaid IDD call cards in Malaysia.

     All significant inter-company accounts and transactions have been eliminated in consolidation.

     On October 31, 2007, the Company’s wholly owned subsidiary in Hong Kong, APS HK, completed its acquisition of Uplink HK pursuant to the sale and purchase agreement (“SAPHK”) it had entered into with the shareholders of Uplink HK, Mr. Chen Yu Hua and Peng Hai Tao on December 8, 2006. Uplink HK is a company incorporated in Hong Kong and acts as the marketing arm of Uplink China’s BPO services. APS HK paid a total cash consideration of HK$500,000 (approximately $64,610) for the acquisition.

     The purchase price as of the acquisition date of October 31, 2007 was allocated as follows:

Current assets	$10,228
Fixed assets	-
Goodwill	64,610
Less: Liabilities acquired	(10,228)
Purchase Price	$64,610

     The following unaudited pro forma results of operations for the year ended December 31, 2007 and 2006 assume that the acquisition of Uplink HK occurred on January 1, 2007 and January 1, 2006 respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Dec 31, 2007	Dec 31, 2006
Net Revenue	$1,820,509	$450,709
Net loss	(2,956,100)	(3,982,884)
Loss per common share	(0.05)	(0.11)

Critical Accounting Policies and Estimates

     For the year ended December 31, 2006, the Company recorded increased revenue generated from the Processing Business operations due to the revenue generated by Cardtrend Systems, as well as from the Company’s Prepaid Business operation from PBS. For the year ended December 31, 2007, the Company continued to record higher revenue generated from these subsidiaries. The Company recognized losses from the combined operations of all the three Business Units, and the foregoing discussion of the Company’s plan of operations is based in part on the Company’s consolidated financial statements. These have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The estimates and critical accounting policies that are most important in fully understanding and evaluating the Company’s financial statements and results of operations are discussed below.

Foreign Currency Translation

     The Company translates the foreign currency financial statements into US Dollars using the year end or average exchange rates in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation”. Assets, liabilities and equity of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues, expenses and retained earnings are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity. Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

     Capital accounts are translated at their historical exchange rates when the capital transactions occurred. Resulting translation gains and losses, if any, are accumulated in a separate component of shareholders’ equity.

	December 31, 2007	December 31, 2006
Period end HKD : US$ exchange rate	7.8049	7.779
Average period HKD : US$ exchange rate	7.80255	7.769
Period end Renminbi: US$ exchange rate	7.3141	7.818
Average period Renminbi: US$ exchange rate	7.6172	7.982
Period end RM: US$ exchange rate	3.3151	3.531
Average period RM: US$ exchange rate	3.44714	3.565
Period end SGD: US$ exchange rate	1.4467	1.535
Average period SGD: US$ exchange rate	1.5072	1.541

     There are no material foreign currency transaction gains or loss for the years ended December 31, 2007 and 2006

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

Economic and Political Risks

     The Company's operations are conducted in Asia. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Asia, particularly in China where the Company has increased its activities substantially, as well as in Malaysia where majority of the Company’s operations is now located resulting from the acquisition of IIG and the merger of Cardtrend Systems, and by the general state of the Asian economy.

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

     For the year ended December 31, 2006, the fair value of the derivative liability recognized was $640,201 representing all of the Company’s outstanding warrants and vested non-employee stock options. $306,476 of this amount was reclassified from additional paid-in capital (equity) based on the initial related fair values. The additional $333,725 was recorded as a charge to net income in 2006. As at December 31, 2007, the Company determined it had sufficient shares to meet the equity obligations therefore the derivative liability recognized previously in the amount of $291,799 was extinguished and the initial related fair value reclassified back into additional paid in capital.

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

Accounts Receivable

     As of December 31, 2007, the Company has total account receivables amounted to $521,625 as compared to $309,779 as at December 31, 2006.

     The Company periodically reviews its accounts receivables in determining its allowance for doubtful accounts. As of December 31, 2007 and 2006, allowance for doubtful accounts balance for trade receivables was $6,381 and $17,974, respectively.

     Provision of doubtful accounts :

SEGMENTS	2007	2006
Business Processing	$6,381	$17,974
Prepaid	-	-
Card	-	-
Corporate Unallocated	-	-
Total	6,381	17,974

Impairment of Goodwill and Other Intangible Assets

     The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144). SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

     During the years ended December 31, 2007 and 2006, the Company management performed an evaluation of its intangible assets (goodwill) for purposes of determining the implied fair value of the assets at each respective year. The tests did not indicate that the recorded remaining book value of its goodwill exceeded its fair value, as determined by discounted cash flows. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

     As of December 31, 2007 and 2006, the book value of the Company’s goodwill was $5,961,793 and $5,897,731, respectively.

Revenue Recognition

     The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant. The Company further recognizes revenue from the licensing of Cardtrend Systems’ software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

     For the Company’s Processing Business operations, the Company recognizes revenue as the Company at the time services are rendered to the Company’s clients progressively and/or periodically as agreed in a service contract. Revenue for the licensing of software is recognized when the criteria in the preceding paragraph have been met and delivery has occurred. If, as is usually the case, the delivery of the software is part of an arrangement that includes the installation of the software, revenue is recognized when the installation is complete and customer acceptance has occurred. Contracts for the maintenance and support of the software are priced separately for one year period and revenue is recognized ratably over service period.

     For the year ended December 31, 2007, the Processing Business Unit, comprising Cardtrend Systems and Asia Payment Systems (China) Co. Ltd., recorded net revenue of $748,465 as compared to $188,251 for the year ended December 31, 2006, an increase of 298%. Asia Payment Systems, Inc. terminated the DFS Okinawa Contract as at December 31, 2006 and Cardtrend Systems entered into a 2-year renewable contract with DFS Okinawa effective January 1, 2007. Hence, Asia Payment Systems, Inc. no longer contributes any revenue to the Processing Business Unit effective January 1, 2007 onwards.

     For the Company’s Prepaid Business operations, the Company recognizes revenue as the Company at the time services are rendered to its dealers for goods delivered. The Company records the goods sold as gross revenue and less discounts given to the dealers to obtain net revenue, and then less costs of goods sold (i.e. face value of the goods less discounts received from the Company’s suppliers) to arrive at the Company’s gross profits before operating expenses. For the year ended December 31, 2007, the Prepaid Business Unit, comprising Etop Malaysia and PBS, both being subsidiaries of IIG, recorded net revenue of $978,927 as compared to $158,487 for the year ended December 31, 2006, an increase of 518%.

     For the Company’s Cards Business operations, the Company recognizes revenue from the Company’s subsidiaries and associated companies which the Company can determine that the Company has management control over the operations. Such subsidiaries and associated companies recognize revenues earned from card fees, merchant fees or commissions, interchange fees, cash advance/withdrawal fees, interest or share of interest income and any other fees billed to cardholders as well as to merchants. The Company do not recognize revenue generated by the Company’s associated companies which the Company do not have management control but the Company record dividends received (if any) from such associated companies. In 2006 and 2007, the Company did not record any revenue from external customers nor did the Company receive any dividend from the Company’s associated companies under the Cards Business Unit.

     For the year ended December 31, 2007, the Company recorded total net revenue of $1,727,392 as compared to $346,738 for the year ended December 31, 2006, an increase of about 398%.

Cash Equivalents

     For the purpose of the accompanying financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Concentrations of Credit Risk

     Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred. The Company did not incur any advertising costs for the year ended December 31, 2007.

Income Taxes

     The Company follows SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Shipping and Handling

     Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are generally billed to the customer and are recorded as revenue and the related expense is included in cost of goods sold.

Debt Issuance Costs

     The Company records debt discount for beneficial conversion features and warrants, on a relative fair value basis and amortizes debt discount over the life of the debt instrument. Beneficial conversion features are recorded pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments”. The amounts allocated to warrants and beneficial conversion rights are recorded as unamortized debt discount and additional paid-in-capital to be amortized over the life of the convertible debts. The amounts recorded are based on valuation models. The volatility of the Company’s stock price and other factors affecting the Company’s stock price are important determinants of the values determined.

Inventory

     Inventories are recorded at the lower of historical cost or market using the first in first out method of accounting. At December 31, 2007 and 2006, inventories were $2,716 and $4,221, respectively.

Stock Based Compensation

     Effective January 1, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123®, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

     For the year ended December 31, 2007, the Company expensed stock-based compensation from stock options/warrants granted / issued to directors, officers and employees (collectively referred to as “Employees”) in the amount of $456,882 (as compared to $2,131,590 for the year ended December 31, 2006) and to consultants in the amount of $675,052 (as compared to $962,284 for the year ended December 31, 2006)(including restricted shares), a total of $1,131,934 (as compared to $3,093,874 for 2006). At December 31, 2007, the unamortized balances of the fair value of stock options/warrants/shares issued to Employees and consultants were $2,147,520 (as compared to $1,573,638 at December 31, 2006) and $274,224 (as compared to $991,203 at December 31, 2006), respectively, a total of $2,421,745 (as compared to $2,564,841 at December 31, 2006).

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

     Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. The Company uses a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available

Net Loss Per Share

     Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share, if any, is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. Potentially dilutive securities representing 82,160,187 shares of common stock were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

Reclassifications

     Certain prior period amounts were reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements - Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140”. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48. “Accounting for uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48)”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS 157’s effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows as the Company does not have any defined benefit pension and other post retirement plans as of December 31, 2007.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements (see Note 1).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

3. Property , Plant and Equipment

     Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Maintenance and repairs to property and equipment are charged to current period earning as incurred. The cost of computer equipment and vehicles is depreciated on a straight-line basis over their estimated life of three to five years.

     Property and equipment as of December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Office equipment and renovation	$698,505	$330,096
Accumulated Depreciation	(143,016)	(21,008)
	$555,489	$309,088

     Depreciation expense recorded in the statement of operations for the years ended December 31, 2007 and 2006 is $113,053 and $13,030 respectively.

4. Related Party Transactions

     The Company had the following transactions for the years ended December 31, 2007 and 2006, with related parties:

     Incurred $10,882 and $42,392 in the years ended December 31, 2007 and 2006, respectively, for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest. Incurred net $127,578 in year ended December 31, 2007 for sales transaction to a company, in which a director has a controlling interest.

     Incurred $72,000 and $78,154 in the years ended December 31, 2007 and 2006 respectively, for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

     The following balances, which bear no interest and have no fixed terms of repayment, owed to directors, officers and companies controlled by certain officers and/or directors, were outstanding as of December 31,:

	2007		2006
Salaries owed to staff	78,758		164,095
Loans from Directors	148,055		343,227
Expense Claims	1,480		6,947
Due to related parties	$.228,293		$514,269

5. Other Receivables
Other receivable are comprised of the following:

Other receivables	2007		2006
Deposit and Prepayment	$283		$283
Other debtors	5,417		9,886
	$5,700		$10,169

6. Accrued Liabilities
Accrued liabilities are comprised of the following:

Accrued liabilities	2007		2006
		$
Accrued Expenses	$205,577		$254,383
Tax Payable	1,064		-
Salaries and Expenses owed to Employees.	62,486		191,891
Sundries and other creditors	368,702		332,855
	$637,829		$779,129

7. Loan Payable

     In 2001, a joint venture partner in China advanced $100,000 to the Company. The loan is non-interest bearing, with no repayment terms and is outstanding as of December 31 2007.

     In December 2005, the Company obtained a loan of $70,000 per agreement signed in December 2005. This loan was fully repaid with interest in June 2006.

     The Company’s 60% own subsidiary, Etop Services (Malaysia), obtained a 3-year financial lease facility totaling about $14,160 from a financial institution in Malaysia in December 2006. Balance outstanding as of December 31, 2007 is $8,679.

8. Income Tax

     The Company’s deferred income tax assets total approximately $1,002,460 and are offset by a valuation allowance of the same amount. Substantially all of the deferred tax assets relate to the Company’s net operating loss carryovers. Such carryovers are estimated to be approximately $2,931,655. The deferred tax asset has been entirely offset by a valuation allowance because the Company has not established a history of earnings and it is therefore inappropriate to assume as it is more likely than not that the loss carryovers will be utilized before they expire in various years beginning in 2019.

     Even if there is taxable income prior to the expiration of the net operating loss carryovers it is possible that some, all or even more than 100% of consolidated taxable income could be subject to income tax in jurisdictions that do not allow for the use of the carryovers or for losses from other subsidiaries.

     A reconciliation of the expected income tax benefit at the federal income tax rate with the income tax benefit actually recorded is as follows:

		2007	2006
Net Loss		$3,098,535)	$4,892,464
Expected income tax benefit at 34%		$1,053,502	$1,663,438
Less effects of nondeductible expenses:
Increase in deferred tax valuation allowance		$(1,053,502)	$(1,663,438)
Income tax expense	$		$0

     The provision for income tax in the amount of $1,288 related to foreign income tax incurred from the Chinese tax agent.

9. Capital Stock

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $.001 per share. There were 6,000,000 shares of preferred stock issued and outstanding at December 31, 2007 and at December 31, 2006.

Common Stock

     The Company is authorized to issue 250,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2007 and 2006 the Company has issued and outstanding 82,408,276 and 48,057,836 shares of common stock, respectively.

     During the year ended December 31, 2007 a total of 1,250,000 shares of the Company’s common stock valued at $45,500 was issued to 2 consultants for services. The value of the shares was recorded and amortized over 2 years from November 2007, the contractual period of the services.

     During the year ended December 31, 2007, a total of 1,687,511 shares of the Company’s common stock valued at $168,751 was issued for the settlement of debt (salary owed to an ex-officer and fees owed to 4 ex-consultants)

     During the year ended December 31, 2007 a total of 7,806,863 shares of the Company’s common stock valued at $592,009 for the settlement of debts (salaries and advances owed to employees, officers and directors). These shares were issued through the options granted to and exercised immediately by these employees at an exercise price equaled to the market price of our common stock at the time of grant. The fair values of these options, determined using the Black-Scholes option pricing model, totaling $22,561 were fully expensed at the time the options were granted.

     During the year ended December 31, 2007 a total of 10,000,000 shares of the Company’s common stock valued at $800,000 was issued as fees payable to the Chief Officer – Greater China and three other staff for the Greater China region.[Note: These shares were issued on January 2, 2008]. These fees are amortized over 5 years, the contractual period of the employment of the said individuals, commencing from November 1, 2007.

     During the year ended December 31, 2007, 13,606,066 shares were issued by the Company for 8 convertible loans converted into equity at a total value of $421,788. (See Note 12).

     During the year ended December 31, 2006 a total of 1,850,000 shares of the Company’s common stock valued at 425,150 was issued to 8 consultants for services. The values of the shares were recorded and amortized over the respective periods of the services of one year each.

     During the year ended December 31, 2006 a total of 81,000 shares of the Company’s common stock valued at $24,300 for the settlement of debts (fees owed to 6 consultants and salary to 1 officer). These shares were issued through the options granted to and exercised all the shares are exercised at grant date by the consultants and officer at an exercise price of $0.30, the market price of our common stock at the time of grant. The fair values of these options, determined using the Black-Scholes option pricing model, totaling $168,751 were fully expensed at the time the options were granted.

     During the year ended December 31, 2006 a total of 274,109 shares of the Company’s common stock valued at $30,152 was issued for the settlement of debt (salary owed to an ex-officer)

     During the year ended December 31, 2006, a total of 106,000 shares were issued arising from the exercises of warrants previously granted to an officer and an investor for a total proceed of $52,000.

     During the year ended December 31, 2006, a total of 3,200,000 shares of the Company’s common stock valued at $299,000 was issued to 5 consultants for services. The value of the shares were recoded and amortized over one year from December 2006, the contractual period of the services.

     During the year ended December 31, 2006, 6,732,962 shares were issued by the Company for 8 convertible loans converted into equity at a total value of $732,833. (See Note 12)

     From July 2006 onwards, since the Company did not have sufficient authorized shares to enable the exercise of the Company’s outstanding common stock purchase warrants and consultant options, the Company has reclassified the fair value of the warrants and consultant options as a liability on the balance sheet at December 31, 2006. (See Note 12)

     On July 24, 2007, the authorized shares were increased to 250,000,000 shares of common stock with a par value of $ 0.001 and 10,000,000 shares of preferred stock with a par value of $ 0.001. As a result of the increased authorized shares, the Company had sufficient number of common shares available to meet equity obligations therefore the derivative liability balance of $291,799 in the balance sheet was extinguished with the initial valuation of the underlying securities returned to equity. The Company recorded a gain in derivative liability for $348,402 from January 2007 to July 2007 in the Statement of Operations due to lower stock market price compared to stock price at liability dates.

10. Stock Options and warrants

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

     During the year ended December 31, 2006, the Company granted a total of 12,961,000 stock options to directors, employees and consultants for services; 600,000 pursuant to 2004 non-qualified stock option plan, 1,011,000 pursuant to 2005 non-qualified stock option plan and 11,350,000 unregistered option. The options were granted at the exercise price at $0.001 to $0.30 per share. The fair value of 11,350,000 stock options granted to directors, officers and employees was estimated to be $1,479,550 for the life of the options, of which, $128,663 was fully expensed in the year ended December 31, 2006, the balance of $1,350,888 will be expensed over the remaining period of service of the employees, directors and officers. The fair value of 1,596,000 stock options granted to independent consultants was estimated to be $171,574 for the life of the options, of which, $46,977 was expensed in the year ended December 31, 2006 and $108,718 will be amortized over the remaining period of service of the consulting services contracts. This fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 4.62% to 5.13%, expected volatility of 130% - 145%, an expected option life of 1 to 5 years and no expected dividends. The weighted average fair value of options granted was $0.18 per share.

     On February 2, 2007, the directors of the Company approved the 2007 Nonqualified Stock Option Plan (“2007 Plan”) for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, outsourced accountant or outsourced professionals, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. Further, the availability and offering of Stock Options under the Plan supports and increases the Company's ability to attract, engage and retain individuals of exceptional talent upon whom, in large measure, the sustained progress growth and profitability of the Company and the shareholders. The total number of shares available for grants of stock options under the 2007 Plan is 25,000,000 common shares.

     On February 6, 2007, the Company granted options to 12 employees and a consultant under the Company’s 2005 Stock Option Plan for them to purchase a total of 1,900,000 shares of the Company’s common stock at an exercise price of $0.078 per share with all the shares vested at the grant date. The total proceed amounting to a total of $148,200 was used to set-off partial amount of salaries owed to the said employees as of December 31, 2006. The fair value of the 1,900,000 options granted with immediate vesting was computed to be $3,800 using a Black Scholes model with a risk-free interest rate of 5.14%, an expected volatility of 131%, an expected option life of 1 day, no expected dividends and at the market price of $0.078 on the date of grant. The said shares were issued on February 12, 2007.

On February 26, 2007, the directors approved the cancellation of 11,350,000 unregistered options granted to 21 employees, officers and directors during 2006 at various exercise prices ranging from $0.10 to $0.25, and at the same time, approved the granting of similar respective amount of options to the employees, officers, under the 2007 Plan at an exercise price of $0.13. The vested options may only be exercised on or after April 15, 2007 or the effective date of the Company’s authorized number of shares being increased to at least 200,000,000, whichever is the later. The fair value of the modification of the 11,350,000 shares of stock option will be recognized over the remaining contractual terms ranging from one year to five years from the modification date. The Company has recognized $115,141 as additional stock-based compensation expenses for the year ended December 31, 2007 as resulted from the modification of non-vested shares options in accordance with SFAS No. 123(R).

     On June 1, 2007, the Company granted a new employee an option to purchase 200,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.10 per share. The vested options may only be exercised on or after April 15, 2007 or the effective date of the Company’s authorized number of shares being increased to at least 200,000,000, whichever is the later

     The fair values of the above total of 16,400,000 options granted to the directors, officers and employees at an exercise price of $0.10 per share under the 2007 Option Plan were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 130% and 201%; (3) risks free interest rates between 4.02% to 4.74%; (4) expected lives of 3 to 5 years; and (5) at a market price between $0.073 to $0.10. The fair values will be expensed off over the period of vesting for each director, officer and employee.

     On March 26, 2007, the directors approved the reinstatement of 240,000 warrants granted to a consultant on December 10, 2005 which was cancelled on December 15, 2006 by error.

     On August 27, 2007, the Company granted options to 9 employees, 3 officers, the Chairman of the Board and a management service consulting firm which is related to our Secretary/Treasurer to purchase a total of 4,856,196 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.073 per share with immediate vesting to settle salaries owing to them as at June 30, 2007 and advances made by them for the Company’s expenses totaling $354,503. The fair values of these options were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 196%; (3) risks free interest rates between 4.74%; (4) expected lives of 1 day; and (5) at a market price $0.073. The fair values, totaling $14,363, were expensed off at the time of granting the options.

     On October 1, 2007, the Company granted 3 new employees options to purchase a total of 1,000,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.10 per shares. The fair values of these options were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 203%; (3) risks free interest rates between 4.23%; (4) expected lives of 5 years; and (5) at a market price of $0.10. The fair values will be expensed off over the period of vesting for each of the employees.

     On October 23, 2007, the Company granted options to 7 employees and to 3 officers to purchase a total of 1,050,667 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.085 per share with immediate vesting to settle salaries owing to them as at September 30, 2007 totaling $89,306.71. The fair values of these options were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 202%; (3) risks free interest rates 3.98%; (4) expected lives of 1 day; and (5) at a market price $0.085. The fair values, totaling $4,198, were expensed off at the time of granting the options.

     On November 1, 2007, the Company granted options to a new officer and 3 new employees to purchase a total of 3,850,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.08 per share. The fair values of these options were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 201%; (3) risks free interest rates between 4.02%; (4) expected lives of 5 years; and (5) at a market price of $0.08. The fair values will be expensed off over the period of vesting for the officer and each of the employees.

     On November 15, 2007, the Company granted an option to a consultant to purchase 500,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.001 per share with immediate vesting to settle the fee payable to him at a value of $25,000. The fair values of this option was computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 199%; (3) risks free interest rates between 3.74%; (4) expected lives of 1 day; and (5) at a market price $0.06. The fair value will be amortized and expensed over two years, the contract period.

     On November 15, 2007, the Company granted 500,000 5-year warrants to a consulting firm at an exercise price of $0.40. The fair value of these warrants was computed using a Black-Scholes model with the following assumptions: 1) dividend yield of 0%; (2) expected volatility between 199%; (3) risks free interest rates between 3.71%; (4) expected lives of 5 years; and (5) at a market price $0.06. The fair value will be amortized and expensed over two years, the contract period.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) in fiscal years 2006 and 2007 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price
Balance December. 31, 2005	1,188,000	3,740,000	-	-	4,928,000	$0.670
Granted	600,000	1,011,000	11,350,000	-	12,961,000	0.160
Forfeited and Cancelled	(605,000)	(2,840,000)	0	-	(3,445,000)	0.320
Exercised	(600,000)	(881,000)	0	-	(1,481,000)	0.014
Balance At December. 31, 2006	583,000	1,030,000	11,350,000	-	12,963,000	0.200
Granted	-	-	750,000	22,806,863	23,556,863	0.088
Forfeited & Cancelled	(100,000)	(580,000)	(12,100,000)	(600,000)	(13,380,000)	0.193
Exercised	-	-	-	(6,406,863)	(6,406,863)	0.069
Balance At December. 31, 2007	483,000	450,000	-	15,800,000	16,733,000	$0.103

     A summary of the changes in the Company’s stock options granted to Employees in fiscal years 2006 and 2007 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price
Balance At December. 31, 2005	343,000	2,550,000	0	-	2,908,000	$0.900
Granted	-	15,000	11,350,000	-	11,350,000	0.180
Forfeited & Cancelled	(300,000)	(2,550,000)	0	-	(2,850,000)	0.830
Exercised	-	(15,000)	0	-	(15,000)	0.300
Balance At December. 31, 2006	43,000	0	11,350,000	-	11,393,000	0.180
Granted	-	0	750,000	22,306,863	750,000	0.090
Forfeited & Cancelled	-	0	(12,100,000)	(600,000)	(12,700,000)	0.173
Exercised	-	0	0	(5,906,863)	(5,906,863)	0.075
Balance At December 31, 2007	43,000	0	0	15,800,000	15,843,000	$0.095

     A summary of the changes in the Company’s stock options granted to Consultants in fiscal years 2006 and 2007 is presented below:

						Average
						Exercise
	2004
	Plan	2005 Plan	Unregistered	2007 Plan	Total	Price
Balance At December. 31, 2005	845,000	1,190,000	0	-	2,035,000	$0.450
Granted	600,000	996,000	0	-	1,596,000	0.030
Forfeited & Cancelled	(305,000)	(290,000)	0	-	(595,000)	0.640
Exercised	(600,000)	(866,000)	0	-	(1,466,000)	0.012
Balance At December. 31, 2006	540,000	1,030,000	0	-	1,570,000	0.370
Granted	-	-	0	500,000	500,000	0.088
Forfeited & Cancelled	(100,000)	(580,000)	0	-	(680,000)	0.551
Exercised	-	-	0	(500,000)	(500,000)	0.055
Balance At December 31, 2007	440,000	450,000	0	-	890,000	$0.234

     Additional information regarding total options outstanding (for Employees and Consultants) at December 31, 2007 is as follows:

			Outstanding			Exercisable
			Weighted				Weighted
			Average	Weighted		Weighted	Average
		Number	Remaining	Average	Number	Average	Remaining
Exercise		of	Contractual	Exercise	of	Exercise	Contractual
			Life
Price		Options	(years)	Price	Options	Price	Life (years)
	$0.08	3,850,000	9.92	$0.08	-	$0.08	-
	$0.10	12,050,000	9.18	$0.10	4,004,839	$0.10	9.05
	$0.13	100,000	3.67	$0.13	100,000	$0.13	3.67
	$0.20	43,000	1.42	$0.20	43,000	$0.20	1.42
	$0.25	400,000	0.08	$0.25	400,000	$0.25	0.08
	$0.30	290,000	2.72	$0.30	290,000	$0.30	2.72
		16,733,000	8.97	$0.10	4,837,839	$0.13	7.75

Additional information regarding total options outstanding (for Employees only) at December 31, 2007 is as follows:

			Outstanding			Exercisable
			Weighted				Weighted
			Average	Weighted		Weighted	Average
		Number	Remaining	Average	Number	Average	Remaining
Exercise		of	Contractual	Exercise	of	Exercise	Contractual
			Life
Price		Options	(years)	Price	Options	Price	Life (years)
	$0.08	3,850,000	9.92	$0.080	-	$0.08	-
	$0.10	11,950,000	9.17	$0.100	3,904,839	$0.10	9.17
	$0.20	43,000	1.42	$0.200	43,000	$0.20	1.42
		15,843,000	9.33	$0.094	3,947,839	$0.101	9.09

     Additional information regarding total options outstanding (for Consultants only) at December 31, 2007 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	Of	Contractual	Exercise	of	Exercise	Contractual
		Life
Price	Options	(years)	Price	Options	Price	Life (years)
$0.10	100,000	4.00	$0.100	100,000	$0.10	4.00
$0.13	100,000	3.67	$0.130	100,000	$0.13	3.67
$0.25	400,000	0.08	$0.250	400,000	$0.25	0.08
$0.30	290,000	2.72	$0.300	290,000	$0.30	2.72
	890,000	1.78	$0.240	890,000	$0.24	1.78

     Transaction involving warrants issued to investors and consultants in fiscal years 2006 and 2007 are summarized as follows (Warrants were not issued to Employees):

	Share Issuable
	Upon	Average
	Exercise of
	Warrants	Per Share
Outstanding At 12-31-2005	6,795,325	$0.80
Granted	6,732,962	$0.22
Exercised	-	$-
Canceled	(1,100,000)	$0.85
Outstanding At 12-31-2006	12,428,287	$0.45
Granted	14,106,066	$0.07
Exercised	-	$-
Cancelled	(3,607,166)	$0.36
Outstanding At 12-31-2007	22,927,187	$0.23

     Additional information regarding warrants outstanding at December 31, 2007 is as follows (Note: No Warrants were issued to Employees.)

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
						Life
Price	Warrants	Life (years)	Price	Warrants	Price	(years)
$0.160	645,644	1.75	$0.159	645,644	$0.159	1.75
$0.200	4,638,333	2.00	$0.200	4,638,333	$0.200	2.00
$0.300	1,448,985	1.75	$0.300	1,448,985	$0.300	1.75
$0.713	1,000,000	2.67	$0.713	1,000,000	$0.713	2.67
$2.000	1,088,159	2.67	$2.000	1,088,159	$2.000	2.67
$0.062	13,606,066	2.75	$0.062	13,606,066	$0.062	2.75
$0.400	500,000	2.92	$0.400	500,000	$0.400	2.92
	22,927,187	2.50	$0.235	22,927,187	$0.235	2.50

11. Commitments

Capital Lease Commitment
     Etop Services (Malaysia) Sdn Bhd, a subsidiary of ours based in Malaysia had obtained a financing of RM50,000 (approximately USD14,160) for the purchase of computers and peripherals in December 2006 and there remains an amount of RM33,119 (approximately $9,989) to be repaid within 2 years from December 31, 2007.

Operating Lease Commitment
     As at December 31, 2007, we had 10 operating leases that were entered into by the Company’s subsidiaries and are expiring within 3 years with a total rental amount of approximately $9,260 per month, reducing as and when each of the leases expiring through 2009

Employment Contracts Commitment
     As at December 31, 2007, we had a total of 21 employment contracts expiring within 1 to 5 years, with a payroll amount of approximately $88,500 per month reducing as and when each contract expires. As at December 31, 2007, there were 124 employment contracts terminable with prior notice of between 1 to 3 months that were entered into by our subsidiaries, with a payroll amount of approximately $48,680 per month.

Consulting Services Contract Commitments
     As at December 31, 2007, we had 2 consulting services expiring within 2 years with a cash fee payment of $2,500 per month.

12. Convertible Debt

     On January 3, 2007, the Company accepted 2 offers from 2 individual lenders of callable, on-demand convertible loans of $100,000 each (totaling $200,000), all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 but they will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.09 per share of the common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 and thereafter at the average closing price of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion cannot take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 and that the conversion price cannot be determined until conversion takes place.

     On May 2, 2007, the Company accepted two offers from two individual lenders of callable, on-demand convertible loans of $50,000 each (totaling $100,000), all bearing 10% annualized interest. The lenders may not convert the loans prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares but the lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.07 per share of the common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion cannot take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price cannot be determined until conversion takes place.

     On May 15, 2007, the Company accepted an offer from an individual lender of callable, on-demand convertible loan of $32,592, bearing 10% annualized interest. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares but the lender will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.058 per share of the common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loan is converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion cannot take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price cannot be determined until conversion takes place.

     On June 6, 2007, the Company accepted two offers from two individual lenders of callable, on-demand convertible loans of totaling $47,408, bearing 10% annualized interest. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares but the lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.054 per share of the common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans are converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion cannot take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price cannot be determined until conversion takes place.

     On June 26, 2007, the Company accepted an offer from an individual lender of callable, on-demand convertible loan of $25,000, bearing 10% annualized interest. The lender may not convert the loan prior to the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares but the lender will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.039 per share of the common stock of the Company or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loan is converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company did not record any intrinsic value of the beneficial conversion feature of the loan because the conversion cannot take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 shares and that the conversion price cannot be determined until conversion takes place.

     On August 8, 2007, the Company accepted an offer from a director of the Company and an offer from the spouse of the director, of callable, on-demand convertible loans of $100,000 and $200,000, respectively, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.031 per share of the common stock of the Company, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $300,000,

     On October 3, 2007, the Company accepted an offer from a director of the Company and an offer from the spouse of the director, of callable, on-demand convertible loans of $200,000 and $100,000, respectively, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.056 per share of the common stock of the Company, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account (“Effective Date”). Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $300,000,

     On October 19, 2007, the Company accepted an offer each from two individuals, of callable, on-demand convertible loans of $50,000 each, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.065 per share of the common stock of the Company, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $100,000,

     The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. For the year ended December 31, 2007, the Company recognized a total discount of $1,205,462 which was charged to additional paid in capital during the year. The Company has charged $628,476 to operation as amortization of Debt Discount as interest expense.

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

     On July 5, 2006, the Company accepted an offer of a callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lender will have the option to convert any money advanced and/or interest in arrears into Units priced at 75% of the average closing price of the preceding 5 days of the Company's common stock. Each Unit will consist of one restricted common share and one three-year warrant priced at two times the price of the Unit. On October 1, 2006, this loan, together with accrued interest, was converted into 645,644 common shares at $0.0795 per share with 645,644 attached warrants at an exercise price of $0.159 per share on October 1, 2006. The said shares and warrants were issued and delivered in November 2006.

     In September 2006, the Company accepted 6 offers of callable, on-demand convertible loans totaled $460,000, all bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at US$0.10 within 30 days from the date of the agreement and thereafter at the average closing price of the preceding 5 days of the Company’s common stock. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. In October 2006, these loans, together with accrued interest, were converted into 4,638,333 common shares at a conversion price of $0.10 per shares with 4,638,333 attached warrants at an exercise price of $0.20 per share. The said common shares and warrants were issued and delivered in November 2006.

     For the year ended December 31, 2006, the Company recognized a total discount of $232,320 as interest expense on the total convertible loan payables of $710,000 together with accrued interest.

13. Derivative Liability

     As disclosed in Note 8, the Company does not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholder’s approval. Accordingly, the Company could not be assured that there will be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding prior to July, 2007.

     Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19. From July 01, 2006, the initial date on which the Company had insufficient shares to settle all contractual obligations under option and warrant agreements outstanding, a $167,536 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black-Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 5.10% and (4) expected life and exercise prices consistent with each individual instrument.

     Additionally, during July through December 2006, the $161,413 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black-Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.5% and (4) expected life and exercise prices consistent with each individual instrument. The fair values of new instruments issued during this period have been classified as liabilities as of the date of issue. This amount aggregated $407,139 computed under a Black-Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of 4.74% and (4) expected life and exercise prices consistent with each individual instrument.

     At December 31, 2006, the fair value of each instrument was again computed under a Black-Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 140% (3) risk-free interest rate of approximately 4.74% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $640,201. As a result, for the year ended December 31, 2006 the Company recorded approximately $333,725 as a charge to Change in value of Warrant Liability.

     The Company recorded a gain of $348,402 in derivative liability due to lower stock prices against the stock prices at liability dates from January 2007 to June 2007. In July 2007, the balance of derivative liability amounting to $291,799 was extinguished when the authorized share capital was increased from 50 million to 250,000,000 shares.

14. Subsequent Events

     On January 1, 2008, we engaged the services of a consultant in the financial related matters, including the consultation regarding transactional accounting treatments, choices, disclosures, etc for a fixed fee of $3,000 per quarter.

     On January 1, 2008, the Board of Directors approved the granting of 3 options to 2 consultants and 1 advisor to each purchase 50,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.08 per share. The fair values of these options were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 208%; (3) risks free interest rates of 3.34%; (4) expected lives of 1 year; and (5) at a market price $0.04. The fair values will be amortized and expensed over one year, the contract period for the provision of business development and advisory services in China. On April 1, 2008, the Board of Directors rectified the said resolution to exclude the granting of the option to the advisor as the advisory service contract was not executed and the Board of Directors decided not to pursue with the appointment.

     On January 1, 2008, the Company granted options to two new employees of Asia Payment Systems (HK) Ltd. to each purchase 250,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.08 per share. The fair values of these option were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 208%; (3) risks free interest rates between 3.34%; (4) expected lives of 1 year; and (5) at a market price $0.04. The fair value will be amortized and expensed over five year, the contract period for the employment of the two employees..

     On January 14, 2008, the Company granted options to 7 employees and 3 officers to purchase a total of 3,023,119 shares of the Company’s common stock (105,020 under the 2004 Plan, 919,000 under the 2005 Plan and 1,999,099 under the 2007 Plan) at an exercise price of $0.05 per share with immediate vesting to settle salaries owing to them as at December 31, 2007 and advances made by them for the Company’s expenses totaling $151,156. The fair values of these options were computed using a Black- Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility 212%; (3) risks free interest rates between 3.20%; (4) expected lives of 1 day; and (5) at a market price $0.05. The fair values were expensed off at the time of granting the options.

     On January 21, 2008, the Company terminated the Business Alliance Agreement with SMS Biz Sdn. Bhd. (“SMS Biz”) and entered into a share exchange agreement (“SMS Biz SEA”) with Yap Kit Chuan and Chua Tong Ling, the two shareholders of SMS Biz to acquire 100% of SMS Biz for a total consideration of 7,000,000 shares of the Company’s common stock. The SMS Biz SEA is expected to be closed by the end of April 2008.

     On January 22, 2008, the directors of the Company approved the issuance of 15,563,604 shares of its restricted common stock at an average of $0.0435 per share, to two accredited investors (one being a director of the Company and the other, his wife) for the conversion of four convertible loans and accrued interests totaling $620,083 on January 15, 2008. Pursuant to the agreements, a total of 15,563,604 3-year warrants at an exercise price of US$0.062 per share for half of the warrants and US$0.112 per share for the other half, were granted to the investors. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The intrinsic values of the convertible loans were determined at the time the loans were obtained and were recorded. The intrinsic value balance of $410,959 were fully charged out as at the date of conversion.

     On January 23, 2008, Mr. Robert Clarke resigned as director and chairman of the board of directors. Mr. Clarke has no dispute or disagreement with any director or the Company.

     On January 30, 2008, the Company entered into a business development contract with Willow Cove Investment Group, Inc. (“Willow Cove”), a California based company, whereby Willow Cove will render its services on a performance based fee structure to assist the Company and its executive management in general corporate development and the structuring and presentation of business opportunities for consideration by the Company. A referral fee ranging from 2% to 5% of the revenue received by the Company from sales of its products/services to customers referred by Willow Cove will be payable to Willow Cove for a period of three years following the date the Company first recognizes revenue from such referred customer. A referral fee ranging from 2% to 5% of the gross consideration paid by the Company for any merger or acquisition or on the Company’s portion of the paid in capital for any joint venture company introduced by Willow Cove will be paid to Willow Cove upon completion of the merger or acquisition or joint venture. In addition, upon any loan or debt financing arranged or introduced by Willow Cove to the Company, the Company will pay Willow Cove two percent (2%) of such gross loans or debt proceeds. The term of this engagement shall be for a minimum period of one year from January 30,2008 and continue on a month to month basis thereafter until terminated by either party.

     In January 2008, the Company converted 3,500,000 shares of Series A Preferred Stock to 17,500,000 shares of common stock of the Company.

     In January 2008, the Company converted 2,500,000 shares of Series B Preferred Stock to 25,000,000 shares of common stock of the Company.

     On February 1, 2008, Mr. Jee Sam Choo was appointed as chairman of the board of directors.

     On February 1, 2008, the directors of the Company approved the issuance of 1,569,659 shares of its restricted common stock at a price of $0.065 per share, to three accredited investors for the conversion of three convertible loans and accrued interests totaling $102,028 on January 15, 2008. Pursuant to the agreements, a total of 1,569,659 3-year warrants at an exercise price of US$0.13 per share were granted to the investors. The offer and sale of the shares was exempted from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 406 of Regulation D. The sale did not involve a public offering or general solicitation. The stock certificates issued to the purchaser contained a restrictive legend in accordance with Rule 144. The intrinsic values of the convertible loans were determined at the time the loans were obtained and were recorded. The intrinsic value balance of $77,260 was fully charged out as at the date of conversion.

     On February 1, 2008, the directors of the Company approved the proposed increase of the paid up capital of APS China from US$600,000 to US$800,000. On March 12, 2008, US$50,000 of the incremental $200,000 was paid into APS (China) by the Company.

     On February 20, 2008, the Company accepted an offer from an individual, of a callable, on-demand convertible loan of $50,000, bearing an interest rate of 10% per annum. The lender will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.048 per share of the common stock of the Company, if the said loan is converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loan at $50,000,

     On February 20, 2008, the Company accepted an offer each from three individuals, of 3 callable, on-demand convertible loans totaling $100,000 ($35,000, $35,000, and $30,000 respectively), bearing an interest rate of 10% per annum. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.048 per share of the common stock of the Company, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $100,000.

On March 7, 2008, Mr. Michael Oliver resigned as director of the Company. Mr. Oliver has no dispute or disagreement with any director or the Company.

     On March 7, 2008, Mr. Charlie Rodriguez resigned as director and Secretary and Treasurer of the Company. Mr. Rodriguez has no dispute or disagreement with any director or the Company.

     On March 10, 2008, the Company entered into a business development contract with Lim Han Seng (“LHS”), a Malaysian, whereby LHS will render his services on a performance based fee structure to assist the Company and its executive management in general corporate development and the structuring and presentation of business opportunities for consideration by the Company. A referral fee ranging from 2% to 5% of the revenue received by the Company from sales of its products/services to customers referred by LHS will be payable to LHS for a period of three years following the date the Company first recognizes revenue from such referred customer. A referral fee ranging from 2% to 5% of the gross consideration paid by the Company for any merger or acquisition or on the Company’s portion of the paid in capital for any joint venture company introduced by LHS will be paid to Willow Cove upon completion of the merger or acquisition or joint venture. In addition, upon any loan or debt financing arranged or introduced by LHS to the Company, the Company will pay LHS two percent (2%) of such gross loans or debt proceeds. The term of this engagement shall be for a minimum period of one year from March 10,2008 and continue on a month to month basis thereafter until terminated by either party.

     On April 7, 2008, Ms. Katherine YL Tung was appointed as Secretary and Treasurer of the Company. Ms. Tung does not have an employment contract with the Company but provides her services to the Company through a company related to her which has entered into an administrative services contract with the Company for a period of one year commencing April 7, 2008 for a monthly fee of $2,000. She was granted an option under the 2007 Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share, and vesting at the end of every three months commencing from April 1, 2008 for a one year term. The fair values of these options amounting to $2,100 were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 235%; (3) risks free interest rates of 1.72%; (4) expected lives of 1 year; and (5) at a market price $0.03. The fair values will be amortized and expensed over one year, the contract period for the provision of the said administrative services.

15. Segment Information

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

     Summarized financial information by line of business for the years ended December 31, 2007 and 2006, as taken from the internal management system previously discussed, is listed below

	For the years ended December 31,
	2007	2006
Net revenues:
Processing Business	$748,465	$188,251
Prepaid Business	978,927	158,487
Cards Business	-	-
Total revenue	$1,727,392	$346,738

	For the years ended December 31,
	2007	2006
Gross Profit
Processing Business	$404,226	$132,453
Prepaid Business	15,585	2,602
Cards Business	-	-
Total Gross Profit	$419,811	$135,055

	For the years ended December 31,
	2007	2006
Operating Income/(loss)
Processing Business	$(1,000,618)	$(131,604)
Prepaid Business	(121,815)	(365,719)
Cards Business	6,921	(366,389)
Corporate unallocated	(1,580,763)	(3,441,506)
Total Operating Income (loss)	$(2,696,275)	$(4,305,218)

	At December 31,
	2007	2006
Assets
Processing Business	$3,886,123	$3,285,483
Prepaid Business	2,149,632	1,954,593
Cards Business	1,654,978	1,742,319
Corporate unallocated	-	511,841
Total Assets	$7,690,733	$7,494,235

	For the years ended December 31,
	2007	2006
Capital Expenditures
Processing Business	$351,470	$2,430
Prepaid Business	967	-
Cards Business	17,976	-
Total Capital Expenditures	$370,413	$2,430

     The net operating income (loss) data listed above includes the effects of selling, general and administrative expenses and depreciation and amortization. The following tables disclose those amounts for each segment.

	For the years ended December 31,
	2007	2006
Operating Expenses :
Processing Business	$1,755,088	$264,057
Prepaid Business	137,200	368,320
Cards Business	16,864	368,353
Corporate unallocated	1,206,934	3,439,543
Total Operating Expenses	$3,116,086	$4,440,273

	For the years ended December 31,
	2007	2006
Depreciation and amortization:
Processing Business	$147,652	$6,766
Prepaid Business	62,853	5,128
Cards Business	2,139	-
Corporate unallocated	409	17,803
Total Depreciation and amortization	$213,053	$29,697

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE

     On June 5, 2007, we dismissed Weinberg & Company (“Weinberg”) as the independent registered public accounting firm for the Company. Weinberg had been the independent registered public accounting firm for and audited the consolidated financial statements of the Company for the years ended December 31, 2004 and 2005 and had performed the review for the three-month periods ended March 31, 2005, June 31, 2005, September 30, 2005, March 31, 2006, June 31, 2006 and September 30, 2006. All of the foregoing audited consolidated financial statements are hereinafter collectively referred to as the “consolidated financial statements.” The reports of Weinberg on the consolidated financial statements for the fiscal years 2004 and 2005 indicated contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph relating to the Company’s ability to continue as a "going concern." The dismissal of Weinberg was approved unanimously by the Board of Directors as Weinberg did not complete the audit for the fiscal year 2006.

     In connection with Weinberg’s audits for the fiscal years 2004, 2005 and 2006 (incomplete) and in connection with Weinberg’s review of the subsequent interim periods through September 30, 2006, there have been no disagreements between the Company and Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Weinberg, would have caused Weinberg to make reference thereto in their reports on the Company’s consolidated financial statements for these fiscal years. Weinberg agreed with the foregoing statements in the letter that it was required to send to the Commission pursuant to Item 304 of Regulation S-B.

     On June 5, 2007, the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm. The Company had not consulted with RBSM regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues.

     In connection with the audit for the two most recent fiscal years and in connection with RBSM’s review of the subsequent interim periods through September 30, 2007, there have been no disagreements between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference thereto in its report on the Company’s consolidated financial statements for the last fiscal year.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

     In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

     This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

     There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting except as described below.

In the third quarter of 2007, we implemented the following procedures or internal controls:

     We reviewed all convertible securities and equity instruments to identify any securities that may have embedded beneficial conversion features or derivatives.

     We improved the supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and procedures applicable to the valuation, accounting and disclosure of convertible securities, equity instruments and derivatives

In order to avoid any extended and prolonged audit for the fiscal year ended December 2007 and beyond which may cause a delay in closing the Company’s accounts, checklists have been developed delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklists provide evidentiary support of work performed and reviewed. Specific checklist has been developed for non-quarter end months, quarter end months, and the annual close. These checklists were implemented in the third quarter 2007 close process and utilized in the preparation of the third quarter 2007 Form 10-QSB and subsequent period ends.

     In addition, the Company now has a Chief Financial Officer with extensive financial reporting experience and supported by 6 full-time accounting and financial executives. The Company feels the Company’s current Finance and Accounting team is contributing positively to the improvement of the quality of current and future periods’ financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

     Our directors and principal executive officers during 2007 and as at the date of this report are as specified on the following table:

			Term
Name	Age	Position	(years)	Period Served in Office
Robert Clarke	63	Director, Ex-Chairman & Ex-CEO (Resigned)	1	October 2, 1998 (inception) to January 23, 2008
King K. Ng	57	Director, Chief Executive	5	From May 22, 2006 to present.
		Officer and President
Kok Keng Low	49	Director and Chief	5	From September 28, 2006 to present.
		Operating Officer
Michael J. Oliver	59	Director (Resigned)	1	From July 20, 2005 to March 7, 2008.
Charlie Rodriguez	63	Director, Secretary and Treasurer (Resigned)	1	From September 21, 2000 to March 7, 2008.
Rosaline Tam	56	Director (Resigned)	1	From March 6, 2006 to November 1, 2007.
Jee Sam Choo	64	Director, Chairman	1	From June 19, 2006 to present (appointed Chairman
				On February 1, 2008.
Yu Hua Chen	40	Director, Chief Officer – Greater China	5	From November 8, 2007 to present
Thomas CL Wong	47	Chief Financial Officer	4.5	From January 1, 2007 to present.
Katherine YL Tung	53	Secretary and Treasurer	1	From April 7, 2008 to present.

Robert G. Clarke had been a member of the Board of Directors since its inception on October 2, 1998 and until December 17, 2004 he was also our Chairman. He was re-appointed Chairman on October 5, 2005. On October 15, 2005, he became Chief Executive Officer until May 22, 2006. Mr. Clarke resigned as director and chairman of the Board on January 23, 2008.

King K. Ng has been a member of the Board of Directors since June 1, 2006. He was appointed President & Chief Executive Officer on May 22, 2006. Mr. Ng founded Interpay International Group Ltd. (“IIG”) in 1995 and has been its Chief Executive Officer since. Prior to founding IIG, Mr. Ng was the President of Cards & Payment Services of MBf Group, a conglomerate based in Malaysia. Under the leadership of Mr. Ng and during his tenure with MBf Group, MBf became the largest issuer of MasterCard cards in South-east Asia and expanded into several countries in Asia, including China. Mr. Ng began to build MBf’s payments and loyalty-rewards cards businesses for MBf Group in 1986 after leaving American Express as its Division Vice President of Business Development for the Travel Related Services Group in Asia Pacific & Australia Division based in Hong Kong. Mr. Ng was the Vive President & General Manager of American Express’ Travel Related Services Group for Malaysia and Brunei from 1978 to 1985. During his tenure in American Express Malaysia, Mr. Ng built and led it to become the largest issuer of credit/charge cards in Malaysia prior to his departure for his posting in Hong Kong. Between 1991 and 1995, Mr. Ng served as a Director of Maestro International and an Alternate Director of the MasterCard International’s Asia Pacific Board of Directors. He was an independent consultant of MasterCard Advisors between 2003 and 2005.Mr. Ng received his tertiary education in England and possesses a B.Sc. (Engineering) Degree from University of London, London and a M.Sc. (Administrative Sciences) Degree from the City University Graduate Business School, London. He is fluent in English and Chinese, including a few Chinese dialects.

Kok Keng Low has been a member of the Board of Directors since September 28, 2006. Mr. Low was appointed as the Chief Technology Officer and Head of Processing Business on the same day. He was promoted to the position of Chief Operating Officer in August 2007. Mr. Low began his career in 1984 with British Steel PLC in Scotland. He then worked as General Manager of MBf Group Technology Division of Malaysia where he was responsible for supporting ICT needs of the Group’s finance, insurance and card businesses in Asia Pacific. He then joined Magnate Computers Sdn. Bhd., a Malaysian based IT company providing payment solutions to operators of card business. From 1999 to 2002, Mr. Low served as Asia Pacific Regional Director of Business Development for a New Zealand based company providing card and payment solutions. In 2002, he founded Cardtrend Systems Sdn. Bhd., which developed its own payments, loyalty-rewards and other related systems. Cardtrend is a MSC status company as designated by the Government of Malaysia under its Multimedia Super Corridor Program. In September 2006, Cardtrend Systems successfully merged with Asia Payment Systems, Inc. on October 31, 2007. Mr. Low possesses a B.Sc. (East London University, UK) and a M.Sc. (Lancaster & Strathclyde University, UK) in Operational Research. He speaks fluent English and has a working knowledge of Chinese (Mandarin and other Chinese dialects).

Michael J. Oliver had been a member of the Board of Directors since July 20, 2005. Mr. Oliver resigned as director of the Company on March 7, 2008.

Charlie Rodriguez has been a member of the Board of Directors since September 21, 2000. He was appointed Secretary/Treasurer on December 17, 2004. From 1995 to current, he is the President of Management Services of Arizona, a personally owned business consulting company which provided consultancy services to the Company until Mr. Rodriguez’s resignation as director of the Company on March 7, 2008.

Rosaline Tam had been a member of the Board of Directors since March 6, 2006 until she resigned as director of the Company on November 8, 2007.

Jee Sam Choo has been a member of the Board of Directors since June 28, 2006. Mr. Choo is a seasoned Malaysian businessman, who speaks fluent Mandarin, and is currently a director of several private companies in Malaysia. He was a director and the Chairman of the audit committee of a publicly listed company, Seni Jaya Corporation Bhd., which is a leading outdoor advertising media specialist in Malaysia. He also has his own investment holding company, JS Choo Holdings Pte Ltd, concentrating on property investments. Mr. Choo’s career includes senior management appointments with several international companies including Diner’s Club and Bata Shoes. He also served in the 1990’s as the Senior Vice President/General Manager of MBf Card Services, the largest MasterCard issuer in South East Asia at the time. Mr. Choo holds a degree in Bachelor of Arts (Honours) from the University of Malaya and a Master in Business Administration (Distinction) from The Asian Institute of Management, the Philippines. He has also been active in the Rotary International for the past 22 years and has made a strong contribution to the development of social and charitable services in Malaysia, including fund raising for four dialysis centers to serve low income patients. Mr. Choo was appointed as the Chairman of the Board on February 1, 2008.

Yu Hua Chen has been a member of the Board of Directors since November 8, 2007, replacing Ms. Rosaline Tam. Mr. Chen was appointed as the Chief Officer for our Greater China region on November 1, 2007. Mr. Chen was a senior executive of China Southern Post & Telecommunication prior to his resignation in 2002 to form a business process out-sourcing services company in Guangzhou which provides services to financial institutions and multinational companies in China. Mr. Chen holds a degree in Business Management from the University of Jinam, Guangzhou, China.

Thomas CL Wong has been the Chief Financial Officer of the Company since January 1, 2007, replacing Mr. Bernard Chan who resigned on December 31, 2006. Mr Wong joined the Company from Interpay International Group Ltd. on July 1, 2006 as Head of Accounting and Finance. Mr. Wong started his career in accounting and finance with American Express Malaysia office in 1980. He was Manager – Finance with MBf Card Services in Malaysia looking after accounting and financial control in MBf’s card businesses in the Asia Pacific region. He left MBf in 1996 and became the Senior Manager- Finance of iSynergy, the joint venture card company of Interpay International Group Ltd. which is a licensee of MasterCard in Malaysia. In order to gain further experience in the financial matters relating to credit card business in a commercial bank, Mr.. Wong left iSynergy in January 2002 and joined AmBank, a commercial bank in Malaysia, which issues MasterCard and Visa credit cards. Mr. Wong was appointed as the chief financial officer of Interpay International Group Ltd. in 2005.

Katherine YL Tung was appointed as Secretary and Treasurer, replacing Mr. Rodriguez, on April 7, 2008. Ms. Tung is an US citizen and possesses business experiences in the Asian region as well as in the US. Ms. Tung worked for American Express Card Division in Singapore between 1977 to 1982 holding positions in secretarial and administrative functions with the last being Supervisor – Customer Services prior to her departure to set up trading companies of her own in Singapore and Malaysia. She worked in various companies (including BankCard Solutions, Inc. where she was the Administrative Assistant & Office Manager from January 2004 to April 2007) in the US where she has been since 1986. She is the principal officer of Katelin Enterprises, Inc., a California based company which provides administrative and consultancy services to the Company for a term of one year from April 7, 2008.

Audit Committee and Charter

Our audit committee consists of our entire board of directors. Our audit committee, established in 2004, during the year 2007 and as at the date of this 10-KSB report, comprises all of our directors – Robert Clarke (resigned on January 25, 2008), Charlie Rodriguez (resigned on March 7, 2008), Rosaline Tam (resigned on November 1, 2008), Michael Oliver (resigned on March 7, 2008), Jee Sam Choo (Chairman), King K. Ng (Chief Executive Officer), Kok Keng Low (Chief Operating Officer) and Yu Hua Chen (Chief Officer – Greater China). Our audit committee is responsible for:

*	Selection and oversight of our independent accountant;

*	Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters;

*	Establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters;

*	engaging outside advisors; and

*	Sourcing for funds for fee payments to the outside auditor and any outside advisors engaged by the Company.

A copy of our audit committee charter was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Audit Committee Financial Expert

We do not have a financial expert in our Audit Committee. We believe the cost related to retaining a financial expert at this time is prohibitive. On January 1, 2008, we retained a consultant to provide the Company with advices on accounting and financial matters.

Compliance With Section 16(a) of the Exchange Act

     The following individual failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year:

Number of
		Transactions	Known Failures
	Number of	not reported on	To File a
Name	Late reports	a timely Basis	Form
Jee Sam Choo (1)	1	1	-
(1)	The transaction was for shares of common stock issued for the conversion of loans.

Code of Ethics

     We have adopted a corporate code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers.

     Option award compensation is the fair value for stock options vested during the period, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officers and other executives for the most recent two years is as follows:

							Nonqualified
Name and						Non-Equity Deferred		All
Principal				Stock	Option	Incentive	Comp.	other
Position	Year	Salary	Bonus Awards Awards Plan Comp. Earnings					Comp.	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

King K. Ng	2007	153,796	-	-	126,125	-	-	-	279,921
President, CEO and	2006	96,538	-	-	49,575	-	-	-	146,113
Director (1)(7)

Kok Keng Low	2007	131,762	-	-	55,272	-	-	-	187,034
Chief Operating	2006	28,961	-	-	13,013	-	-	-	41,974
Officer and
Director (2)(7)

Charlie Rodriguez	2007	72,000	-	-	20,994	-	-	-	91,586
Secretary/Treasurer	2006	72,000	-	-	121,763	-	-	-	193,763
Director (3) (7)

Edith Ho	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ex- CFO (4)	2006	51,667	-	-	241,800	-	-	-	293,467

Benny Lee	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ex-President and	2006	39,000	-	-	268,575	-	-	-	307,575
Ex-Director (5)

Bernard	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Kwong-Chung Chan	2006	-	-	-	13,500	-	-	-	13,500
Ex- CFO (6)

Thomas Chee Leong	2007	76,172	-	-	28,701	-	-	-	104,873
Wong, CFO (8)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Yu Hua Chen	2007	16,661	-	16,000	-	-	-	-	32,661
Director & Chief Officer	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Greater China (9)

Robert Clarke	2007	-	-	-	20,994	-	-	-	20,994
Ex-CEO & Ex-Director	2006	-	-	-	187,688	-	-	-	187,688
& Ex- Chairman (10)

Katherine YL Tung	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary & Treasurer
(11)	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	King K. Ng became President, CEO and a Director on May 22, 2006.
(2)	Kok Keng Low became a CTO and Director on September 28, 2006 and COO on August 1, 2007.
(3)	Charlie Rodriguez was Director and Secretary & Treasurer during 2006 and 2007, and he resigned from these positions on March 7, 2008.
(4)	Edith Ho resigned as CFO on June 30, 2006.
(5)	Benny Lee resigned as President effective May 2006, and as a Director on September 26, 2006.
(6)	Bernard Kwong-Chung Chan was the CFO from July 1, 2006 to December 31, 2006
(7)	Inclusive of options awarded as Director's Compensation. (See “Directors’ Compensation” below)
(8)	Thomas Chee Leong Wong became the CFO on January 1, 2007.
(9)	Yu Hua Chen became the Chief Officer – Greater China on November 1, 2007 and Director on November 8, 2007.
(10)	Robert Clarke was the Chairman and Director during 2006 and 2007, and was the CEO between Jan. 15, 2006 to May 22, 2006. Mr. Clarke resigned as Director and Chairman on January 23, 2008.
(11)	Katherine YL Tung became Secretary and Treasurer from April 7, 2008. She was not associated with the company prior to that date.
N/A Not Applicable.

Narrative Disclosure To Summary Compensation Table

King K. Ng, President and Chief Executive Officer and a Director, has a 5-year employment contract with the Company commencing from May 22, 2006. From May 22, 2006 to December 31, 2006, he received a total salary of HK$750,000 (approximately $96,538) from the Company. For the fiscal year ended December 31, 2007, Mr. Ng received a total salary of HK$1,200,000 (approximately $153,796). from the Company.,, the Company expensed $49,575 and $-126,125, respectively, of the total fair values of the options granted to Mr. Ng in 2006 and 2007, amounting to $1,134,425, which are vesting over 5 years, the employment period of Mr. Ng, with the first vesting on August 21, 2006 and final vesting on May 21, 2011. Unvested options are cancelled should early termination occur. Mr. Ng did not receive any other compensation in 2006 and 2007.

Edith Ho served as the Chief Financial Officer until June 15, 2006. Mrs. Ho was paid a salary of $51,666 from January 1, 2006 to June 15, 2006 before she resigned. She did not have an employment contract with the Company. For the fiscal year ended December 31, 2006, the Company expensed $241,800 of the total fair values of the options and warrants granted to Mrs. Ho in 2005 and 2006, amounting to $707,100. Mrs. Ho did not receive any other compensation in 2006 and she resigned as the CFO on June 15, 2006 and her stock options and warrants were forfeited 30 days after her resignation.

Bernard Kwong-Chung Chan served as Executive Vice President - Chief Financial Officer between July1, 2006 to December 31, 2006. He did not receive any cash compensation but was granted an unregistered option to purchase 750,000 shares of the Company at $0.23 per share. For the fiscal year ended December 31, 2006, the Company expensed $13,500 of the total fair value of the option amounting to $81,000. Mr. Chan did not receive any other compensation and he resigned as CFO on December 31, 2006 and forfeited all rights to his options.

Benny Lee, who severed as President prior to his resignation on July 31, 2006, did not have an employment contract and was paid a salary of $39,000 for his services from January 1, 2006 to July 31, 2006. For the fiscal year ended December 31, 2006, the Company expensed $268,575 of the total fair value of all the options and warrants granted to Mr. Lee in 2005 and 2006, amounting to $783,100. Mr. Lee did not receive any other compensation in 2006. Mr. Lee was serving as a Director until his resignation on September 28, 2006 and forfeited all rights to his options and warrants 30 days thereafter.

Kok Keng Low, Executive Vice President and Chief Operating Officer and a Director, has a 5-year employment contract with the Company commencing from September 28, 2006. From September 28, 2006 to December 31, 2006, he received a total salary of HK$225,000 (approximately $28,961) from the Company and a subsidiary of the Company. For the fiscal year ended December 31, 2007, Mr. Low received a total salary of HK$950,000 (approximately $131,762) from the Company and a subsidiary of the Company. For the fiscal years ended December 31, 2006 and 2007, the Company expensed $13,013 and $55,272, respectively, of the total fair values of the options granted to Mr. Low in 2006 and 2007, amounting to $458,638, which are vesting over 5 years, the employment period of Mr. Low, with the first vesting on December 27, 2006 and final vesting on September 27, 2011. Unvested options are canceled should early termination occur. Mr. Low did not receive any other compensation in 2006 and 2007.

Charlie Rodriguez was not paid any salary as Secretary and Treasurer of the Company but a company related to him was paid US$72,000 in 2006 and $72,000 in 2007 from the Company for providing the secretarial and treasury services through Mr. Rodriguez. Mr. Rodriguez did not have an employment contract. Mr. Rodriguez served as a Director during 2006 and 2007. For the fiscal years ended December 31, 2006 and 2007, the Company expensed $121,763 and $20,994, respectively, of the total fair value of the options granted to Mr. Rodriguez in 2005 and 2006, and 2007 amounting to $454,888, Mr. Rodriguez did not have any unvested options at the time of his resignation on March 7, 2008, otherwise, any unvested option would have been canceled upon his resignation. Mr. Rodriguez did not receive any other compensation in 2006 and 2007.

Thomas CL Wong was appointed Chief Operating Officer on January 1, 2007, replacing Mr. Bernard Chan. Mr. Wong has a 5-year employment contract with the Company commencing from August 1, 2006. Mr. Wong was not an Officer of the Company in 2006. From January 1, 2007 to December 31, 2007, Mr. Wong received a total salary of HK$576,000 (approximately $76,172) from the Company and a subsidiary of the Company. For the fiscal year ended December 31, 2007, the Company expensed $28,701 of the total fair values of the options granted to Mr. Wong in 2006 and 2007, amounting to $209,400, which are vesting over 5 years, the employment period of Mr. Wong, with the first vesting on October 1, 2006 and final vesting on June 30, 2011. Unvested options are canceled should early termination occur. Mr. Wong did not receive any other compensation in 2007.

Yu Hua Chen was appointed as the Chief Officer – Greater China on November 1, 2007. Mr. Chen has a five-year employment contract with the Company commencing from November 1, 2007. From November 1, 2007 to December 31, 2007, Mr. Chen received a total salary of HK$130,000 (approximately $16,667) from the Company and a subsidiary. For the fiscal year ended December 31, 2007, the Company expensed $16,000 of the fair value of the 6,000,000 restricted shares, amounting to $480,000, granted to Mr. Chen as the sign-on fee for his 5-year employment contract with the Company. (The sign-on fee amount will be amortized over 5 years commencing from November 1, 2007). For the fiscal year ended December 31, 2007, the Company has yet to expense any fair value of the option granted to Mr. Chen in 2007 amounting to $144,300, which are vesting over 5 years, the employment period of Mr. Chen, with the first vesting on February 1, 2008 and final vesting on October 31, 2012. Unvested options are canceled should early termination occur. Mr. Chen did not receive any other compensation in 2007.

Robert Clarke was not paid any salary when he was Chief Executive Officer between August 2005 to May 2006. He was also not paid any salary as the non-executive Chairman during 2006 and 2007. The Company expensed $187,688 and $20,994 for the options granted to him as a director of the Company for the fiscal years ended December 31, 2006 and December 31, 2007, respectively, which were vested over a year doe each option granted., the period of serving as director for the year. Mr. Clarke did not have any unvested options at the time of his resignation on January 23, 2008, otherwise, any unvested option would have been canceled upon his resignation. Mr. Clarke did not receive any other compensation in 2006 and 2007

Katherine YL Tung was not associated with the Company until her appointment as Secretary and Treasurer on April 7, 2008. She provides her service through a company which she controls and which has entered into an administrative services agreement with the Company on April 7, 2008 for a fee of $2,500 per month for a period of 1 year. Ms. Tung did not receive any salary and was not granted any option in 2006 and 2007.

During the two most recent fiscal years, none of the Officers were granted any stock options other than those applicable to the specific employment contract and as director’s compensation and for the settlement of salaries owed to them.

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

*

Mr. Ng will be granted an option to purchase an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.25 per share on the following vesting schedule: 100,000 shares at the end of every quarter during the five year term of his employment contract, with an additional 500,000 shares at the end of the fifth year.

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

Chief Operating Officer

On September 28, 2006, the Company entered into a five-year employment contract with Kok Keng Low as the Executive Vice President with the following terms:

*

Mr. Low will serve as our Chief Operating Officer (Changed from Chief Technology Officer on August 1, 2007) and for a period of five (5) years effective immediately and renewable for a further term of five years subject to a notice of negotiation for renewal terms to be given by either party 180 days prior to the expiration of the initial term.

*	Mr. Low to be appointed as a Director of the Company.
*

Mr. Low will be granted an option to purchase an aggregate of 1,850,000 shares of our common stock at an exercise price of US$ 0.13 per share on the following vesting schedule: 75,000 shares every quarter during the five-year term of his employment contract with an additional 350,000 shares at the end of the fifth year.

*	Mr. Low will receive an initial base salary of HK$75,000 per month or its equivalent in US Dollars.
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

Chief Financial Officer

     On July 1, 2006, the Company’s subsidiary, Asia Payment Systems (HK) Ltd, entered into an employment contract with Thomas Chee Leong Wong to serve as the Senior Vice President – Accounting & Finance for a period of three years. On January 1, 2007, the employment contract was amended for Mr. Wong to serve as Executive Vice President - Chief Financial Officer of the Company with the following terms:

*	The period of service has been extended to five years and Mr. Wong will serve as the Chief Financial Officer of the Company from January 1, 2007 to June 30, 2011.

*

In addition to the 450,000 shares of the Company’s common stock that Mr. Wong is entitled to purchase under an unregistered option at an exercise price of $0.20 per share which the Company had granted to Mr. Wong on July 1, 2006, such shares vesting at the rate of 37,500 shares at the end of every three months from July 1, 2006, Mr. Wong will receive another option to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.10 per share, vesting 62,500 shares at the end of every three months from January 1, 2007.

*	Mr. Wong’s initial base salary shall be HK$48,000 per month effective from January 1, 2007.

Chief Officer – Greater China

On November 1, 2007, the Company entered into an employment contract with Yu Hua Chen to serve as the Chief Officer – Greater China with the following terms:

*

Mr. Chen will serve as our Chief Officer-Greater China for a period of five (5) years effective immediately subject to a notice of negotiation for renewal terms to be given by either party 180 days prior to the expiration of the initial term.

	*	Mr. Chen to be appointed as a Director of the Company
*

Mr. Chen will be granted an option to purchase an aggregate of 1,850,000 shares of the Company’s common stock at an exercise price of US$ 0.08 per share on the following vesting schedule: 75,000 shares at the end of every quarter during the 5-year term of his employment contract with an additional 350,000 shares at the end of the fifth year.

	*	Mr. Chen will be granted 6,000,000 restricted shares of the Company’s common stock as sign-on fee on the commencement of his employment with the Company.
	*	Mr. Chen will receive an initial base salary of HK$ 65,000 per month or its equivalent in US Dollars.
	*	Mr. Chen shall be entitled to participate in any performance incentive plan that the Company may implement from time to time.

Other Executive Officers

During 2007 and 2006, other than those disclosed above, no other employment contracts have been executed by the Company for any other Executive Officers.

    Outstanding Equity Awards at Fiscal Year End for Named Executives

									Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity				Market	Plan Awards: Market or
			Incentive			Number	Value of	Number of Payout Value
			Plan Awards:			Of Shares	Shares or	Unearned	of Unearned
	Number of	Number of	Number of			Or Units	Units of	Shares, Units	Shares, Units
	Securities	Securities	Securities			Of Stock	Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	That	Rights That Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Options(1)	Options	Options	Price	Date	Vested	Vested	Vested	Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

					30 days from
King K. Ng	250,000	-	-	0.30	disassociation	-	-	-	-
					Max. one yr. from
President, Chief	470,589	2,029,411	-	0.10	disassociation	-	-	-	-
					Max. one yr. from
Executive Officer	300,000	-	-	0.10	disassociation	-	-	-	-
and Director (1)

					Max. one yr. from
Kok Keng Low	315,795	1,534,205	-	0.10	resignation	-	-	-	-
					Max. one yr. from
Executive Vice	250,000	-	-	0.10	disassociation	-	-	-	-
President – COO
and Director (2)

					Max. one yr. from
Charlie Rodriguez	250,000	-	-	0.10	disassociation	-	-	-	-
Secretary/Treasurer
and Director (2)

					Max. one yr. from
Thomas C. L. Wong	280,000	920,000	--	0.10	disassociation	-	-	-	-
CFO

					Max. one yr. from
Yu Hua Chen	0	1,850,000	-	0.10	disassociation	-	-	-	-
Chief Officer – Greater
China

Retirement, Resignation or Termination Plans

Other than as provided for in the employment contracts for liquidating damages due to early termination of employment contracts without cause (for all employment contracts) and for one year restraining period for non-competitive activities (for Mr. King K Ng, our CEO, and Mr. Kok Keng Low, our COO), we sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Directors’ Compensation

We compensate each director by granting them stock options. The exercise price is equal to the closing price of our common stock on the date of the grant with the options vesting over a one year period in equal quarterly amounts. On September 28, 2006, in consideration of their service as directors of the Company for the period of one year from such date, we awarded the directors unregistered options to purchase a total of 1,650,000 shares of our common stock at an exercise price of $0.13 per shares, vesting a quarter of the number of shares at the end of every three months. On February 26, 2007, the directors voluntarily cancelled all these unregistered options and we granted them options under the 2007 Plan to purchase the same amount of shares as the cancelled options at an exercise price of $0.10, vesting a quarter of the number of shares on March 1, 2007, May 1, 2007, July 1, 2007 and September 1, 2007.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2008 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common and/or preferred stock.

Where the Number of Shares Beneficially Owned includes shares which presently exercisable options may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such. The percentages below are calculated based on the sum of 144,981,746 shares of our common stock issued and outstanding as of April 10, 2008 plus presently exercisable options directly owned by the officers and affiliates totaling 3,107,978, which is equal to 148,089,724.

Name and address of	Amount and nature of beneficial	Percent
Beneficial Owner	ownership	of Class
Officers and Directors:(1)

Robert Clarke (2)	7,210,189	4.87%

Ng King Kau (3)	6,945,972	4.69%

Low Kok Keng (4)	11,510,669	7.77%

Charlie Rodriguez (5)	602,088	0.41%

Michael J. Oliver (6)	200,000	0.14%

Choo Jee Sam (7)	7,240,611	4.89%

Wong Chee Leong (8)	541,100	0.37%

Chen Yu Hua (9)	6,075,000	4.10%
All Officers and Directors as a Group
(9 Persons)
Common Stock	40,325,629	27.23%

Ng Suit Yong	8,522,993	5.76%
41, Jalan Bidor, Taman Summit,
41300 Klang, Selangor,
Malaysia.

Choo Gin Nie	8,727,039	5.89%
1, Jalan Bidor, Taman Puncak,
41300 Klang, Selangor,
Malaysia

Choo An Gie	7,487,486	5.06%
188, Jalan Jarak,
41400 Klang, Selangor,
Malaysia.

(1)	The address for each of the Company's directors and executive officers is the Company's principal offices, Cardtrend International, Inc. 800 5th Avenue, Suite 4100, Seattle, WA 98104.

(2)

Robert Clarke resigned on January 25, 2008, hence counted as affiliate. The number of shares comprises 3,560,189 shares of common stock, 250,000 presently exercisable options for common stock and 2,900,000 shares of common stock owned indirectly (1,000,000 owned by Indigo Capital, Ltd. and 1,900,000 owned by Bayview International Group Ltd )

(3)	Comprises 5,807,736 shares of common stock and 1,138,236 presently exercisable options for common stock directly owned.

(4)	Comprises 10,865,927 shares of common stock and 644,742 presently exercisable options for common stock directly owned.

(5)	Comprises 295,000 shares of common stock, 250,000 presently exercisable options for common stock directly owned. And 57,088 shares of common stock owned indirectly by Management Services of Arizona.

(68)	Comprises 200,000 presently exercisable options for common stock directly owned.

(7)	Comprises 7,040,611 shares of common stock and 200,000 presently exercisable options for common stock directly owned.

(8)	Comprises 191,100 shares of common stock and 350,000 presently exercisable options for common stock directly

(9)	Comprises 6,000,000 shares of common stock and 75,000 presently exercisable options for common stock directly

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at December 31, 2007, our subsidiary, Cardtrend Systems Sdn. Bhd., owed a balance of RM515,818 (approximately $155,596) to Mr. Kok Keng Low, one of our directors and EVP - COO. Such outstanding amount, arising from the placement of RM 800,000 (approximately $241,320) by Mr. Low for the guarantee on the collection of 100% of the receivable outstanding amount in the book of Cardtrend Systems Sdn. Bhd. as at July 31, 2006, pursuant to the Share Exchange Agreement we entered into with Mr. Low and other shareholders of Cardtrend Systems dated September 28, 2006, may be repaid to Mr. Low from time to time as the said receivables are collected by Cardtrend. This amount of placement does not carry any interest and may be used to offset any uncollected amount of the said receivables at the end of five years from July 31, 2006. As at December 31, 2007, the balance of uncollected amount was RM42,000 (approximately $12,669).

For the fiscal year ended December 31, 2007, the Company paid a total service fee of $72,000 to Management Services of Arizona, a company related to Mr. Charlie Rodriguez, one of our directors and Secretary and Treasurer for the fiscal year. As at December 31, 2007, we owed a balance of unpaid management fees of $6,000 to Management Services of Arizona.

Interpay Asia Sdn. Bhd., a wholly owned subsidiary of IIG, continued during 2007, after IIG being acquired by the Company, to share the rental payable for the office premises by Safeway Assists Sdn. Bhd., a Malaysia incorporated company substantially owned by Mr. Jee Sam Choo, a Director of the Company. For the fiscal year ended December 31, 2007, Interpay Asia’s share of the rental amount was RM1,500 (approximately $452). As at December 31, 2007, Interpay Asia owed a total of RM14,120 (approximately $4,259) to Safeway Assist Sdn. Bhd.

Cardtrend Systems continued during 2007,after being acquired by the Company, to rent the office premises from Optimara Sdn. Bhd., a company owned by Mr. Kok Keng Low, our EVP - COO and a Director of the Company, and his wife, for a monthly rental of RM2,700 (approximately $814). For the fiscal year ended December 31, 2007, a total rental amount of RM18,900 (approximately $5,701) was charged by Optima Sdn. Bhd. to Cardtrend Systems.

On August 8, 2007 the Company accepted an offer from Mr. Jee Sam Choo, a director of the Company, and an offer from the spouse of Mr. Choo, of a callable, on-demand convertible loan of $100,000 and $200,000, respectively (see Note 12). On October 3, 2007, the Company accepted another offer each from Mr. Choo and his wife, of a callable, on-demand convertible loan of $200,000 and $100,000, respectively (see Note 12). All the said loans were converted to on January 15, 2008 (see Note 13 - “subsequent Events”)

ITEM 13 . EXHIBITS

Exhibit Index

Exhibit No. Document Description

10.1	Chen Yu Hua Employment Contract

10.2	Scott Mac Caughren Consulting Agreement

10.3	BullMarketMadbess.Com LLC. Consulting Agreement

10.4	Wan Mu Chun Consulting Services Agreement

10.5	Wong Yee Tat’s Consulting Services Agreement

10.6	Willow Cove Investment Group Business Development Engagement Agreement

10.7	Lim Han Seng Business Development Engagement Agreement

10.8	KateLin Enterprises, Inc. Administrative Services Contract

11.1	SMS Biz Share Exchange Agreement

21.1	List of Subsidiaries and Associated Companies of Cardtrend International Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by Weinberg & Company, P.A. and RBSM LLP during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audits of the Company’s annual financial statements and the reviews of the Company’s quarterly financial statements, (ii) services that are reasonably related to the performance of the audits or reviews of the Company’s financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

RBSM LLP replaced Weinberg & Company, P.A. in June 2007 as the Company’s independent registered public accounting firm to audit the Company’s December 31, 2006 and 2005 financial statements included in the amended December 31, 2006 Annual Report on SEC Form 10KSB/A No.1, as well as the review of the re-statement of the financial statements for the quarter ended September 30, 2006. The following table shows the amounts of fees charged by Weinberg & Company and RBSM LLP, respectively, in connection with audits and other services rendered in 2007 and 2006.

	Fiscal Year Ended December 31, 2007		Fiscal Year Ended December 31, 2006
	RBSM LLP	Weinberg & Co., P.A.	RBSM LLP	Weinberg & Co., P.A.
(i) Audit Fees	$325,200	$35,341	$-	$152,818
(ii) Audit Related Fees	$-	$-	$-	$-
(iii) Tax Fees	$-	$-	$-	$-
(iv) All Other Fees	$7,200	$2,623	$-	$-
Total fees	$332,400	$37,964	$-	$152,818

Audit Fees.

“Audit Fees” consists of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.

“Audit-Related Fees” consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees" There were no Audit-Related services provided in fiscal years ended December 31, 2006 and 2007.

Tax Fees.

“Tax Fees” consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal years ended December 31, 2006 and 2007.

All Other Fees.

“All Other Fees” consist of fees for products and services other than the services reported above. There were advisory services rendered during 2007 by RBSM LLP for acquisition and stock option plan. There were no similar services rendered during 2006.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee which comprises all the members of the Board of Directors is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2008.

CARDTREND INTERNATIONAL INC.
A Nevada corporation
By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

KING K. NG
King K. Ng	Director , President and Chief (Principal) Executive Officer	April 14, 2008

KOK KENG LOW
Kok Keng Low	Director, Executive Vice President and Chief Operating Officer	April 14, 2008

JEE SAM CHOO
Jee Sam Choo	Director, Chairman	April 14, 2008

YU HUA CHEN
Yu Hua Chen	Director, Chief Officer – Greater China	April 14, 2008