Form 10-Q
period 2008-03-31
CARDTREND INTERNATIONAL INC.
filed 2008-05-15
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-30013

CARDTREND INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

800 5th Avenue
Suite 4100
Seattle, Washington 98104
(Address of principal executive offices, including zip code.)

(206) 447-1379
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐

Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 144,981,746 of May 7, 2008.

TABLE OF CONTENTS

CARDTREND INTERNATIONAL INC.
(FORMERLY ASIA PAYMENT SYSTEMS, INC.)

ITEM Description		Page

PART I - FINANCIAL INFORMATION

1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the
	Three Months Ended March 31, 2008 and 2007	F-2
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March
	31, 2008	F-3
Condensed Consolidated Statement of Stockholders’ Equity for the Three Months
	Ended March 31, 2008	F-4
	Notes to Condensed Consolidated Financial Statements	F-5

2.	Management’s Discussion and Analysis of Financial Condition and Results of	31
Operations

3.	Quantitative and Qualitative Disclosure About Market Risk	39

4.	Controls and Procedures	39

PART II - OTHER INFORMATION

1.	Legal Proceedings	39
2.	Risk Factors	39
6.	Exhibits	43

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	March 31, 2008	December 31, 2007
	(unaudited)	audited
ASSETS
Current assets:
Cash and cash equivalents	$100,897	$211,603
Accounts receivable, net	392,205	521,625
Other receivables	77,728	5,700
Inventories	2,377	2,716
Prepaid expenses	9,894	9,773

Total current assets	583,101	751,417

Plant and equipment, net	509,948	555,489
Goodwill	5,961,793	5,961,793
Intellectual property, net	358,333	383,333
Other assets and deposits	25,111	38,701
TOTAL ASSETS	$7,438,286	$7,690,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,616	$526,919
Deferred revenue	7,287	7,488
Accrued liabilities and other payables	776,531	637,829
Loan payable	108,535	108,679
Due to related parties	220,621	228,293

Total current liabilities	1,410,590	1,509,208

Convertible loan payable, net of unamortized discount of $123,333 and
$576,986 as of March 31, 2008 and December 31, 2007	176,667	223,014

Total liabilities	1,587,257	1,732,222

Stockholders’ equity:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value,
0 and 6,000,000 issued and outstanding as of March 31, 2008 and
December 31, 2007, respectively	-	6,000
Common stock, 250,000,000 authorized common shares of $0.001 par value,
144,981,746 and 82,408,276 shares issued and outstanding as of March
31, 2008 and December 31, 2007	144,982	82,408
Additional paid-in capital	22,354,262	21,269,252
Deferred stock based compensation	(871,558)	(977,563)
Accumulated deficit	(15,879,570)	(14,513,137)
Accumulated other comprehensive income	102,913	91,551

Total stockholders’ equity	5,851,029	5,958,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,438,286	$7,690,733

Denotes amount less than US$1

See accompanying notes to condensed consolidated financial statements.

     CARDTREND INTERNATIONAL INC. CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2008	2007
REVENUE, NET
Sales	$397,002	$465,994
Sales, related party	122,492	-
Total revenues, net	519,494	465,994
COST OF REVENUE	(345,464)	(357,192)
GROSS PROFIT	174,030	108,802
OPERATING EXPENSES:
Depreciation and amortization	70,541	45,965
Stock based compensation	273,032	264,106
Consulting and management service fee, related party	16,129	18,000
Selling, general and administrative expenses	612,205	308,153
Total operating expenses	971,907	636,224
LOSS FROM OPERATIONS	(797,877)	(527,422)
OTHER INCOME (EXPENSES):
Change in value of derivative liability	-	130,577
Interest expense	(568,556)	(4,908)
LOSS BEFORE INCOME TAXES AND MINORITY
INTEREST	(1,366,433)	(401,753)
Income tax expense	-	-
Minority interest	-	11,739
NET LOSS	$(1,366,433)	$(390,014)
Other comprehensive loss:
- Foreign currency translation gain	11,362	(7,846)
COMPREHENSIVE LOSS	$(1,355,071)	$(397,860)
Net loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding – basic and diluted	127,208,371	48,333,726

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
	Three months ended
	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$(1,366,433)	$(390,014)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	(11,739)
Depreciation and amortization	70,541	45,965
Stock based compensation	273,032	264,106
Amortization of debt discount	560,943	-
Change in derivative liabilities	-	(130,577)
Changes in operating assets and liabilities:
Accounts receivable, net	129,420	(27,830)
Inventories	339	(44,986)
Other receivables	(72,028)	(2,115)
Prepaid expenses	(121)	(646)
Accounts payable	(229,303)	(20,438)
Accrued liabilities and other payables	305,825	160,215
Deferred revenue	(201)	9,582

Net cash used in operating activities	(327,986)	(148,477)

Cash flows from investing activities:
Decrease in other assets and deposits	13,590	-
Purchase of plant and equipment	-	(59,113)

Net cash provided by (used in) investing activities	13,590	(59,113)

Cash flows from financing activities:
Proceeds from loan payable	-	214,063
Repayment to related parties	(7,672)	(149,687)
Proceeds from convertible loans	200,000	-

Net cash provided by financing activities	192,328	64,376

Effect of exchange rate changes on cash and cash
equivalents	11,362	(7,846)

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(110,706)	(151,060)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	211,603	343,262

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$100,897	$192,202
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	-
Cash paid for interest expenses	$-	-

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock
							Accumulated
					Additional		other		Total
					paid-in	Deferred	comprehensive	Accumulated	stockholder’s
	No of shares	Amount	No of shares	Amount	capital	compensation	income	deficits	equity

Balance as of January 1, 2008	6,000,000	$6,000	82,408,276	$82,408	$21,269,252	$(977,563)	$91,551	$(14,513,137)	$5,958,511

Common stock issued in
exchange of debt	-	-	3,023,119	3,023	148,132	-	-	-	151,155

Common stock issued for
convertible loans	-	-	17,133,263	17,134	704,978	-	-	-	722,112

Conversion of Series A preferred
stock into common stock	(3,500,000)	(3,500)	17,500,000	17,500	(14,000)	-	-	-	-

Conversion of Series B preferred
stock into common stock	(2,500,000)	(2,500)	25,000,000	25,000	(22,500)	-	-	-	-

Cancellation due to overpayment
of debts	-	-	(82,912)	(83)	(5,917)				(6,000)

Stock based compensation	-	-	-	-	167,027	-	-	-	167,027

Amortization of deferred
compensation	-	-	-	-	-	106,005	-	-	106,005

Beneficial conversion feature	-	-	-	-	107,290	-	-	-	107,290

Net loss for the period		-	-	-	-	-	-	(1,366,433)	(1,366,433)

Foreign currency translation
adjustment	-	-	-	-	-	-	11,362	-	11,362

Balance as of March 31, 2008	-	$-	144,981,746	$144,982	$22,354,262	$(871,558)	$102,913	$(15,879,570)	$5,851,029

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

Cardtrend International Inc. (the "CDTR") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003.

During the first quarter of 2004 the Company completed the acquisition of all the assets, business plan, client agreements and intellectual property in a payment services ("Payment Services") business through the acquisition of WelWay Development Limited, an inactive company. Effective April 1, 2004 the Company was focusing all its efforts on the Payment Services business.

The Company commenced its planned principal operations and started generating revenue from its pilot project in the first quarter of 2005. In 2005, the Company continued to develop prototype systems for testing by potential customers. Revenue generated from the pilot project had yet to be significant, and therefore, the Company continued to be considered a development stage company in 2005. However, on October 31, 2006, the Company completed the merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”) which is a provider of software solutions to operators of payment cards and loyalty cards, and on December 7, 2006, completed the acquisition of Interpay International Group Ltd. (“IIG”) group of companies, which is an operator of payment cards and loyalty cards. Revenues and expenses from Cardtrend Systems were recognized from November 2006 onwards while IIG’s revenues and expenses were recognized from December 8, 2006 onwards.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Details of the Company’s subsidiaries are described below:

Place of
	incorporation	Principal activities	Particulars of issued/	Effective
	and kind of	and place of	registered share	interest
Name	legal entity	operation	capital	held

Asia Payment Systems	Hong Kong, a	Provision of data &	100 issued shares of	100%
(HK) Limited	limited liability	business processes	common stock of HK$1
(“APSHK”)	company	outsourcing services	each
of payment cards and
loyalty cards in Hong
Kong and Macau.

Asia Payment Systems	PRC, a limited	Provision of data &	US$800,000	100%
(China) Company	liability company	business processes
Limited		outsourcing services
(“APS China”)		and issuance of
payment cards &
loyalty cards within
China.

Global Uplink (HK)	Hong Kong, a	Marketing of data &	10,000 issued shares of	100%
Limited (“GUL HK”)	limited liability	business processes	common stock of HK$1
	company	outsourcing services	each
and issuance of
payment cards &
loyalty cards within
China

Asia Payment Systems	Singapore, a	Provision of data	20 issued shares of	100%
Pte Ltd. (“APS	limited liability	processing	common stock S$1 each
Singapore”)	company	outsourcing services
of payment cards and
loyalty cards.

Welway Development	Hong Kong, a	Dormant	100,000 issued shares of 100%
Limited (“WDL”)	limited liability		100% common stock
	company		HK$1 each

Cardtrend Systems Sdn.	Malaysia, a	Provision of IT	700,000 issued shares of 100%
Bhd. (“Cardtrend	limited liability	solution for payment	100% common stock of
Systems”)	company	cards and loyalty	MYR 1 each
cards in Asia Pacific
and Middle-east
regions

Interpay International	British Virgin	Holding company of	100 issued shares of	100%
Group Limited (“IIG”)	Islands, a limited	Interpay’s group of	common stock US$1
	liability company	companies in Asia	each

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Interpay International	British Virgin	Franchising/licensing	100 issued shares of	100%
Franchising Ltd. (“IIF”)	Islands, a limited	of payment card &	common stock of US$1
	liability company	loyalty card products.	each

Interpay International	British Virgin	Provision of	100 issued shares of	100%
Associates Ltd. (“IIA”)	Islands, a limited	management and	common stock US$1
	liability company	technical services,	each
relating to payment
cards and loyalty
cards

Interpay International	British Virgin	Holding company of	100 issued shares of	100%
Resources Ltd. (“IIR”)	Islands, a limited	joint venture	common stock US$1
	liability company	payment cards and	each
loyalty cards
companies in Asia.

Interpay Asia Sdn. Bhd.	Malaysia, a	Provision of general	2 issued shares of	100%
(“IA”)	limited liability	and financial	common stock of MYR
	company	management services	1 each
for Cardtrend
International’s group
of companies

Interpay International M -	Singapore, a	Dormant	2 issued shares of	100%
Commerce Pte. Ltd.	limited liability		common stock of US$1
(“IIM”)	company		each.

Interpay International	Singapore, a	Holding company of	2 issued shares of	100%
Airtime Pte. Ltd.	limited liability	joint venture prepaid	common stock of US$1
(“IIAT”)	company	companies in Asia.	each.

Etop Services (Malaysia)	Malaysia, a	Distributes third	200,000 issued shares of	60%
Sdn. Bhd. (“Etop	limited liability	parties’ prepaid	60% common stock of
Malaysia”)	company	products and services	MYR 1 each, and
		electronically	1,020,000 issued shares
		through its network	of preferred stock of
		of dealers in	MYR 1 each.
Malaysia

Payment Business	Malaysia, a	Distribution of	2 issued shares of	100%
Solution Sdn. Bhd.	limited liability	prepaid IDD call	common stock of MYR
(“PBS”)	company	cards in Malaysia	1 each.

All the companies above are collectively referred as ‘’the Company’’.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended March 31, 2008, the Company incurred a net loss of $1,366,433 and a loss generated in operating activities of $797,877. At March 31, 2008, the Company had a working capital deficiency of $827,489 and an accumulated deficit of $15,879,570. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

*	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

*	Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

*	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

*	Business combinations

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, “Business Combinations”, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period. Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. The Company uses a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available.

*   Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

*   Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2008 and 2007, allowance for doubtful accounts balance for trade receivables was $12,905 and $6,381, respectively.

*    Inventories

Inventories are recorded at the lower of cost or market value using the first-in-first-out method. As of March 31, 2008 and December 31, 2007, inventories were $2,377 and $2,716, respectively.

* Plant and equipment, net

Plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the expected useful lives from the date on which they become fully operational, generally ranging from 8 to 10 years. Expenditure for maintenance and repairs is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2008 and 2007 were $45,541 and 20,965, respectively.

*   Goodwill

Goodwill represents the excess of the purchase consideration payable in acquisitions of subsidiaries over the fair value of the net assets acquired at the time of acquisition. Goodwill on consolidation is stated at cost when it arises. As part of an ongoing review of the valuation of goodwill, management assesses the carrying value of the goodwill to determine if changes in facts and circumstances suggest that it may be impaired. If this review indicates that the goodwill is not recoverable, the carrying value of the goodwill would be reduced to its estimated fair market value. As of March 31, 2008 there was no impairment recorded and the carrying value of goodwill remained at $5,961,793.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

*   Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, goodwill and other intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

*   Revenue recognition

The Company recognizes revenue in accordance with SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statement” (“SAB 104”). Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company further recognizes revenue from the licensing of ‘Cardtrend Systems’ software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

(a) Processing Business

Revenue from Processing Business operations is recognized at the time services are rendered to the Company’s clients progressively and/or periodically as agreed in a service contract. Revenue for the licensing of software is recognized when the criteria in the preceding paragraph have been met and delivery has occurred. If, as is usually the case, the delivery of the software is part of an arrangement that includes the installation of the software, revenue is recognized when the installation is complete and customer acceptance has occurred. Contracts for the maintenance and support of the software are priced separately for one year period and revenue is recognized ratably over service period.

(b) Prepaid Business

Revenue from Prepaid Business operations is recognized at the time services are rendered to its dealers for goods delivered. The Company records the goods sold as gross revenue and less discounts given to the dealers to obtain net revenue, and then less costs of goods sold (i.e. face value of the goods less discounts received from the Company’s suppliers) to arrive at the Company’s gross profits before operating expenses.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

*   Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2008.

The Company conducts its major businesses in the PRC, Hong Kong and Malaysia and is subject to tax in these jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

In accordance with FIN48, the Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense.

*   Net (loss) income per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

*   Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

*   Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States dollar (“US$"). The functional currency of the Company's subsidiaries operating in Hong Kong is Hong Kong dollars (“HKD”) and its financial records are maintained and its statutory financial statements are prepared in HKD. The functional currency of the Company's subsidiaries established in the PRC is the Renminbi Yuan (“RMB”) and its financial records are maintained and its financial statements are prepared in RMB. The functional currency of the Company's subsidiaries established in Singapore is the Singapore dollars (“SGD”) and its financial records are maintained and its financial statements are prepared in SGD. The functional currency of the Company's subsidiaries established in Malaysia is the Malaysian Ringgit (“MYR”) and its financial records are maintained and its financial statements are prepared in MYR.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of the Company’s subsidiaries into US dollars has been made at the following exchange rates for the respective period:

	March 31, 2008	March 31, 2007
Period end HKD : USD exchange rate	7.7827	7.814
Average period HKD : USD exchange rate	7.7954	7.809
Period end RMB: USD exchange rate	7.0222	7.741
Average period RMB: USD exchange rate	7.1757	7.771
Period end MYR: USD exchange rate	3.2545	3.459
Average period MYR: USD exchange rate	3.2316	3.559
Period end SGD: USD exchange rate	1.3813	1.518
Average period SGD: USD exchange rate	1.4106	1.541

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

*    Debt issuance costs

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

*   Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, amount due from a stockholder, prepayments and deposits, short term bank loan, other payables and accrued liabilities and income tax payable.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

*   Stock based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

*   Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

*   Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates three reportable segments in processing business, prepaid business, and cards business, respectively.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

*   Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that an allowance for doubtful accounts of $12,905 and $6,381 is required as of March 31, 2008 and December 31, 2007.

NOTE 6 OTHER RECEIVABLES

Other receivables are comprised of the following:

	March 31, 2008	December 31, 2007
		(audited)
Deposits and prepayments	$ 18,104	$ 283
Accrued revenues	50,888	-
Other receivables	8,736	5,417
	$ 77,728	$ 5,700

NOTE 7 PLANT AND EQUIPMENT, NET

As of March 31, 2008 and December 31, 2007, plant and equipment, net, consisted of office equipment and renovation with a total aggregated cost of $793,065 and $776,259, respectively. Depreciation expense for the three months ended March 31, 2008 and 2007 was $45,541 and $20,965, respectively.

NOTE 8 GOODWILL

Goodwill represented the difference between the aggregate consideration paid for the acquisition and the fair value of the net tangible and intangible assets of GUL HK during 2007 and Cardtrend Systems and IIG group of companies during 2006.

On October 31, 2007, the Company’s subsidiary in Hong Kong, APS HK, completed its acquisition of GUL HK. APS HK paid a total cash consideration of approximately $64,610 (equivalent to HK$500,000) for the acquisition. The total cash consideration is attributed to goodwill as there was no net asset value in GUL HK as of the date of completion. GUL HK is engaged in the provision of marketing of data and business processes outsourcing services and issuance of payment cards and loyalty cards in the mainland China.

On May 18, 2006, the Company acquired all the shares of IIG group of companies in exchange for the issuance of 3,500,000 shares of Series A Preferred Stock which were convertible to 17,500,000 shares common stock of the Company. The 3,500,000 shares of Series A Preferred Stock had a fair value of $3,975,000 at May 18, 2006, as estimated by an independent valuation firm, of which, $3,272,258 is attributable to goodwill. IIG group is an operator of payment cards and loyalty cards.

On September 28, 2006, the Company merged with Cardtrend Systems in exchange for the issuance of 2,500,000 shares of the Company’s Series B Preferred Stock which are convertible to 25,000,000 shares of the Company’s common stock. The 2,500,000 shares of Series B Preferred Stock had a fair value of $3,464,286 at September 28, 2006, as estimated by an independent valuation firm, of which $2,625,474 is attributable to goodwill and $500,000 to the fair value of the software developed and owned by Cardtrend Systems as estimated by an independent valuation. Cardtrend Systems is a provider of software solutions to operators of payment cards and loyalty cards.

On January 2, 2008, all 3,500,000 shares of Series A Preferred Stock and 2,500,000 shares of Series B Preferred Stock were converted to 17,500,000 shares and 25,000,000 shares of common stock of the Company (see Note 12).

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

For the three months ended March 31, 2007, the management of the Company prepared a goodwill impairment test using a combination of discounted cash flow method and price-earning method to determine the fair value of Cardtrend Systems and IIG group. The tests resulted that the fair value of Cardtrend Systems and IIG group exceeds the carrying value of goodwill and therefore no impairment is recognized for the three months ended March 31, 2008.

NOTE 9 INTELLECTUAL PROPERTY

Intellectual property represented internal developed card system software with a cost of $500,000. Amortization is calculated on the straight-line basis over the expected useful life of 5 years. For the three months ended March 31, 2008 and 2007, the amortization expense was $25,000 and $25,000, respectively.

NOTE 10 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:
	March 31, 2008	December 31, 2007
		(audited)

Accrued expenses	$273,152	$205,577
Other tax payables	4,283	1,064
Salaries and expenses owed to employees	120,916	62,486
Other payables	378,180	368,702

	$776,531	$637,829

Other payables consisted of consultancy fees and legal and professional fees due to consultants and professionals. The Company is expected to settle these payables within the next twelve months.

NOTE 11 INCOME TAX

The components of loss before income taxes and minority interest separating its tax jurisdiction among US, Hong Kong, PRC , Singapore and Malaysia are as follows:

	Three months ended March 31,
	2008	2007

Loss subject to U.S. tax	$(1,207,265)	$(307,551)
Income (loss) subject to Hong Kong tax	1,177	(6,041)
Loss subject to PRC tax	(128,522)	(25,151)
Loss subject to Singapore tax	(454)	(1,215)
Loss subject to BVU tax	-	(677)
Loss subject to Malaysia tax	(31,369)	(61,118)

Loss before income taxes and minority interest	$(1,366,433)	$(401,753)

United States of America

The Company is registered in the State of Nevada and is subjected to United States of America tax law.

As of March 31, 2008, the U.S. operation had $1,207,265 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019. The Company has provided for a full valuation allowance of $410,470 for future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Hong Kong

Pursuant to the Hong Kong Inland Revenue Ordinance, the profits tax rate as of March 31, 2008 and December 31, 2007 was 17.5% . For the three months ended March 31, 2008 and 2007, no provision for Hong Kong profits tax has been made as the Company’s subsidiaries did not have any estimated assessable profits during the period.

The PRC

The Company’s subsidiary operating in PRC is subject to the Corporate Income Tax governed by the Income Tax Law of the PRC. Effective from January 1, 2008, the Corporate Income Tax Law of the PRC (the “New CIT Law”) is followed. Under the New CIT Law, an unified income tax rate of 25% is imposed for both domestic and foreign invested enterprises. APS China, is considered a foreign invested enterprise and enjoys the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years. The ultimate applicable effective tax rate in 2008 and beyond will be subject to a transitional policy under the Corporate Income Tax Law, whether APS China can continue to enjoy the unexpired tax holidays. For the three months ended March 31, 2008 and 2007, no provision for corporate income tax has been made as APS China did not have any assessable income during the period.

Singapore

Pursuant to the Singapore Income Tax Laws, the Corporate Income Tax is at a statutory rate of 20%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted. No provision for Singapore Corporate Income Tax has been made as the subsidiaries did not have any assessable profits for the three months ended March 31, 2008 and 2007.

Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 26%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiaries did not have any assessable profits for the three months ended March 31, 2008 and 2007.

NOTE 12 CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

(a)	Pursuant to the Board resolution on January 2, 2008, the Company authorized the conversion of 3,500,000 shares of Series A Preferred Stock at a ratio of 1:5 into 17,500,000 shares of restricted common stock with a par value of $0.001 per share. Upon the conversion of the 3,500,000 shares of Series A Preferred Stock, the par value of common stock totaling $17,500 is recognized as common stock issued and outstanding. The excess of $14,000 is recognized as a reduction to the additional paid-in capital.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(b)	Pursuant to the same resolution above, the Company authorized the conversion of 2,500,000 shares of Series B Preferred Stock at a ratio of 1:10 into 25,000,000 shares of restricted common stock with a par value of $0.001 per share. Upon the conversion of the 2,500,000 shares of Series B Preferred Stock, the par value of common stock totaling $25,000 is recognized as common stock issued and outstanding. The excess of $22,500 is recognized as a reduction to the additional paid-in capital.

There was no issued and outstanding preferred stock as of March 31, 2008.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share.

(a) On January 2, 2008, 82,912 shares of common stock valued at $6,000 were cancelled due to clerical error resulting in overpayment of debt owed to Management Services of Arizona, Inc. (See Note 13).

(b) On January 14, 2008, a total of 3,023,119 shares of the Company’s common stock valued at $151,155 for the settlement of debts (salaries and advances owed to employees and officers). These shares were issued through the options granted to and exercised immediately by these employees at an exercise price equaled to the market price of our common stock at the time of grant. The fair values of these options, determined using the Black-Scholes option pricing model, totaling $151,152 were fully expensed at the time the options were granted.

(c) During the three months ended March 31, 2008, 11 convertible loans with a total value of $722,112 were converted into equity for 17,133,263 shares of commons stock of the Company. (See Note 14).

As of March 31, 2008 and December 31, 2007 the Company has issued and outstanding 144,981,746 shares and 82,408,276 shares of common stock, respectively.

NOTE 13 STOCK BASED COMPENSATION

In 2004, 2005 and 2007, the Company enacted non-qualified incentive stock option plans (the "2004 Plan", the “2005 Plan” and the “2007 Plan”, or the “Plans”) for the benefit of employees or other persons associated with the Company. In accordance with the Plans, the Company is authorized to grant stock options for the purchase of 10,000,000 shares of common stock. The Company had decided to enact another stock option plan in 2006 (but this was delayed to February 2007) to accommodate stock options granted outside of the 2004 Plan and 2005 Plan.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) as of March 31, 2008 and December 31, 2007 is presented below:

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price

Balance at December 31, 2006	583,000	1,030,000	11,350,000	-	12,963,000	$0.203
Granted	-	1,900,000	750,000	22,806,863	25,456,863	$0.088
Forfeited & cancelled	(100,000)	(580,000)	(12,100,000)	(600,000)	(13,380,000)	$0.193
Exercised	-	(1,900,000)	-	(6,406,863)	(8,306,863)	$0.069

Balance at December 31, 2007	483,000	450,000	-	15,800,000	16,733,000	$0.103
Granted	105,020	918,980	-	2,599,119	3,623,119	$0.055
Forfeited & cancelled	(483,000)	(100,000)	-	(82,912)	(665,912)	$0.205
Exercised	(105,020)	(918,980)	-	(1,916,207)	(2,940,207)	$0.049

Balance at March 31, 2008	-	350,000	-	16,400,000	16,750,000	$0.098

A summary of the changes in the Company’s stock options granted to Employees as of March 31, 2008 and December 31, 2007 is presented below:

							Average
							Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total		Price

Balance at December 31, 2006	43,000	-	11,350,000	-	11,393,000	$	$ 0.180
Granted	-	1,900,000	750,000	22,306,863	24,956,863	$	$ 0.090
Forfeited & cancelled	-	-	(12,100,000)	(600,000)	(12,700,000)	$	$ 0.173
Exercised	-	(1,900,000)	-	(5,906,863)	(7,806,863)	$	$ 0.075

Balance at December 31, 2007	43,000	-	-	15,800,000	15,843,000	$	$ 0.095
Granted	105,020	918,980	-	2,499,119	3,523,119	$	$ 0.050
Forfeited & cancelled	(43,000)	-	-	(82,912)	(125,912)	$	$ 0.116
Exercised	(105,020)	(918,980)	-	(1,916,207)	(2,940,207)	$	$ 0.050

Balance at March 31, 2008	-	-	-	16,300,000	16,300,000	$	$ 0.095

A summary of the changes in the Company’s stock options granted to Consultants as of March 31, 2008 and December 31, 2007 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price

Balance at December31, 2006	540,000	1,030,000	-	-	1,570,000	$0.372
Granted	-	-	-	500,000	500,000	$0.001
Forfeited & cancelled	(100,000)	(580,000)	-	-	(680,000)	$0.549
Exercised	-	-	-	(500,000)	(500,000)	$0.001
			-
Balance at December 31, 2007	440,000	450,000	-	-	890,000	$0.236
Granted	-	-	-	100,000	100,000	$0.080
Forfeited & cancelled	(440,000)	(100,000)	-	-	(540,000)	$0.225
Exercised	-	-	-	-	-	-
			-
Balance at March 31, 2008	-	350,000	-	100,000	450,000	$0.213

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Additional information regarding total options outstanding (for Employees and Consultants) as of March 31, 2008 is as follows:

		Outstanding		Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life	Price	Options	Price	Life
		(Years)				(Years)

$ 0.08	4,450,000	9.58	$ 0.08	225,000	$ 0.08	9.15
$0.10	11,950,000	8.98	$ 0.10	4,101,433	$ 0.10	8.93
$0.13	100,000	3.42	$ 0.13	100,000	$ 0.13	3.42
$0.30	250,000	2.75	$ 0.30	250,000	$ 0.30	2.75
	16,750,000	9.01	$ 0.10	4,676,433	$ 0.11	8.49

Additional information regarding total options outstanding (for Employees only) at March 31, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life	Price	Options	Price	Life
		(Years)				(Years)

$ 0.08	4,350,000	9.69	$ 0.080	200,000	$ 0.08	9.69
$ 0.10	11,950,000	8.98	$ 0.100	4,101,433	$ 0.10	8.93
	16,300,000	9.17	$ 0.095	4,301,433	$ 0.10	8.96

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Additional information regarding total options outstanding (for Consultants only) at March 31, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life	Price	Options	Price	Life
		(Years)				(Years)

$ 0.08	100,000	4.83	$ 0.08	25,000	$ 0.08	4.83
$ 0.13	100,000	3.42	$ 0.13	100,000	$ 0.13	3.42
$ 0.30	250,000	2.75	$ 0.30	250,000	$ 0.30	2.75
	450,000	3.36	$ 0.21	375,000	$ 0.24	3.07

Transaction involving warrants issued to investors and consultants as of March 31, 2008 and December 31, 2007 are summarized as follows (warrants were not issued to employees):

	Share Issued
	Upon	Average
	Exercise of	Price
	Warrants	Per Share

Outstanding at December 31, 2006	12,428,287	$0.45
Granted	14,106,066	$0.07
Exercised	-	$-
Cancelled	(3,607,166)	$0.36
Outstanding at December 31, 2007	22,927,187	$0.23
Granted	17,133,263	$0.08
Exercised	-	$-
Cancelled	-	$-

Outstanding at March 31, 2008	40,060,450	$0.17

Additional information regarding warrants outstanding at March 31, 2008 is as follows (Note: No warrants were issued to employees):

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Warrants	Life	Price	Warrants	Price	Life
		(Years)				(Years)

$ 0.062	23,665,206	2.68	$ 0.062	23,665,206	$ 0.062	2.68
$ 0.112	5,504,464	2.92	$ 0.112	5,504,464	$ 0.112	2.92
$ 0.130	1,569,659	2.92	$ 0.130	1,569,659	$ 0.130	2.92
$ 0.159	645,644	1.50	$ 0.159	645,644	$ 0.159	1.50
$ 0.200	4,638,333	1.75	$ 0.200	4,638,333	$ 0.200	1.75
$ 0.300	1,448,985	1.50	$ 0.300	1,448,985	$ 0.300	1.50
$ 0.400	500,000	2.67	$ 0.400	500,000	$ 0.400	2.67
$ 0.713	1,000,000	2.42	$ 0.713	1,000,000	$ 0.713	2.42
$ 2.000	1,088,159	2.42	$ 2.000	1,088,159	$ 2.000	2.42

	40,060,450	2.54	$ 0.171	40,060,450	$ 0.171	2.54

The fair value for the options granted was estimated at the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate (per annum)	3.45%
Expected life (in years)	5 years
Expected volatility	208%
Expected dividend yield	0%

The Company recognized $273,032 of stock-based compensation to operations for the three months ended March 31, 2008 by applying the fair value method in accordance with SFAS No. 123(R). $106,005 was recorded as an reduction in deferred compensation and $167,027 was recorded as an increase in additional paid-in capital.

NOTE 14 CONVERTIBLE DEBT

On March 26, 2008, the Company accepted three offers from three directors of the Company of callable, on-demand convertible loans totaling of $81,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.05 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.10. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of March 31, 2008, the Company did not record any intrinsic value of the beneficial conversion feature of the loans because the money was received subsequently.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On March 13, 2008, the Company accepted an offer from a director of the Company of callable, on-demand convertible loans of $50,000 bearing 10% annualized interest. The lender will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.04 per share, if the said loan is converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.08. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of March 31, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loan at $36,726.

On February 20, 2008, the Company accepted three offers from three individuals, of callable, on-demand convertible loans totaling of $100,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.048 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.96. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of March 31, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loan at $47,230.

On February 18, 2008, the Company accepted an offer from an individual, of callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.048 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.96. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of March 31, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loan at $23,333.

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with EITF No. 00-27 Application of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. For the three months ended March 31, 2008, the Company recognized a total discount of $107,260 which was charged to additional paid in capital. The Company has charged $560,943 to operation as amortization of debt discount as interest expense.

As of March 31, 2008, the fair value of the warrants of $123,333 was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	1.74% to 4.55%
Expected dividend yield (%)	0
Expected term in years (years)	3 years
Expected volatility (%)	199% to 231%

NOTE  15 RELATED PARTY TRANSACTIONS

The Company had the following transactions for the three months ended March 31, 2008 and 2007, with related parties:

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Incurred $4,129 and $nil in the three months ended March 31, 2008 and 2007, respectively, for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest. Incurred net $122,492 in month ended March 31, 2008 for sales transaction to a company, in which a director has a controlling interest.

Incurred $12,000 and $18,000 in the three months ended March 31, 2008 and 2007 respectively, for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

The following balances, which bear no interest and have no fixed terms of repayment, owed to directors, officers and companies controlled by certain officers and/or directors, were outstanding as of:

	March 31, 2008	December 31, 2007
		(audited)
Salaries owed to staff	$ 39,668	$ 78,758
Loan from directors	160,223	148,055
Expenses claims	20,730	1,480
Due to related parties	$ 220,621	$ 228,293

NOTE 16 SEGMENT INFORMATION

(a) Segment information

For the three months ended March 31, 2008, the Company’s business units have been aggregated in three reportable segments: business processing (“Processing Business Unit”), prepaid communications products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Cardtrend parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended March 31, 2008 and 2007:

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

			Three months ended March 31, 2008
		Processing	Prepaid
		Business	Business	Card Business	Corporate		Total

Operating revenues,
net	$	$ 262,919	$256,575	$-	$-	$	$ 519,494
Cost of revenues		(92,706)	(252,758)	-	-		(345,464)

Gross profit (loss)		170,213	3,817	-	-		174,030
Depreciation and
amortization		52,852	16,728	961	-		70,541
Net income (loss)		(1,338,880)	(28,242)	689	-		(1,366,433)
Total assets		3,665,054	2,120,987	1,652,245	-		7,438,286
Expenditure for
long-lived assets		$-	$-	$-	$-		$-

			Three months ended March 31, 2007
		Processing	Prepaid
		Business	Business	Card Business	Corporate		Total

Operating revenues,
net		$ 148,484	$317,510	$-	$-		$465,994
Cost of revenues		(44,931)	(312,261)	-	-		(357,192)

Gross profit		103,553	5,249	-	-		108,802
Depreciation and
amortization		30,293	15,421	-	251		45,965
Net loss		(25,500)	(29,060)	(7,884)	(327,570)		(390,014)
Total assets		3,746,059	1,912,426	1,743,247	30,168		7,431,900
Expenditure for
long-lived assets	$	$ 24,940	$33,206	$967	$-		$59,113

(b) Geographic information

The Company’s operations are located in three main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended March 31,
	2008	2007

Revenue, net:
PRC	$ 122,492	$ -
Hong Kong	257	-
Malaysia	396,745	465,994

	$ 519,494	$ 465,994

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2008	2007

Gross profit:
PRC	$52,812	$-
Hong Kong	-	-
Malaysia	121,218	108,802

	$174,030	$108,802

As of March 31, 2008, 51%, 0% and 49% of the Company’s long-lived assets were located in the PRC, Hong Kong and Malaysia, respectively.

NOTE 17 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For both periods ended March 31, 2008 and 2007, 51% and 49% of the Company’s assets were located in the PRC and Malaysia, respectively and 24% and 76% of the Company’s revenues were derived from customers located in the PRC and Malaysia, respectively.

For the three months ended March 31, 2008, 2 customers represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2008, these customers account for both 70% and 84% of revenues and accounts receivable amounting to $359,439 and $329,119, respectively.

For the three months ended March 31, 2007, 1 customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2007, this customer accounts for both 68% and 55% of revenues and accounts receivable amounting to $315,704 and $185,866, respectively.

(b) Major vendors

For the three months ended March 31, 2008, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of March 31, 2008, this customer accounts for both 45% and 60% of purchases and accounts payable amounting to $232,999 and $235,174, respectively.

For the three months ended March 31, 2007, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of March 31, 2007, this customer accounts for both 67% and 26% of purchases and accounts payable amounting to $310,538 and $89,325, respectively.

(c) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

(d) Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of March 31, 2008, all of borrowings were at fixed rates.

(e) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and MYR and a significant portion of the assets and liabilities are denominated in RMB, MYR and SGD. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, RMB, MYR and SGD. If RMB, MYR and SGD depreciate against US$, the value of RMB, MYR and SGD revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE 18 COMMITMENTS AND CONTINGENCIES

(a) Capital lease commitment

Etop Services (Malaysia) Sdn Bhd, a subsidiary of ours based in Malaysia had obtained a financing of MYR50,000 (approximately $14,160) for the purchase of computers and peripherals in December 2006 and there remains an amount of MYR31,540 (approximately $9,691) to be repaid within 2 years from March 31, 2008.

(b) Operating lease commitment

The subsidiaries operating in Malaysia and the PRC were committed under various non-cancelable operating leases with a term of three years with fixed monthly rentals, due 2009. The monthly aggregate lease payment is approximately $9,260. None of the leases included contingent rentals.

Total lease expenses for the three months ended March 31, 2008 and 2007 was $24,110 and $10,305, respectively.

(c) Employment contracts commitment

As of March 31, 2008, the Company had a total of 21 employment contracts expiring within 1 to 5 years, with a payroll amount of approximately $88,500 per month reducing as and when each contract expires. As of March 31, 2008, there were 129 employment contracts terminable with prior notice of between 1 to 3 months that were entered into by our subsidiaries, with a payroll amount of approximately $43,513 per month.

(d) Consulting services contract commitments

As of March 31, 2008, the Company had 5 consulting services expiring within 2 years with a cash fee payment of $3,500 per month.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 19 SUBSEQUENT EVENTS

(a) On April 7, 2008, Ms. Katherine YL Tung was appointed as Secretary and Treasurer of the Company. Ms. Tung does not have an employment contract with the Company but provides her services to the Company through a company related to her which has entered into an administrative services contract with the Company for a period of one year commencing April 7, 2008 for a monthly fee of $2,000. She was granted an option under the 2007 Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share, and vesting at the end of every three months commencing from April 1, 2008 for a one year term. The fair values of these options amounting to $2,100 were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 235%; (3) risks free interest rates of 1.72%; (4) expected lives of 1 year; and (5) at a market price $0.03. The fair values will be amortized and expensed over one year, the contract period for the provision of the said administrative services.

(b) On April 16, 2008, the Company accepted a demand notice from a lender of 2 callable, on-demand convertible loans to repay the total loan amount with accrued interests amounting to $86,316.67, and at the same time, accepted from another individual a callable, on-demand convertible loan of the same amount. The lenders will have the option to convert any money advanced and accrued interest in arrears into Units priced at $0.05 per share of the common stock of the Company, if the said loans are converted within 12 months from the effective date of the money received by the Company. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $42,177.

(c) On March 26, 2008, the Company accepted from three directors of the Company a callable, on-demand convertible loan each for the amount of $27,000 each, totaling $81,000. The loans which became effective on April 7, 2008, will bear an interest rate of 10% per annum. The lenders will have the option to convert any money advanced and accrued interest in arrears into Units priced at $0.05 per share of the common stock of the of the Company, if the said loans are converted within 12 months from the effective date of the money received by the Company. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $39,103.

(d) On April 29, 2008, the Company accepted from the same three directors of the Company a callable, on-demand convertible loan each for the amount of $12,000 each, totaling $36,000. The loans will bear an interest rate of 10% per annum. The lenders will have the option to convert any money advanced and/or interest in arrears into Units priced at $0.05 per share of the common stock of the Company, if the said loans are converted within 12 months from the effective date of the money received by the Company. Each Unit will consist of one restricted common share and one three-year warrant at two times the price of the Unit. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $17,739.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

     You should read the following discussion of the Company’s financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This report contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act). These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which the Company indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believe,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under the sections of “Business,” “Risk Factors”, and “Management’s Discussion and Analysis.” The actual results may differ materially from results anticipated in these forward-looking statements. The Company bases the forward-looking statements on information currently available to us, and the Company assumes no obligation to update them. In addition, the Company’s historical financial performance is not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance.

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

     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report as well as the Company’s 2007 Annual Report on Form 10KSB filed on April 15, 2008.

Recent Developments

     On January 1, 2008, we engaged the services of a consultant in the financial related matters, including the consultation regarding transactional accounting treatments, choices, disclosures, etc for a fixed fee of $3,000 per quarter.

     On January 21, 2008, the Company terminated the Business Alliance Agreement with SMS Biz Sdn. Bhd. (“SMS Biz”) and entered into a share exchange agreement (“SMS Biz SEA”) with Yap Kit Chuan and Chua Tong Ling, the two shareholders of SMS Biz to acquire 100% of SMS Biz for a total consideration of 7,000,000 shares of the Company’s common stock. The SMS Biz SEA was expected to be closed by the end of April 2008 but is now delayed to a later date. As at the time of this report, the SMS Biz SEA was not closed.

     On January 23, 2008, Mr. Robert Clarke resigned as director and chairman of the board of directors. Mr. Clarke had no dispute or disagreement with any director or the Company.

     On January 30, 2008, the Company entered into a business development contract with Willow Cove Investment Group, Inc. (“Willow Cove”), a California based company, whereby Willow Cove will render its services on a performance based fee structure to assist the Company and its executive management in general corporate development and the structuring and presentation of business opportunities for consideration by the Company. A referral fee ranging from 2% to 5% of the revenue received by the Company from sales of its products/services to customers referred by Willow Cove will be payable to Willow Cove for a period of three years following the date the Company first recognizes revenue from such referred customer. A referral fee ranging from 2% to 5% of the gross consideration paid by the Company for any merger or acquisition or on the Company’s portion of the paid in capital for any joint venture company introduced by Willow Cove will be paid to Willow Cove upon completion of the merger or acquisition or joint venture. In addition, upon any loan or debt financing arranged or introduced by Willow Cove to the Company, the Company will pay Willow Cove two percent (2%) of such gross loans or debt proceeds. The term of this engagement shall be for a minimum period of one year from January 30, 2008 and continue on a month to month basis thereafter until terminated by either party.

On February 1, 2008, Mr. Jee Sam Choo was appointed as chairman of the board of directors.

     On February 1, 2008, the directors of the Company approved the proposed increase of the paid up capital of APS China from US$600,000 to US$800,000. As at the time of this report, the incremental $200,000 was fully paid into APS (China) by the Company.

     On March 7, 2008, Mr. Michael Oliver resigned as director of the Company. Mr. Oliver has no dispute or disagreement with any director or the Company. On the same day, Mr. Charlie Rodriguez resigned as director and Secretary and Treasurer of the Company. Mr. Rodriguez has no dispute or disagreement with any director or the Company.

     On March 10, 2008, the Company entered into a business development contract with Lim Han Seng (“LHS”), a Malaysian, whereby LHS will render his services on a performance based fee structure to assist the Company and its executive management in general corporate development and the structuring and presentation of business opportunities for consideration by the Company. A referral fee ranging from 2% to 5% of the revenue received by the Company from sales of its products/services to customers referred by LHS will be payable to LHS for a period of three years following the date the Company first recognizes revenue from such referred customer. A referral fee ranging from 2% to 5% of the gross consideration paid by the Company for any merger or acquisition or on the Company’s portion of the paid in capital for any joint venture company introduced by LHS will be paid to Willow Cove upon completion of the merger or acquisition or joint venture. In addition, upon any loan or debt financing arranged or introduced by LHS to the Company, the Company will pay LHS two percent (2%) of such gross loans or debt proceeds. The term of this engagement shall be for a minimum period of one year from March 10, 2008 and continue on a month to month basis thereafter until terminated by either party.

Recent Financial Results
Revenue of Processing Business Unit

(i) In Other Asia Markets

     During the three-month period ended March 31, 2008, the Processing Business Unit in Other Asia Markets, which currently comprises of all the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of this Report), and Asia Payment Systems (Hong Kong) Ltd. in Hong Kong reported a net revenue of $ 140,427, as compared to $ 148,484 recorded for the corresponding three-month period ended March 31, 2007, a decrease of 5% . During the three-month period ended March 31, 2008, the Processing Business Unit in Other Asia Markets recorded total cost of services of $ 39,894, as compared to $ 44,931 for the corresponding three-month period ended March 31, 2007, a decrease of approximately 11%, thereby generating a gross profit of $ 100,533 for this reporting period as compared to $ 103,553 f or the corresponding period in 2007, a decrease of 3%. T he gross margin for this business unit in Other Asia Markets for this reporting period was 72 % as compared to 70 % for the corresponding three-month period ended March 31, 2007. The improvement of the gross margin was due to the lower cost of service incurred by Cardtrend Systems Sdn. Bhd.

(ii) China Market

     During the three-month period ended March 31, 2008, the Processing Business Unit in China Market which currently comprises only Asia Payment Systems (China) Co. Ltd., recorded a total net revenue of $122,492, the corresponding cost of services was $52,812, thereby generating a gross profit of $69,680, giving rise to a gross margin of 57%. T he Processing Business Unit in China Market did not record any revenue during the three-month period ended March 31, 2007 as it was in a pre-operating state.

Revenue of Prepaid Business Unit

(i) In Other Asia Markets

     During the three-month period ended March 31, 2008, the Prepaid Business Unit in Other Asia Markets, which currently comprises two subsidiaries of ours in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd., and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $256,575, the corresponding total cost of the prepaid products was $252,758, thereby generating a gross profit of $3,817, a gross margin of approximately 1.5% . During the corresponding period ended March 31, 2007, the net revenue for this Prepaid Business Unit in Other Asia Market was $317,510 and the cost of the prepaid products was $312,261, thereby generating a gross profit of $5,249, a gross margin of approximately 1.65%. The decrease of the net revenue for the three-month period ended March 31, 2008 over that of the corresponding period in 2007 was due to overall market increase in cost of airtime.

ii) China Market

     As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market. The Company plans to do so as soon as the Company has available funds to conduct such business in conjunction with the Company’s strategic alliance partner, Global Uplink Communications Ltd. in Guangzhou.

Cards Business Unit

(i) In Other Asia Markets

     During the three-month ended March 31, 2008, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty-rewards cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, in both of which we have a 20% equity, continued to incur losses and did not declare any dividend. The accumulated losses of these two associated companies exceeded the balance of our investments of $1 and $105,263, respectively. Hence, this Business Unit did not report any share of losses or income for this reporting period and the corresponding period in 2007. As we have not been issued with any share of the common stock of Interpay Co. Ltd., a company incorporated in Mongolia which Asia Payment Systems (HK) Ltd., our wholly owned subsidiary in Hong Kong, is supposed to subscribe for 50% of the proposed paid up capital of $500,000, we have not recorded any share of the losses suffered by such company for this reporting period. Interpay Co. Ltd. did not exist during the period ended March 31, 2007.

(ii) In China Market

     As of the date of this Report, the Company has not begun to conduct Cards Business in China. The revenue generated from the processing of BP Card, a loyalty card issued in conjunction with Global Uplink Communications Ltd. in Guangzhou, China, was recorded under the Processing Business Unit in China Market.

Consolidated Revenues and Operating Expenses

     On a consolidated basis, the Company recorded total net revenue of $ 519,494 for the three-month period ended March 31, 2008, as compared to $ 465,994 for the same corresponding period ended March 31, 2007, an increase of 11%. The corresponding total costs of goods sold and services rendered for the three-month period ended March 31, 2008 was $ 345,464, as compared to $ 357,192 for the same corresponding period ended March 31, 2007. Hence, the total gross profits of the Company for the three-month period ended March 31, 2008 was $ 174,030, producing a gross margin of approximately 33%, as compared to $ 108,802, producing a gross margin of 23%, for the same corresponding period ended March 31, 2007 an increase of 60% and 30%, respectively. The improvement of the net revenue was due to revenue generated by Asia Payment Systems (China) Co. Ltd. which did not generate any revenue during the period ended March 31, 2007.

     The Company incurred total operating expenses of approximately $971,907 for the three-month period ended March 31, 2008, as compared to $636,224 for the same corresponding period ended March 31, 2007, an increase of $335,683 (or 53%). The increase of operating expenses was primarily contributed by the increase in the operating expenses in Asia Payment Systems (China) Co. Ltd. which had begun its business in China in November 2007.

     Financing expense for the three-month period ended March 31, 2008 was approximately $568,556 as compared to $4,908 for the same corresponding period in 2007, an increase of 11,484%. This expense incurred resulting mainly from discount of $560,943 and nil on convertible on-demand loans amounting to $200,000 and nil obtained during the three-month periods ended March 31, 2008 and 2007, respectively. All the convertible loans bear an interest rate of 10% per annum. The lenders of the loans obtained during the three-month period ended March 31, 2007 agreed not to convert the convertible loans prior to July 24, 2007, the effective date of the increase of the Company’s authorized shares of common stock to 250,000,000 shares of common stock but they would have the option to convert any money advanced and/or interest in arrears into Units priced at between $0.039 to $0.09 per share of the Company’s common stock or the average closing price of the Company’s common stock 5 days preceding the date of conversion, whichever is the lower, if the said loans were converted within 30 days from the effective date of the Company’s authorized shares of common stock being increased to 250,000,000 shares and thereafter at the average closing price of the of the Company’s common stock 5 days preceding the date of conversion. Each Unit would consist of one restricted common share and one three-year warrant at two times the price of the Unit. Prior to July 24, 2007, the Company did not record any intrinsic value of the beneficial conversion feature of the convertible loan s obtained prior to that date because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 authorized shares and that the conversion price can not be determined until conversion takes place. On 27th August, 2007 when the said loans were converted into Units at between $0.031, the Company recorded intrinsic values amounting to nil and $405,462 for warrants and beneficiary features, respectively, totaling to $405,462. During the three-month period ended March 31, 2008, the Company recorded the intrinsic value of the beneficial conversion feature of the convertible loans obtained during the period amounting to $12,500 and $94,790 for warrants and beneficiary features, respectively.

     During the three-month periods ended March 31, 2008 and 2007, the Company did not issue any common stock for consulting service. For the three-month period ended March 31, 2008, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount $165,777 and to consultants in the amount of $107,255 a total of $273,032, as compared to $93,760, $170,346 and $264,106, respectively, expensed for the corresponding three-month period ended March 31, 2007.

     Net loss for the three-month period ended March 31, 2008 was $1,366,433, as compared to $390,014 for the corresponding three-month period ended March 31, 2007, an increase of $976,419 (or 250%). This was mainly due to increase in selling general and administration expenses incurred in China. The comprehensive loss for the three-month period ended March 31, 2008 was $1,355,071, as compared to $397,860 for the corresponding three-month period ended March 31, 2007, an increase of 241%.

Liquidity and Capital Resources

     As of March 31, 2008, the Company had cash of $100,897, as compared to the ending cash balance at of December 31, 2007 in the amount of $211,603, a decrease of $110,706 (or 52%).

     Net cash used in operating activities was $327,986 for the three-month period ended March 31, 2008, compared to $148,477 for the same corresponding period in 2007. The increase in net cash used in operations was mainly for settlement of professional fees and operating expenses.

     Net cash provided by investing activities was $13,590 for the three-month period ended March 31, 2008, compared to net cash used of $59,113 for the same corresponding period in 2007.

     Net cash provided by financing activities was $192,328 for the three-month period ended March 31, 2008, compared to $64,376 for the corresponding period in 2007. The cash was mainly obtained from issuance of convertible promissory notes which were used to fund the operating activities.

     As of March 31, 2008, total current liabilities exceeded total current assets by $827,489 compared to $757,791 at December 31, 2007. Shareholders, directors and related party advances comprise $220,621 of the current liabilities at March 31, 2008, compared to $228,293 at December 31, 2007. As of March 31, 2008, the current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd, and $8,535 owing to a Malaysian leasing company. The loan from Shandong Hengtong Chemical Industrial is non-interest bearing and no fixed term of repayment, due upon demand.

Goodwill Review Process

    The management prepared a goodwill impairment test for the year ended December 31, 2007, and resulted that the fair value exceeded the carrying value of goodwill. Therefore no impairment loss was recognized for the year ended December 31, 2007 and the three months ended March 31, 2008. The fair value of goodwill was determined by using a combination of discounted cash flow (DCF) method and price-earning (PE) method. The management will closely review the profit forecast and the DCF and PE calculations on a quarterly basis. (Please see Exhibit 99.1 for the report on goodwill impairment test).

Financial Condition

     As of March 31, 2008, the Company’s consolidated cash and cash equivalents totaled $100,897. The Company has insufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

     Third, the Company will attempt to increase the Company’s revenue in China Market for its Processing Business, particularly the data processing services by the end of December 2008; and

     Fourth, the Company will attempt to realize positive cash flow with respect to the Company’s Processing Business undertaken by Cardtrend Systems in order to provide the Company with cash flow to support the Company’s operations.

     The Company has established a management plan to guide the Management in growing the Company’s net revenues and generating positive cash flows from operations during 2008. The major components of the plan are discussed on the subsection of Item 6 Part II entitled “Management Initiatives & Plans” of the 2007 10KSB Annual Report filed on April 15, 2008. No assurance can be given that the Company will be successful in implementing the plan. The Company’s net revenues and cash flows from operations depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and implementing new businesses in all the markets.

     The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of March 31, 2008, the Company had a working capital deficit of $ 827,489 and an accumulated deficit of $ 15,879,570 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

     The following summarizes significant contractual obligations of the Company as of March 31, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

     The expected issuance before the end of May 2008 of 7 million shares of the common stock of the Company to the shareholders of SMS Biz Sdn. Bhd. for the acquisition of their entire shareholdings in SMS Biz Sdn. Bhd. pursuant to the Share Exchange Agreement dated January 21, 2008 entered into between the Company and the shareholders of SMS Biz Sdn. Bhd., which, the Company believes, will not have any impact on the Company’s liquidity and cash flow in the future periods.

     The expected timing of the obligation s discussed above was estimated based on information known to the Company as at the time of filing of this report. Timing of the issuance and actual amount of shares of the Company’s common stock to be issued may be different depending on changes to agreed-upon amount for the obligations. As at the time of this report, the above contractual obligations have not been met.

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

Trends, Risk and Uncertainties

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors discussed in the Company’s Form 10KSB filed on April 15, 2008 before making an investment decision with respect to our Common Stock.

Cautionary Factor That May Affect Future Results

     We have sought to identify what we believe are significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 1A. RISK FACTORS

Risks Related To Our Business:

     1. We require additional financing to be able to meet our China subsidiary’s working capital.

     We estimate that APS China will require additional investment of another $ 200,000 (making the total investment of US$1 million) to fund the working capital of the Operating Center and Data Processing Center in Guangzhou for the first two quarters of 2008. We plan to continue to seek funding through convertible and other loans. However, should the loans be not available in the near-term, our Chinese subsidiary, Asia Payment Systems (China) Co. Ltd., will have to curtail the growth of the BPO and DPO services businesses as well as the growth of our BP card business in Guangzhou. This will slow down the revenue growth of APS for the year 2008.

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

     Our success has been and will continue to be dependent on the services of our current senior management staff and key technical and managerial personnel who are in great demand in the payments and loyalty industries in Asia. Although we have implemented a long-term employee option plan and have entered into 5-year contracts with the senior management staff and 3-year or 5-year contracts with the technical and middle management staff, we are, however, still facing with the risk that we may not be able to fully compensate them with cash-based salaries and thereby not able to retain such employees, and our failure to do so could adversely affect our business.

Risks Related To Our Common Stock:     We do not plan to pay dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on earnings, if any, our financial requirements and other factors beyond our control.

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

     As at March 31, 2008, there are about 40 million warrants exercisable at strike prices between $0.062 to $2.00, with a majority of them at the lower price range. The holders of some of our warrants have up to four years from their issuance date to exercise their warrants. As at March 31, 2008, th ere are options granted to employees, officers, directors and consultants to purchase about 16.75 million shares of our common stock at strike price s of between $0.08 to US$0.30. Exercise of these warrants and options may cause dilution in the interests of other shareholders as a result of the additional shares of common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants and options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Goodwill Impairment Test For Investments In Cardtrend Systems Sdn. Bhd. & Interpay International Group Ltd.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2008.

                                                                                                         CARDTREND INTERNATIONAL INC.
                                                                                                         (Registrant)

                                                                                                         By:   KING K. NG
                                                                                                                 King K. Ng
                                                                                                                 Chief (Principal) Executive Officer

                                                                                                         By:   THOMAS CL WONG
                                                                                                                 Thomas CL Wong
                                                                                                                 Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibit
Number    Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Goodwill Impairment Test For Investments In Cardtrend Systems Sdn. Bhd. & Interpay International Group Ltd.