Form 10-Q
period 2008-06-30
CARDTREND INTERNATIONAL INC.
filed 2008-08-13
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 144,419,246 as of July 18, 2008.

TABLE OF CONTENTS

CARDTREND INTERNATIONAL INC.
(FORMERLY ASIA PAYMENT SYSTEMS, INC.)

ITEM Description		Page

PART I - FINANCIAL INFORMATION

1.	Financial Statements	-3-
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the
	Three Months and Six Months Ended June 30, 2008 and 2007	F-2
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008
	and 2007	F-3
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months
	Ended June 30, 2008	F-4
	Notes to Condensed Consolidated Financial Statements	F-5 to F-20

2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	-23-

3.	Quantitative and Qualitative Disclosure About Market Risk	-26-

4.	Controls and Procedures	-26-

PART II - OTHER INFORMATION

1.	Legal Proceedings	-26-

1A.	Risk Factors	-26-

6.	Exhibits	-28-

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“$”), except for number of shares)
(Unaudited)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,534	$211,603
Accounts receivable, net	369,426	521,625
Inventories	2,306	2,716
Prepaid expenses	10,101	9,773
Other receivables	40,046	5,700

Total current assets	444,413	751,417

Plant and equipment, net	463,724	555,489
Goodwill	5,961,793	5,961,793
Intellectual property, net	333,333	383,333
Other assets and deposits	30,368	38,701
TOTAL ASSETS	$7,233,631	$7,690,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,832	$526,919
Deferred revenue	7,311	7,488
Accrued liabilities and other payables	939,919	637,829
Loan payable	106,704	108,679
Due to related parties	312,744	228,293

Total current liabilities	1,563,510	1,509,208

Convertible loan payable, net of unamortized discount of $133,150 and
$576,986 as of June 30, 2008 and December 31, 2007	279,210	223,014

Total liabilities	1,842,720	1,732,222

Stockholders’ equity:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value,
0 and 6,000,000 issued and outstanding as of June 30, 2008 and
December 31, 2007	-	6,000
Common stock, 250,000,000 authorized common shares of $0.001 par value,
144,419,246 and 82,408,276 shares issued and outstanding as of June
30, 2008 and December 31, 2007	144,419	82,408
Additional paid-in capital	22,641,924	21,269,252
Deferred stock based compensation	(738,437)	(977,563)
Accumulated deficit	(16,785,469)	(14,513,137)
Accumulated other comprehensive income	128,474	91,551

Total stockholders’ equity	5,390,911	5,958,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,233,631	$7,690,733

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Currency expressed in United States Dollars (“$”))
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUE, NET
Sales	$313,458	$298,383	$710,460	$764,378
Sales, related party	77,819	-	200,311	-
Total revenues, net	391,277	298,383	910,771	764,378
COST OF REVENUE	(233,904)	(194,220)	(579,368)	(551,412)
GROSS PROFIT	157,373	104,163	331,403	212,966
OPERATING EXPENSES:
Depreciation and amortization	(71,224)	(48,113)	(141,765)	(94,078)
Stock based compensation	(269,274)	(247,608)	(542,306)	(511,714)
Consulting and management service fee, related party	(10,381)	-	(27,160)	(18,000)
Selling, general and administrative expenses	(638,403)	(358,969)	(1,249,958)	(667,124)
Total operating expenses	(989,282)	(654,690)	(1,961,189)	(1,290,916)
LOSS FROM OPERATIONS	(831,909)	(550,527)	(1,629,786)	(1,077,950)
OTHER INCOME (EXPENSES):
Change in value of derivative liability	-	182,374	-	312,951
Amortization of debt discount	(67,490)	-	(638,433)	-
Interest income	3,244	4,603	3,556	-
Interest expense	(9,744)	-	(7,669)	(305)
LOSS BEFORE INCOME TAXES AND MINORITY
INTEREST	(905,899)	(363,550)	(2,272,332)	(765,304)
Income tax expense	-	-	-	-
Minority interest	-	12,144	-	23,883
NET LOSS	(905,899)	(351,406)	(2,272,332)	(741,421)
Other comprehensive loss:
- Foreign currency translation gain	25,561	29,465	36,923	21,619
COMPREHENSIVE LOSS	(880,338)	(321,941)	(2,235,409)	(719,802)
Net loss per share – basic and diluted	(0.01)	(0.01)	(0.02)	(0.01)
Weighted average shares outstanding – basic and diluted	144,944,246	49,577,836	109,046,137	49,577,836

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in United States Dollars (“$”))
(Unaudited)
	Six months ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities:
Net loss	$(2,272,332)	$(741,421)
Adjustments to reconcile net loss to net cash
used in operating activities:
Minority interest	-	(23,935)
Depreciation and amortization	141,765	94,708
Stock based compensation	542,306	511,714
Stock issued in exchange of debt	-	148,200
Change in derivative liabilities	-	(312,951)
Allowance for doubtful accounts	6,507	-
Amortization of debt discount	628,433	-
Changes in operating assets and liabilities:
Accounts receivable, net	145,692	41,434
Other receivables	(34,346)	(27,734)
Prepaid expenses	410	-
Inventories	(328)	(57,387)
Accounts payable	(330,087)	(110,487)
Accrued liabilities and other payables	469,356	106,337
Deferred revenue	(177)	2,125

Net cash generated from / (used in) operating activities	(702,801)	(369,397)

Cash flows from investing activities:
Purchase of plant and equipment	-	(107,877)
Decrease in other assets and deposits	8,333	-

Net cash provided by (used in) investing activities	8,333	(107,877)
Cash flows from financing activities:
Proceeds from related parties	84,451	(225,261)
Proceeds from convertible loans	386,000	496,221
Repayment of loan payable	(1,975)	13,234
Prepayment of deposit	-	(58,630)

Net cash provided by / (used in) financing activities	468,476	225,564

Effect of exchange rate changes on cash and cash
equivalents	36,923	21,619

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(189,069)	(230,091)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	211,603	343,262

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$22,534	$113,171
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$350	$372

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock
							Accumulated
					Additional		other		Total
					Paid-in	Deferred	comprehensive	Accumulated	Shareholders’
	No. of shares	Amount	No of shares	Amount	capital	compensation	income	deficit	Equity

Balance as of January 1, 2008	6,000,000	$6,000	82,408,276	$82,408	$21,269,252	$(977,563)	$91,551	$(14,513,137)	$5,958,511

Conversion of Series A preferred
stock into common stock	(3,500,000)	(3,500)	17,500,000	17,500	(14,000)	-	-	-	-

Conversion of Series B preferred
stock into common stock	(2,500,000)	(2,500)	25,000,000	25,000	(22,500)	-	-	-	-

Cancellation due to over-payment
of debts	-	-	(82,912)	(83)	(5,917)				(6,000)

Common stock issued in
Exchange of debt	-	-	3,023,119	3,023	148,132	-	-	-	151,155

Common stock issued for
Convertible loans	-	-	17,133,263	17,134	704,978	-	-	-	722,112

Stock based compensation	-	-	-	-	336,930	-	-	-	336,930

Amortization of deferred
compensation	-	-	-	-	-	205,375	-	-	205,375

Cancellation due to termination of
contract			(562,500)	(563)	(33,188)	33,751			-

Beneficial conversion feature	-	-	-	-	258,237	-	-	-	258,237

Net loss for the period		-	-	-	-	-	-	(2,272,332)	(2,272,332)

Foreign currency translation
Adjustment	-	-	-	-	-	-	36,923	-	36,923

Balance as of June 30, 2008	-	$-	144,419,246	$144,419	$22,641,924	$(738,437)	$128,474	$(16,785,469)	$5,390,911

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE - 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the condensed balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE - 2 ORGANIZATION AND BUSINESS BACKGROUND

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

Details of the Company’s subsidiaries are described below:
Place of
	incorporation	Principal activities	Particulars of issued/	Effective
	and kind of	and place of	registered share	interest
Name	legal entity	operation	capital	held

Asia Payment Systems	Hong Kong, a	Provision of data &	100 issued shares of	100%
(HK) Limited	limited liability	business processes	common stock of HK$1
(“APSHK”)	Company	outsourcing services	each
of payment cards and
loyalty cards in Hong
Kong and Macau.

Asia Payment Systems	PRC, a limited	Provision of data & business	US$1,000,000	100%
(China) Company	liability company	processes outsourcing
Limited		Services and issuance of
(“APS China”)		Payment cards & loyalty
Cards within China

Global Uplink (HK)	Hong Kong, a	Marketing of data &	10,000 issued shares of	100%
Limited (“GUL HK”)	limited liability	business processes	common stock of HK$1
	Company	outsourcing services	each
and issuance of
payment cards &
loyalty cards within
China
Asia Payment Systems	Singapore, a	Provision of data	20 issued shares of	100%
Pte Ltd. (“APS	limited liability	processing	common stock S$1 each
Singapore”)	Company	outsourcing services
of payment cards and
loyalty cards.

Welway Development	Hong Kong, a	Dormant	100,000 issued shares of	100%
Limited (“WDL”)	limited liability		100% common stock
	Company		HK$1 each

Cardtrend Systems Sdn.	Malaysia, a	Provision of IT	700,000 issued shares of	100%
Bhd. (“Cardtrend	limited liability	solution for payment	100% common stock of
Systems”)	Company	Cards and loyalty	MYR 1 each
Cards in Asia Pacific
and Middle-east
regions

Interpay International	British Virgin	Holding company of	100 issued shares of	100%
Group Limited (“IIG”)	Islands, a limited	Interpay’s group of	common stock US$1
	liability company	companies in Asia	each

Interpay International	British Virgin	Franchising/licensing	100 issued shares of	100%
Franchising Ltd. (“IIF”)	Islands, a limited	of payment card &	common stock of US$1
	liability company	loyalty card products.	Each
Interpay International	British Virgin	Provision of	100 issued shares of	100%
Associates Ltd. (“IIA”)	Islands, a limited	management and	common stock US$1
	liability company	Technical services,	each
relating to payment
Cards and loyalty cards.

Interpay International	British Virgin	Holding company of	100 issued shares of	100%
Resources Ltd. (“IIR”)	Islands, a limited	joint venture	common stock US$1
	liability company	payment cards and	each
loyalty cards
companies in Asia.

Interpay Asia Sdn. Bhd.	Malaysia, a	Provision of general	2 issued shares of	100%
(“IA”)	limited liability	and financial	common stock of MYR
	company	management services	1 each
for Cardtrend
International’s group
of companies

Interpay International M -	Singapore, a	Dormant	2 issued shares of	100%
Commerce Pte. Ltd.	limited liability		common stock of US$1
(“IIM”)	company		each.

Interpay International	Singapore, a	Holding company of	2 issued shares of	100%
Airtime Pte. Ltd.	limited liability	joint venture prepaid	common stock of US$1
(“IIAT”)	company	companies in Asia.	each.

Etop Services (Malaysia)	Malaysia, a	Distributes third	200,000 issued shares of	60%
Sdn. Bhd. (“Etop	limited liability	parties’ prepaid	60% common stock of
Malaysia”)	company	products and services	MYR 1 each, and
		Electronically	1,020,000 issued shares
		through its network	of preferred stock of
		of dealers in Malaysia	MYR 1 each.

Payment Business	Malaysia, a	Distribution of	2 issued shares of	100%
Solution Sdn. Bhd.	limited liability	prepaid IDD call	common stock of MYR
(“PBS”)	company	Cards in Malaysia	1 each.

All the companies above are collectively referred as ‘’the Company’’.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE - 3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the periods ended June 30, 2008, the Company incurred a net loss of $2,272,332, a loss generated in operating activities of $1,629,786 and a negative operating cash flow of $702,801. At June 30, 2008, the Company had a working capital deficiency of $1,119,097 and an accumulated deficit of $16,785,469. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE - 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2008 and 2007, allowance for doubtful accounts balance for trade receivables was $12,888 and $6,381, respectively.

Inventories
Inventories are recorded at the lower of cost or market value using the first-in-first-out method. As of June 30, 2008 and December 31, 2007, inventories were $2,306 and $2,716, respectively.

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

Depreciation expenses for the three months ended June, 2008 and 2007 were $46,224 and $23,113, respectively. For the six months ended June 30, 2008 and 2007, the depreciation expenses were $91,765 and $44,078, respectively.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))

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

For the six months ended June 30, 2008, the Company tested for impairment in accordance with the SFAS 142 and no impairment charge was required.

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

For the three months ended June 30, 2008 and 2007, the amortization expense was $25,000 and $25,000, respectively.

For the six months ended June 30, 2008 and 2007, the amortization expense for intellectual property was $50,000 and $50,000, respectively.

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

Revenue Recognition
The Company recognizes revenue in accordance with SEC’s Staff Accounting Bulletin No. 104“Revenue Recognition in Financial Statement” (“SAB 104”). Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company further recognizes revenue from the licensing of ‘Cardtrend Systems’ software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, and Software Revenue Recognition with Respect to Certain Transactions”. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Income Taxes
The Company accounts for income tax using SFAS No. 109“Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

Net (Loss) Income Per Share
The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”)

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

The reporting currency of the Company is the United States dollar (“USD"). The functional currency of the Company's subsidiaries operating in Hong Kong is Hong Kong dollars (“HKD”) and its financial records are maintained and its statutory financial statements are prepared in HKD. The functional currency of the Company's subsidiaries established in the PRC is the Renminbi Yuan (“RMB”) and its financial records are maintained and its financial statements are prepared in RMB. The functional currency of the Company's subsidiaries established in Singapore is the Singapore dollars (“SGD”) and its financial records are maintained and its financial statements are prepared in SGD. The functional currency of the Company's subsidiaries established in Malaysia is the Malaysian Ringgit (“MYR”) and its financial records are maintained and its financial statements are prepared in MYR.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the USD are translated into USD, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of the Company’s subsidiaries into US dollars has been made at the following exchange rates for the respective period:

	June 30, 2008	June 30, 2007
Period end HKD : USD exchange rate	7.78037	7.81720
Average period HKD : USD exchange rate	7.79968	7,81717
Period end RMB: USD exchange rate	6.87180	7.62480
Average period RMB: USD exchange rate	6.96957	7.68907
Period end MYR: USD exchange rate	3.25880	3.45890
Average period MYR: USD exchange rate	3.21500	3.44200
Period end SGD: USD exchange rate	1.36350	1.53210
Average period SGD: USD exchange rate	1.36620	1.52488

Debt Issuance Costs
The Company records debt discount for beneficial conversion features and warrants, on a relative fair value basis and amortizes debt discount over the life of the debt instrument. Beneficial conversion features are recorded pursuant to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments” . The amounts allocated to warrants and beneficial conversion rights are recorded as unamortized debt discount and additional paid-in-capital to be amortized over the life of the convertible debts. The amounts recorded are based on valuation models. The volatility of the Company’s stock price and other factors affecting the Company’s stock price are important determinants of the values determined.

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

Segment Reporting
SFAS No. 131“Disclosures about Segments of an Enterprise and Related Information”establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates three reportable segments in processing business, prepaid business, and cards business, respectively

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

Recently Issued Accounting Standards
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In February 2007, the FASB issued SFAS No. 159,"The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),"Business Combinations"("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161,"Disclosures about Derivative Instruments and Hedging Activities"("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

NOTE - 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that an allowance for doubtful accounts of $12,888 and $6,381 is required as of six months ended June 30, 2008 and the fiscal year ended December 31, 2007, respectively.

NOTE - 6 OTHER RECEIVABLES

Other receivables are comprised of the following:

	June 30,2008	December 31,2007
	(unaudited)	(audited)
Deposits and prepayments	$25,581	$283
Other receivables	14,465	5,417
	$40,046	$5,700

NOTE - 7 PLANT AND EQUIPMENT, NET

As of June 30, 2008 and December 31, 2007, plant and equipment, net, consisted of office equipment and renovation with a total aggregated cost of $463,724 and $555,489, respectively.

Depreciation expense for the three months ended June 30, 2008 and 2007 was $46,224 and $23,113, respectively.

Depreciation expense for the six months ended June 30, 2008 and 2007 was $91,765 and $44,078, respectively.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE - 8 GOODWILL

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

On May 18, 2006, the Company acquired all the shares of IIG group of companies in exchange for the issuance of 3,500,000 shares of Series A Preferred Stock which were convertible to 17,500,000 shares common stock of the Company. The 3,500,000 shares of Series A Preferred Stock had a fair value of $3,975,000 at May 18, 2006, as estimated by an independent valuation firm, of which, $3,272,258 is attributable to goodwill. IIG group is an operator of payment cards and loyalty cards. On January 2, 2008, the Company approved the conversion of 3,500,000 shares of Series A Preferred Stock at a conversion ratio of 1:5 into 17,500,000 shares of restricted common stock with a par value of $0.001 per share (see Note 11).

On September 28, 2006, the Company merged with Cardtrend Systems in exchange for the issuance of 2,500,000 shares of the Company’s Series B Preferred Stock which are convertible to 25,000,000 shares of the Company’s common stock. The 2,500,000 shares of Series B Preferred Stock had a fair value of $3,464,286 at September 28, 2006, as estimated by an independent valuation firm, of which $2,625,474 is attributable to goodwill and $500,000 to the fair value of the software developed and owned by Cardtrend Systems as estimated by an independent valuation. Cardtrend Systems is a provider of software solutions to operators of payment cards and loyalty cards. On January 2, 2008, the Company approved the conversion of 2,500,000 shares of Series B Preferred Stock at a conversion ratio of 1:10 into 25,000,000 shares of restricted common stock with a par value of $0.001 per share (see Note 11).

For the six months ended June 30, 2008, the management of the Company prepared a goodwill impairment test using a combination of discounted cash flow method and price-earning method to determine the fair value of Cardtrend Systems and IIG group. The tests resulted that the fair value of Cardtrend Systems and IIG group exceeds the carrying value of goodwill and therefore no impairment is recognized for the six months ended June 30, 2008.

NOTE - 9 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)

Accrued expenses	$240,357	$205,577
Other tax payables	3.533	1,064
Salaries and expenses owed to
employees	108,935	62,486
Other payables	587,094	368,702

	$939,919	$637,829

Other payables consisted of consultancy fees and legal and professional fees due to consultants and professionals. The Company is expected to settle these payables within the next twelve months.

NOTE - 10 INCOME TAX

The components of loss before income taxes and minority interest separating its tax jurisdiction among US, Hong Kong, PRC , Singapore and Malaysia are as follows:

	Six months ended June 30,
	2008	2007

Tax jurisdictions from:
- local	$(1,950,212)	$(554,583)
- foreign	(322,120)	(210,721)

Loss before income taxes and minority interest	$(2,272,332)	$(765,304)

For the six months ended June 30, 2008 and 2007, no provision for income tax has been made as the Company did not have any assessable profits for the period.

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various locations: the United States of America, Hong Kong, the PRC, Singapore, Malaysia and British Virgin Islands that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subjected to United States of America tax law.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of June 30, 2008, the U.S. operation had $1,950,212 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019. The Company has provided for a full valuation allowance of $663,072 or future tax benefits from net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

As of June 30, 2008 and December 31, 2007, the Hong Kong profits tax rate was 16.5% and 17.5%, respectively. For the six months ended June 30, 2008 and 2007, no provision for Hong Kong profits tax has been made as the Company’s subsidiaries did not have any estimated assessable profits during the period. For the six months ended June 30, 2008 and 2007, the Company’s subsidiaries incurred an income from operations of $1,131 and a loss from operations of $19,032, respectively.

The PRC

The Company’s subsidiary operating in PRC is subject to the Corporate Income Tax governed by the Income Tax Law of the PRC. Effective from January 1, 2008, the Corporate Income Tax Law of the PRC (the “New CIT Law”) is followed. Under the New CIT Law, an unified income tax rate of 25% is imposed for both domestic and foreign invested enterprises. APS China, is considered a foreign invested enterprise and enjoys the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax for the next three years. The ultimate applicable effective tax rate in 2008 and beyond will be subject to a transitional policy under the Corporate Income Tax Law, whether APS China can continue to enjoy the unexpired tax holidays. For the six months ended June 30, 2008 and 2007, no provision for corporate income tax has been made as APS China did not have any assessable income during the period. For the six months ended June 30, 2008 and 2007, the company’s subsidiaries incurred a loss from operations of $272,619 and $45,299 respectively.

Singapore

Pursuant to the Singapore Income Tax Laws, the Corporate Income Tax is at a statutory rate of 20%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted. No provision for Singapore Corporate Income Tax has been made as the subsidiaries did not have any assessable profits for the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, the company’s subsidiaries incurred a loss from operations of $454 and $1,845 respectively.

Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 26%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiaries did not have any assessable profits for the six months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, the company’s subsidiaries incurred a loss from operations of $50,178 and $103,523 respectively

British Virgin Island

Under the current BVI law, the subsidiary is not subject to tax on income. For the six months ended June 30, 2008 and 2007, the company’s subsidiaries incurred a loss from operations of $0 and $41,022 respectively.

NOTE 11 CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

On January 2, 2008, the Company approved the conversion of 3,500,000 shares of Series A Preferred Stock at a conversion ratio of 1:5 into 17,500,000 shares of restricted common stock with a par value of $0.001 per share to satisfy with the purchase consideration (see Note 8). Upon the conversion of the 3,500,000 shares of Series A Preferred Stock, the par value of common stock totaling $17,500 is recognized as common stock issued and outstanding. The excess of $14,000 is recognized as a reduction to the additional paid-in capital.

At the same date on January 2, 2008, the Company approved the conversion of 2,500,000 shares of Series B Preferred Stock at a conversion ratio of 1:10 into 25,000,000 shares of restricted common stock with a par value of $0.001 per share to satisfy with the purchase consideration (see Note 8). Upon the conversion of the 2,500,000 shares of Series B Preferred Stock, the par value of common stock totaling $25,000 is recognized as common stock issued and outstanding. The excess of $22,500 is recognized as a reduction to the additional paid-in capital.

There was no issued and outstanding preferred stock as of June 30, 2008.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share.

On January 2, 2008, the Company cancelled 82,912 shares of common stock valued at $6,000 due to clerical error resulting in overpayment of debt owed to Management Services of Arizona, Inc. (See Note 13).

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

On January 14, 2008, the Company issued a total of 3,023,119 shares of the Company’s common stock valued at $151,155 for the settlement of debts (salaries and advances owed to employees and officers). These shares were issued through the options granted to and exercised immediately by these employees at an exercise price equaled to the market price of our common stock at the time of grant. The fair values of these options, determined using the Black-Scholes option pricing model, totaling $151,152 were fully expensed at the time the options were granted.

On January 22, 2008 and February 1, 2008, an aggregate of 11 convertible loans with a total value of $722,112 were converted into equity for 17,133,263 shares of commons stock of the Company upon their maturities. For the three months ended June 30 2008, there was no convertible loan converted into common stock. (See Note 13).

On May 20, 2008, 562,500 shares of common stock valued at $33,751 were cancelled due to termination of a contract with a consulting services firm.

As of June 30, 2008 the Company has 144,419,246 shares of common stock issued and outstanding.

NOTE - 12 STOCK BASED COMPENSATION

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

On April 7, 2008, Ms. Katherine YL Tung, Secretary & Treasurer of the Company was granted an option under the 2007 Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share, and vesting 25,000 shares at the end of every three months commencing from April 1, 2008 for a one year term. The fair values of these options amounting to $2,100 were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 234%; (3) risks free interest rates of 1.72%; (4) expected lives of 1 year; and (5) at a market price $0.03. The fair values will be amortized and expensed over one year, the contract period for the provision of the said administrative services.

On May 20, 2008, 500,000 warrants at an exercised price of $0.40 per share granted to a consultant were cancelled due to the termination of the service contract with the consultant.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) as of June 30, 2008, March 31, 2008, and December 31, 2007 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price

Balance at December 31, 2007	483,000	450,000	-	15,800,000	16,733,000	$0.103
Granted	105,020	918,980	-	2,699,119	3,723,119	$0.055
Forfeited & cancelled	(483,000)	(100,000)	-	(82,912)	(665,912)	$0.205
Exercised	(105,020)	(918,980)	-	(1,916,207)	(2,940,207)	$0.049

Balance at June 30, 2008	-	350,000	-	16,500,000	16,850,000	$0.098

A summary of the changes in the Company’s stock options granted to Employees as of June 30, 2008, March 31, 2008 and December 31, 2007 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price

Balance at December 31, 2007	43,000	-	-	15,800,000	15,843,000	$0.095
Granted	105,020	918,980	-	2,599,119	3,623,119	$0.050
Forfeited & cancelled	(43,000)	-	-	(82,912)	(125,912)	$0.116
Exercised	(105,020)	(918,980)	-	(1,916,207)	(2,940,207)	$0.050

Balance at June 30, 2008	-	-	-	16,400,000	16,400,000	$0.095

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

A summary of the changes in the Company’s stock options granted to Consultants as of June 30, 2008, March 31, 2008 and December 31, 2007 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price

Balance at December 31, 2007	440,000	450,000	-	-	890,000	$0.236
Granted	-	-	-	100,000	100,000	$0.080
Forfeited & cancelled	(440,000)	(100,000)	-	-	(540,000)	$0.225
Exercised	-	-	-	-	-	-

Balance at June 30, 2008	-	350,000	-	100,000	450,000	$0.213

Additional information regarding total options outstanding (for Employees and Consultants) as of June 30, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life	Price	Options	Price	Life
		(Years)				(Years)
$0.05	100,000	1.83	$0.05	-	$-	-
$0.08	4,450,000	9.26	$0.08	450,000	$0.08	8.56
$0.10	11,950,000	8.73	$0.10	5,132,233	$0.10	8.69
$0.13	100,000	3.17	$0.13	100,000	$0.13	3.17
$0.30	250,000	2.50	$0.30	250,000	$0.30	2.50
	16,850,000	8.70	$0.10	5,932,233	$0.11	8.33

Additional information regarding total options outstanding (for Employees only) at June 30, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life	Price	Options	Price	Life
		(Years)				(Years)
$0.05	100,000	1.83	$0.05	-	$-	-
$0.08	4,350,000	9.44	$0.08	400,000	$0.08	9.44
$0.10	11,950,000	8,73	$0.10	5,132,233	$0.10	8.69
	16,400,000	8.86	$0.094	5,532,233	$0.10	8.75

Additional information regarding total options outstanding (for Consultants only) at June 30, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life	Price	Options	Price	Life
		(Years)				(Years)
$0.08	100,000	1.58	$0.08	50,000	$0.08	1.58
$0.13	100,000	3.17	$0.13	100,000	$0.13	3.17
$0.30	250,000	2.50	$0.30	250,000	$0.30	2.50
	450,000	2.44	$0.21	400,000	$0.23	2.55

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

Transaction involving warrants issued to investors and consultants as of June 30, 2008, March 31, 2008 and December 31, 2007 are summarized as follows (warrants were not issued to employees):

	Share Issued
	Upon	Average
	Exercise of	Price
	Warrants	Per Share
Outstanding at December 31, 2007	22,927,187	$0.23
Granted	17,133,263	$0.08
Exercised	-	$-
Cancelled	(500,000)	$0.40
Outstanding at June 30, 2008	39,560,450	$0.168

Additional information regarding warrants outstanding at June 30, 2008 is as follows (Note: No warrants were issued to employees):

		Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Warrants	Life	Price	Warrants	Price	Life
		(Years)				(Years)
$0.062	23,665,206	2.43	$0.062	23,665,206	$0.062	2.43
$0.112	5,504,464	2.67	$0.112	5,504,464	$0.112	2.67
$0.130	1,569,659	2.67	$0.130	1,569,659	$0.130	2.67
$0.159	645,644	1.25	$0.159	645,644	$0.159	1.25
$0.200	4,638,333	1.50	$0.200	4,638,333	$0.200	1.50
$0.300	1,448,985	1.25	$0.300	1,448,985	$0.300	1.25
$0.713	1,000,000	2.17	$0.713	1,000,000	$0.713	2.17
$2.000	1,088,159	2.17	$2.000	1,088,159	$2.000	2.17
	39,560,450	2.29	$0.168	39,560,450	$0.168	2.29

The fair values for the options granted during the three months ended June 30, 2008 and March 31, 2008 were estimated at the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate (per annum)	1.72% to 4.55%
Expected life (in years)	1 to 5 years
Expected volatility	199% to 235%
Expected dividend yield	0%

The Company recognized $542,306 and $511,714 of stock-based compensation to operations for the six months ended June 30, 2008 and 2007 by applying the fair value method in accordance with SFAS No. 123(R). $205,375 was recorded as a reduction in deferred compensation and $336,930 was recorded as an increase in additional paid-in capital.

NOTE - 13 CONVERTIBLE DEBT

On June 10, 2008, the Company accepted three offers from three directors of the Company of callable, on-demand convertible loans totaling of $30,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.03 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.06. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial feature of the loans at $19,067.

On May 12, 2008, the Company accepted three offers from three directors of the Company of callable, on-demand convertible loans totaling of $39,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.04 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.08. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial feature of the loans at $18,200.

On May 5, 2008, the Company accepted three offers from three directors of the Company of callable, on-demand convertible loans totaling of $36,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.048 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.096. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial feature of the loans at $32,548.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

On April 16, 2008, the Company accepted from an individual a callable, on-demand convertible loan of $86,317. The lender will have the option to convert any money advanced and accrued interest in arrears into Units priced at $0.048 per share of the common stock of the Company, if the said loan is converted within 12 months from the effective date of the money received by the Company. Each Unit will consist of one restricted common share and one three-year warrant at an exercise price of $0.096. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loan at $41,670.

On April 15, 2008, the Company accepted the redemption of two callable, on-demand convertible loans totaling $85,000 together with a repayment of accrued interest of $1,317.

On March 26, 2008, the Company accepted three offers from three directors of the Company of callable, on-demand convertible loans totaling of $81,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.05 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.10. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loans at $39,463.

On March 13, 2008, the Company accepted an offer from a director of the Company of callable, on-demand convertible loans of $50,000 bearing 10% annualized interest. The lender will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.04 per share, if the said loan is converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.08. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loan at $36,726.

On February 20, 2008, the Company accepted three offers from three individuals, of callable, on-demand convertible loans totaling of $100,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.048 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.96. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loan at $47,230.

On February 18, 2008, the Company accepted an offer from an individual, of callable, on-demand convertible loan of $50,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.048 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.96. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. As of June 30, 2008, the Company recorded an intrinsic value of the beneficial conversion feature of the loan at $23,333.

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with EITF No. 00-27 Application of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. For the six months ended June 30, 2008, the Company recognized a total discount of $258,237 which was charged to additional paid in capital. The Company has charged $628,433 to operation as amortization of debt discount as interest expense.

As of June 30, 2008, the fair value of the warrants of $133,150 was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	1.74% to 4.55%
Expected dividend yield (%)	0%
Expected term in years (years)	3 year
Expected volatility (%)	199% to 253%

NOTE - 14 RELATED PARTY TRANSACTIONS

The Company had the following transactions for the three months ended June 30, 2008 and 2007, and the six months ended June 30, 2008 and 2007, with related parties:

Incurred $9,582 and $0 for the six months ended June 30, 2008 and 2007, respectively, for administrative and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest. Incurred net $77,819 and $200,311 for the three and six months ended June 30, 2008 for sales transaction to a company, in which a director has a controlling interest.

Incurred $17,578 and $18,000 for the six months ended June 30, 2008 and 2007 respectively, for management services provided by companies in which certain officers and/or shareholders have a controlling interest.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

The following balances, which bear no interest and have no fixed terms of repayment, owed to directors, officers and companies controlled by certain officers and/or directors, were outstanding as of:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Salaries owed to staff	$160,963	$78,758
Loan from directors	130,953	148,055
Expenses claims	20,828	1,480
Due to related parties	$312,744	$228,293

NOTE - 15 SEGMENT INFORMATION

(a) Segment Information

For the six months ended June 30, 2008, the Company’s business units have been aggregated in three reportable segments: business processing (“Processing Business Unit”), prepaid communications products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Cardtrend parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three months ended June 30, 2008 and 2007:

Three months ended June 30, 2008
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total
Operating revenues,
net	$200,257	$191,020	$-	$-	$391,277
Cost of revenues	(45,716)	(188,188)	-	-	(233,904)
Gross profit (loss)	154,541	2,832	-	-	157,373
Depreciation and
amortization	53,421	16,617	986	-	71,224
Net income (loss)	(866,399)	(27,627)	(11,873)	-	(905,899)
Total assets	3,502,655	2,068,197	1,662,779	-	7,233,631
Expenditure for
long-lived assets	$-	$-	$-	$-	$-

Six months ended June 30, 2008
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total
Operating revenues,
net	$463,176	$447,595	$-	$-	$910,771
Cost of revenues	(138,422)	(440,946)	-	-	(579,368)
Gross profit (loss)	324,754	6,649	-	-	331,403
Depreciation and
amortization	106,273	33,545	1,947	-	141,765
Net income (loss)	(2,205,279)	(55,869)	(11,874)	-	(2,272,332)
Total assets	3,502,655	2,068,197	1,662,779	-	7,233,631
Expenditure for
long-lived assets	$-	$-	$-	$-	$-

Three months ended June 30, 2007
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total
Operating revenues,
net	$139,510	$158,873	$-	$-	$298,383
Cost of revenues	(37,900)	(156,320)	-	-	(194,220)
Gross profit	101,610	2,553	-	-	104,163
Depreciation and
amortization	31,949	15,841	323	-	48,113
Net loss	(71,032)	(32,636)	(12,811)	(234,927)	(351,406)
Total assets	3,614,588	1,939,074	1,762,610	63,360	7,379,632
Expenditure for
long-lived assets	$12,563	$-	$-	$36,201	$48,764

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

Six months ended June 30, 2007
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total
Operating revenues,
net	$287,994	$476,384	$-	$-	$764,378
Cost of revenues	(82,831)	(468,581)	-	-	(551,412)
Gross profit	205,163	7,803	-	-	212,966
Depreciation and
amortization	62,493	31,262	323	-	94,078
Net loss	(128,401)	(61,462)	(20,696)	(530,862)	(741,421)
Total assets	3,614,588	1,939,074	1,762,610	63,360	7,379,632
Expenditure for
long-lived assets	$37,503	$-	$-	$70,374	$107,877

(b) Geographic information

The Company’s operations are located in three main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended June 30,
	2008	2007
Revenue, net:
PRC	$77,819	$-
Hong Kong	192	-
Malaysia	313,266	298,383

	$391,277	$298,383

	Six months ended June 30,
	2008	2007
Revenue, net:
PRC	$200,311	$-
Hong Kong	449	-
Malaysia	710,011	764,378

	$910,771	$764,378

	Three months ended June 30,
	2008	2007
Gross profit:
PRC	$17,630	$-
Hong Kong	-	-
Malaysia	139,743	104,163

	$157,373	$104,163

	Six months ended June 30,
	2008	2007
Gross profit:
PRC	$70,442	$-
Hong Kong	-	-
Malaysia	260,961	212,966

	$331,403	$212,966

As of June 30, 2008, 56% and 44% of the Company’s long-lived assets were located in the PRC and Malaysia, respectively.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE – 16 CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For the six-months ended June 30, 2008 and 2007, 56% and 44% of the Company’s assets were located in the PRC and Malaysia, respectively and 22% and 78% of the Company’s revenues were derived from customers located in the PRC and Malaysia, respectively. For the six months ended June 30, 2008, 2 customers represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of June 30, 2008, these customers account for both 67% and 71% of revenues and accounts receivable amounting to $609,037 and $262,326, respectively.

For the six months ended June 30, 2007, 1 customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of June 30, 2007, this customer accounts for both 61% and 51% of revenues and accounts receivable amounting to $463,442 and $136,378, respectively.

(b) Major vendors

For the six months ended June 30, 2008, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of June 30, 2008, this vendor accounts for both 69% and 100% of purchases and accounts payable amounting to $401,915 and $196,832, respectively.

For the six months ended June 30, 2007, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of June 30, 2007, this vendor accounts for both 83% and 98% of purchases and accounts payable amounting to $455,834 and $29,375, respectively.

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2008, all of borrowings were at fixed rates.

(e) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and MYR and a significant portion of the assets and liabilities are denominated in RMB and MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$, RMB and MYR. If RMB and MYR depreciate against US$, the value of RMB and MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE - 17 COMMITMENTS AND CONTINGENCIES

(a) Capital lease commitment

Etop Services (Malaysia) Sdn Bhd, a subsidiary based in Malaysia had obtained a financing of MYR50,000 (approximately $14,160) for the purchase of computers and peripherals in December 2006 and there remains an amount of MYR31,540 (approximately $9,691) to be repaid within 2 years from June 30, 2008.

(b) Operating lease commitment

The subsidiaries operating in Malaysia and the PRC were committed under various non-cancelable operating leases with a term of three years with fixed monthly rentals, due 2009. The monthly aggregate lease payment is approximately $9,260. None of the leases included contingent rentals.

Total lease expenses for the three months ended June 30, 2008 and 2007 were $28,690 and $8,997, respectively. For the six months ended June 30, 2008 and 2007, the total lease expenses were $52,800 and $19,302, respectively.

(c) Employment contracts commitment

As of June 30, 2008, the Company had a total of 21 employment contracts expiring within 1 to 5 years with a payroll amount of approximately $88,500 per month reducing as and when each contract expires. As of June 30, 2008, there were 129 employment contracts terminable with prior notice of between 1 to 3 months that were entered into by our subsidiaries, with a payroll amount of approximately $43,513 per month.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

(d) Consulting services contract commitments

As of June 30, 2008, the Company had 1 consulting service contract expiring within 1 year with a cash fee payment of $2,000 per month, 2 consulting services contracts expiring within 1 year, each with an option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.08 per share, and 2 consulting service contracts expiring within two years with a commission based compensation scheme.

NOTE 19. SUBSEQUENT EVENTS

(a) On July 10, 2008, the Company accepted three offers from three directors of the Company of callable, on-demand convertible loans totaling of $14,000, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.03 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.06. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. The Company recorded an intrinsic value of the beneficial feature of the loans at $7,933.

(b) On July 25, 2008, the Company accepted two offers from two directors of the Company of callable, on-demand convertible loans totaling of $35,625, bearing 10% annualized interest. The lenders will have the option to convert any money advanced and/or interest in arrears into the Company’s common stock at a price of $0.02 per share, if the said loans are converted within 12 months from the effective date of the money deposited to the Company’s bank account. Each converted common stock is attached with a share of warrant with an exercise price of $0.04. The warrants shall be converted within three years into the Company’s common stock from the date of issuance. The Company recorded an intrinsic value of the beneficial feature of the loans at $20,188.

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

Recent Developments

     On January 1, 2008, we engaged the services of a consultant in the financial related matters, including the consultation regarding transactional accounting treatments, choices, disclosures, etc for a fixed fee of $3,000 per quarter. However, we terminated the said service on June 30, 2008 as the need for such service diminished earlier than expected.

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

     On February 1, 2008, the directors of the Company approved the proposed increase of the paid up capital of APS China from $600,000 to $800,000. In May 2007, the incremental $200,000 was fully paid into APS (China) by the Company. In June 2008, the directors of the Company approved a further increase of the paid up capital of APS China to $1,000,0000. At the time of this report, $32,000 of the incremental $200,000 was paid into APS (China) by the Company.

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

     On April 7, 2008, we entered into a service contract with KateLin Enterprise Inc., a firm based in Los Angeles, to provide administrative and secretarial services to the Company for a period of one (1) year at a monthly fee of $2,000. On the same day, Ms. Katherine YL Tung was appointed as Secretary and Treasurer of the Company. Ms. Tung does not have an employment contract with the Company but provides her services to the Company through KateLin Enterprise Inc. Ms. Tung was granted an option under the 2007 to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share, vesting 25,000 shares at the end of every three months from April 1, 2008.

     On May 20, 2008 we terminated the consulting service contract with a consultant who had breached the fundamental undertakings and terms of a two-year agreement dated November 15, 2007 in providing strategic and financial planning services to the Company. On the same date, we also terminated the consulting service contract with another consultant who had breached the fundamental undertakings and terms of a two-year agreement dated November 15, 2007 in providing investor and public relations services to the Company. We rescinded 562,500 of the 750,000 restricted shares of our common stock, as well as 500,000 warrants at an exercise price of $0.40, issued to the latter consultant who had also forfeited the accrued fees of $2,500 per month since November 15, 2007.

Recent Financial Results
Revenue of Processing Business Unit

(i) In Other Asia Markets

     During the three and six months ended June 30, 2008, the Processing Business Unit in Other Asia Markets, which currently comprises of all the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of this Report), and Asia Payment Systems (Hong Kong) Ltd. in Hong Kong reported a net revenue of $122,438 and $262,865 respectively, as compared to $ 139,510 and $287,994, respectively, recorded for the corresponding three and six months ended June 30, 2007, a decrease of 12% and 9%, respectively . During the three and six months ended June 30, 2008, the Processing Business Unit in Other Asia Markets recorded total cost of services of $ 28,086 and $51,112, respectively, as compared to $ 37,900 and $82,831, respectively, for the corresponding three and six months ended June 30, 2007, a decrease of approximately 26 % and 38% respectively, thereby generating a gross profit of $ 94,352 and $211,753 for the respective current periods as compared to $ 101,610 and $205,163 for the corresponding periods in 2007, a decrease of 7% and an increase of 3%, respectively. The gross margin for this business unit in Other Asia Markets for the three and six months ended June 30, 2008 was 77% and 81%, respectively, as compared to 73 % and 71%, respectively, for the corresponding three and six months ended June 30, 2007. The improvement of the gross margin was due to the lower cost of service incurred by Cardtrend Systems Sdn. Bhd.

(ii) China Market

     During the three and six months ended June 30, 2008, the Processing Business Unit in China Market which currently comprises only Asia Payment Systems (China) Co. Ltd., recorded a total net revenue of $77,819 and $200,311, respectively, the corresponding cost of services was $17,630 and $87,310, respectively, thereby generating a gross profit of $60,189 and 113,001, respectively, giving rise to a gross margin of 77% and 56%, respectively. The Processing Business Unit in China Market did not record any revenue during the three and six months ended June 30, 2007 as it was in a pre-operating state.

Revenue of Prepaid Business Unit

(i) In Other Asia Markets

     During the three and six months ended June 30, 2008, the Prepaid Business Unit in Other Asia Markets, which currently comprises two subsidiaries of ours in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd., and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $191,020 and $447,595, respectively, the corresponding total cost of the prepaid products was $188,188 and $440,946, respectively, thereby generating a gross profit of $2,832 and $6,649, respectively, a gross margin of approximately 1.5% and 1.5%, respectively . During the corresponding periods ended June 30, 2007, the net revenue for this Prepaid Business Unit in Other Asia Market was $158,873 and $476,384, respectively, and the cost of the prepaid products was $156,320 and $468,581, respectively, thereby generating a gross profit of $2,553 and $7,803, respectively, a gross margin of approximately 1.6 % and 1.6%, respectively. The decrease of the net revenue for the three and six months ended June 30, 2008 over that of the corresponding periods in 2007 was due to overall market increase in cost of airtime.

ii) China Market

     As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market. The Company plans to do so as soon as the Company has available funds to conduct such business in conjunction with the Company’s strategic alliance partner, Global Uplink Communications Ltd. in Guangzhou.

Cards Business Unit

(i) In Other Asia Markets

     During the three and six months ended June 30, 2008, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty-rewards cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, in both of which we have a 20% equity, continued to incur losses and did not declare any dividend. The accumulated losses of these two associated companies as at the end of the current two periods exceeded the balance of our investments of $1 and $105,263, respectively. Hence, this Business Unit did not report any share of losses or income for these reporting periods and the corresponding periods in 2007. As we have not been issued with any share of the common stock of Interpay Co. Ltd., a company incorporated in Mongolia which Asia Payment Systems (HK) Ltd., our wholly owned subsidiary in Hong Kong, is supposed to subscribe for 50% of the proposed paid up capital of $500,000, we have not recorded any share of the losses suffered by such company for this reporting period. Interpay Co. Ltd. did not exist as at June 30, 2007.

(ii) In China Market

     As of the date of this Report, the Company has not begun to conduct Cards Business in China. The revenue generated from the processing of BP Card, a loyalty card issued in conjunction with Global Uplink Communications Ltd. in Guangzhou, China, was recorded under the Processing Business Unit in China Market.

Consolidated Revenues and Operating Expenses

     On a consolidated basis, the Company recorded total net revenue of $ 391,277 and 910,771 for the three and six months ended June 30, 2008, respectively, as compared to $ 298,383 and $ 764,378 for the same corresponding periods ended June 30, 2007, respectively, an increase of 31% and 19%, respectively. The corresponding total costs of goods sold and services rendered for the three and six months ended June 30, 2008 was $ 233,904 and $579,368, respectively, as compared to $ 194,220 and $551,412, for the same corresponding period ended June 30, 2007, respectively. Hence, the total gross profits of the Company for the three and six months ended June 30, 2008 was $ 157,373 and $331,403, respectively, producing a gross margin of approximately 40 % and 36%, respectively, as compared to $ 104,163 and $ 212,960, producing a gross margin of 35 % and 28%, for the same corresponding periods ended June 30, 2007, respectively, an increase of 51% and 56%, respectively. The improvement of the net revenue was due to revenue generated by Asia Payment Systems (China) Co. Ltd. which did not generate any revenue during the corresponding periods ended June 30, 2007.

     The Company incurred total operating expenses of approximately $989,282 and $1,961,189 for the three and six months ended June 30, 2008, respectively, as compared to $654,690 and $ 1,290,916 for the same corresponding periods ended June 30, 2007, respectively, an increase of $334,592 (or 51%) and $ 670,273 ( or 52%), respectively. The increase of operating expenses was primarily contributed by the increase in the operating expenses in Asia Payment Systems (China) Co. Ltd. which had begun its business in China in November 2007.

     Financing expense for the three-month and six-month periods ended June 30, 2008 was approximately $73,990 and $642,546, respectively, as compared to a net interest income of $4,603 and a net interest expense of $305, respectively for the same corresponding periods in 2007, an increase of 1,707% and 210,571%, respectively. This expense incurred resulting mainly from discount of $67,490 and $638,433 on convertible on-demand loans amounting to $387,318 and $1,272,318 unconverted/unredeemed (outstanding) during the three-month and six-month periods ended June 30, 2008, respectively, and there was nil discount (because the convertible loanholders agreed not to convert any loan until the authorized share capital had been increased to 250 million shares which did not materialise on or before 30th June 2007) on convertible on-demand loans amounting to $405,000 during the same corresponding periods in 2007, respectively. All the convertible loans bear an interest rate of 10% per annum. The lenders of the loans obtained during the three-month period ended June 30, 2007 would have the option to convert any money advanced and/or interest in arrears into Units priced at between $0.03 to $0.048 per share of the Company’s common stock within 12 months from the effective date of the respective loans. The Unit prices for the loans obtained during the three months ended March 31, 2008 ranged between $0,04 to $0.048 per share. The Unit prices for the loans obtained during the three months ended June 30, 2007 and three months ended March 31, 2007 were all at $0.031. Each Unit would consist of one restricted common share and one three-year warrant at two times the price of the Unit. During the three months ended June 30, 2008, the Company recorded the intrinsic value of the beneficial conversion feature of the convertible loans obtained during the periods amounting to $147,047 and $3,900 for warrants and beneficiary features, respectively, totaling $150,947. During the six months ended June 30, 2008, the Company recorded the intrinsic value of the beneficial conversion feature of the convertible loans obtained during the said period amounting to $159,547 and $98,690or warrants and beneficiary features, respectively, totaling $258,237. Prior to July 24, 2007, the Company did not record any intrinsic value of the beneficial conversion feature of the convertible loan s obtained prior to that date because the conversion can not take place until the authorized shares of the Company’s common stock have been effectively increased to 250,000,000 authorized shares and that the conversion price can not be determined until conversion takes place. On 27 th August, 2007 when the said loans were converted into Units at $0.031, the Company recorded intrinsic values amounting to nil and $405,462 for warrants and beneficiary features, respectively, totaling to $405,462

     During the three-month and six-month periods ended June 30, 2008 and 2007, the Company did not issue any common stock for consulting service. For the three months ended June 30, 2008, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount $168,103 , and to consultants in the amount of $101,171, a total of $269,274, as compared to $78,913, $168,695 and $247,608, respectively, expensed for the corresponding three months ended June 30, 2007. For the six months ended June 30, 2008, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount $333,880, and to consultants in the amount of $208,426, a total of $542,306, as compared to $172,673, $339,041 and $511,714, respectively, expensed for the corresponding six months ended June 30, 2007

     Net loss for the three months ended June 30, 2008 was $905,899, as compared to $351,406 for the corresponding three months ended June 30, 2007, an increase of $554,493 (or 158%). This was mainly due to increase in selling general and administration expenses incurred in China. The comprehensive loss for the three months ended June 30, 2008 was $880,338, as compared to $321,941 for the corresponding three months ended June 30, 2007, an increase of $558,397 (or 173%). Net loss for the six months ended June 30, 2008 was $2,272,332, as compared to $741,421 for the corresponding six months ended June 30, 2007, an increase of $1,530,911 (or 206%). This was mainly due to increase in selling general and administration expenses incurred in China. The comprehensive loss for the six months ended June 30, 2008 was $2,235,409, as compared to $719,802 for the corresponding six months ended June 30, 2007, an increase of $1,515,607 (or 211%).

Liquidity and Capital Resources

     As of June 30, 2008, the Company had cash of $22,534, as compared to the ending cash balance at of December 31, 2007 in the amount of $211,603, a decrease of $189,069 (or 89%).

     Net cash used in operating activities was $702,801 for the six months ended June 30, 2008, compared to $369,397 for the same corresponding period in 2007. The increase in net cash used in operations was mainly for settlement of professional fees and operating expenses.

     Net cash provided by investing activities was $8,333 for the six months ended June 30, 2008, compared to net cash used of $107,877 for the same corresponding period in 2007.

     Net cash provided by financing activities was $468,476 for the six months ended June 30, 2008, compared to $225,564 for the corresponding period in 2007. The cash was mainly obtained from issuance of convertible promissory notes which were used to fund the operating activities.

     As of June 30, 2008, total current liabilities exceeded total current assets by $1,119,097 compared to $757,791 at December 31, 2007. Shareholders, directors and related party advances comprise $312,744 of the current liabilities at June 30, 2008, compared to $228,293 at December 31, 2007. As of June 30, 2008, the current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd, and $6,704 owing to a Malaysian leasing company. The loan from Shandong Hengtong Chemical Industrial is non-interest bearing and no fixed term of repayment, due upon demand.

Goodwill Review Process

     The management prepared a goodwill impairment test for the year ended December 31, 2007, and resulted that the fair value exceeded the carrying value of goodwill. Therefore no impairment loss was recognized for the year ended December 31, 2007. The Company reviewed the goodwill impairment test at the end of March 2008 and June 2008, and determined that there was no impairment loss to be recognized for the three and six months ended June 30, 2008. The fair value of goodwill was determined by using a combination of discounted cash flow (DCF) method and price-earning (PE) method. The management will closely review the profit forecast and the DCF and PE calculations on a quarterly basis. (Please see Exhibit 99.1 for the report on goodwill impairment test).

Financial Condition

     As of June 30, 2008, the Company’s consolidated cash and cash equivalents totaled $22,534. The Company has insufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

     The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of June 30, 2008, the Company had a working capital deficit of $ 1,119,097 and an accumulated deficit of $ 16,785,469 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the

Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

     The following summarizes significant contractual obligations of the Company as of June 30, 2008, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

     The expected issuance before the end of August 2008 of 7 million shares of the common stock of the Company to the shareholders of SMS Biz Sdn. Bhd. for the acquisition of their entire shareholdings in SMS Biz Sdn. Bhd. pursuant to the Share Exchange Agreement dated January 21, 2008 entered into between the Company and the shareholders of SMS Biz Sdn. Bhd., which, the Company believes, will not have any impact on the Company’s liquidity and cash flow in the future periods.

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

ITEM 4.     CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

      Changes in Internal Control We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None.

ITEM 1A.   RISK FACTORS

Risks Related To Our Business:

     1. We require additional financing to be able to meet our China subsidiary’s working capital.

     We plan to continue to seek funding for our China subsidiary’s working capital through convertible and other loans. However, should the loans be not available in the near-term, our Chinese subsidiary, Asia Payment Systems (China) Co. Ltd., will have to curtail the growth of the BPO and DPO services businesses as well as the growth of our BP card business in Guangzhou. This will slow down the revenue growth of APS for the year 2008.

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

      6. If we are unsuccessful in improving the profitability of our Prepaid Business, our operating result will be adversely affected

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

Risks Related To Our Common Stock:

      1. We do not plan to pay cash dividends and shareholders may not receive any return on their investment.

     We do not plan to pay cash dividends on our common stock in the foreseeable future. Future dividends will depend on earnings, if any, our financial requirements and other factors beyond our control.

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

     As at June 30, 2008, there are about 40 million warrants exercisable at strike prices between $0.062 to $2.00, with a majority of them at the lower price range. The holders of some of our warrants have up to four years from their issuance date to exercise their warrants. As at June 30, 2008, there are options granted to employees, officers, directors and consultants to purchase about 16.85 million shares of our common stock at strike price s of between $0.05 to $0.30. Exercise of these warrants and options may cause dilution in the interests of other shareholders as a result of the additional shares of common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants and options could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

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

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2008.

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