Form 10-Q
period 2008-09-30
CARDTREND INTERNATIONAL INC.
filed 2008-11-14
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTOF 1934

Commission file number 000-30013

CARDTREND INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

800 5 th Avenue
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,828,136 as of October 31, 2008.

TABLE OF CONTENTS
CARDTREND INTERNATIONAL INC.
(FORMERLY ASIA PAYMENT SYSTEMS, INC.)
		ITEM Description	Page

PART I – FINANCIAL INFORMATION

1.		Financial Statements	-3-
		Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	F -1
Condensed Consolidated Statements of Operations and Comprehensive
		Three Months and Nine Months Ended September 30, 2008 and 2007	F -2
Condensed Consolidated Statement of Cash Flows for the Nine Months
		Ended September 30, 2008 and 2007	F -3
Condensed Consolidated Statement of Stockholders’ Equity for the Nine
		Months Ended September 30, 2008	F -4
		Notes to Condensed Consolidated Financial Statements	F -5 to F-34
2.		Management’s Discussion and Analysis of Financial Condition and Results
		Operations	-37-
3.		Quantitative and Qualitative Disclosure About Market Risk	-45-
4.		Controls and Procedures	-45-

PART II - OTHER INFORMATION
1.		Legal Proceedings	-45-
1	A.	Risk Factors	-45-
2.		Unregistered Sales of Equity Securities and Use of Proceeds	-46-
3.		Defaults Upon Senior Securities	-46-
4.		Submission of Matters to A Vote of Security Holders	-46-
5.		Other Information	-46-
6.		Exhibits	-46-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in United States Dollars (“$”), except for number of shares)
(Unaudited)

	September	December
	30, 2008	31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,491	$211,603
Accounts receivable, net	126,667	521,625
Accounts receivable, related party	219,452
Inventories	3,593	2,716
Other receivables and prepayments	49,483	29,135

Total current assets	425,686	765,079

Plant and equipment, net	400,480	555,489
Goodwill	6,283,915	5,961,793
Intellectual property, net	308,333	383,333
Other assets and deposits	25,151	25,039

TOTAL ASSETS	$7,443,565	$7,690,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,432	$526,919
Deferred revenue	195,573	7,488
Accrued liabilities and other payables	816,855	637,829
	-	-
Loan payable	340,908	108,679
Due to related parties	391,001	228,293
Convertible loan payable, net of unamortized discount of $0 and
$576,986 as of September 30, 2008 and December 31, 2007	789,041	223,014

Total liabilities	2,552,810	1,732,222

Stockholders’ equity:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value,
0 and 6,000,000 issued and outstanding as of September 30, 2008 and
December 31, 2007	-	6,000
Common stock, 250,000,000 authorized common shares of $0.001 par value,
162,828,136 and 82,408,276 shares issued and outstanding as of
September 30, 2008 and December 31, 2007	162,818	82,408
Additional paid-in capital	22,817,736	21,269,252
Deferred compensation	(720,000)	(977,563)
Accumulated deficit	(17,454,798)	(14,513,137)
Accumulated other comprehensive income	84,999	91,551

Total stockholders’ equity	4,890,755	5,958,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,443,565	$7,690,733

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

	Three months ended		Nine months ended September
	September 30,		30,
	2008	2007	2008	2007
REVENUE, NET
Sales	$180,668	$447,336	$891,128	$1,211,714
Sales, related party	267,103	-	467,414	-
Total revenues, net	447,771	447,336	1,358,542	1,211,714
COST OF REVENUE	(239,219)	(269,388)	(818,587)	(820,800)
GROSS PROFIT	208,552	177,948	539,955	390,914
OPERATING EXPENSES:
Depreciation and amortization	(88,244)	(53,270)	(230,009)	(147,348)
Stock based compensation	(176,525)	(363,626)	(718,831)	(875,340)
Consulting and management service fee, related party	(10,482)	(18,000)	(37,642)	(54,000)
Selling, general and administrative expenses	(519,264)	(369,540)	(1,769,222)	(1,018,663)
Total operating expenses	(794,515)	(804,436)	(2,755,704)	(2,095,351)
LOSS FROM OPERATIONS	(585,963)	(626,488)	(2,215,749)	(1,704,437)
OTHER INCOME (EXPENSES):
Change in value of derivative liability	-	35,451	-	348,402
Amortization of debt discount	(64,607)	(448,202)	(693,040)	(448,202)
Interest income	3,291	-	6,847	-
Interest expense	(22,050)	(21,404)	(39,719)	(21,709)
LOSS BEFORE INCOME TAXES AND MINORITY	(669,329)	(1,060,643)	(2,941,661)	(1,825,946)
INTEREST
Income tax expense	-	-	-	-
Minority interest	-	10,905	-	34,788
NET LOSS	(669,329)	(1,049,738)	(2,941,661)	(1,791,158)
Other comprehensive loss:
- Foreign currency translation gain	(43,475)	20,700	(6,552)	42,930
COMPREHENSIVE LOSS	(712,804)	(1,029,038)	(2,948,213)	(1,748,838)
Net loss per share – basic and diluted	(0.00)	(0.02)	(0.02)	(0.04)
Weighted average shares outstanding – basic and diluted	146,370,532	52,824,465	125,157,438	49,961,936

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in United States Dollars (“$”))
(Unaudited)
	Nine months ended
	September 30,	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,941,661)	$(1,791,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	-	(34,866)
Depreciation and amortization	230,009	147,978
Common stock issued for consulting services	21,000	-
Stock based compensation	697,831	875,340
Change in derivative liabilities	-	(348,402)
Allowance for doubtful accounts	5,782	18,630
Amortization of debt discount	693,040	448,202
Changes in discount on convertible loans	(116,054)	-
Changes in operating assets and liabilities:
Accounts receivable	(26,022)	(206,283)
Other receivables and prepayments	(2,196)	(45,545)
Inventories	(877)	(4,275)
Accounts payable	(311,741)	211,910
Accrued liabilities and other payables	767,068	(26,814)
		-
Deferred revenue	188,085	3,720

Net cash used in operating activities	(795,736)	(751,563)

Cash flows from investing activities:
Purchase of plant and equipment	-	(151,290)
Payment to other assets and deposits	-	(242,067)

Net cash used in investing activities	-	(393,357)

Cash flows from financing activities:
Proceeds from related parties	162,708	16,133
Proceeds from convertible loans	457,625	805,000
(Repayment of) / proceeds from loan payable	(3,157)	10,994

Net cash provided by financing activities	617,176	832,127

Effect of exchange rate changes on cash and cash equivalents	(6,552)	42,320

NET CHANGE IN CASH AND CASH EQUIVALENTS	(185,112)	(270,473)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,603	343,262

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,491	$72,789
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$769	$571

SUPPLEMENTAL DISCLOSURE FOR NON CASH
INVESTING AND FINANCING ACTIVITIES
Common stock issued in exchange for debts	$226,788	$771,218
Common stock issued for acquisition of subsidiaries	$105,000	$-
Common stock issued for convertible loans	$722,112	$-
Goodwill on acquisition of subsidiaries	$322,122	$-
Reclassification of derivative liability	$-	$318,087

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock
							Accumulated
					Additional		other		Total
					Paid-in	Deferred	comprehensive	Accumulated	Shareholders’
	No. of shares	Amount	No of shares	Amount	capital	compensation	income	Deficit	Equity

Balance as of January 1, 2008	6,000,000	$6,000	82,408,276	$82,408	$21,269,252	$(977,563)	$91,551	$(14,513,137)	$5,958,511
Conversion of Series A preferred
stock into common stock	(3,500,000)	(3,500)	17,500,000	17,500	(14,000)	-	-	-	-
Conversion of Series B preferred
stock into common stock	(2,500,000)	(2,500)	25,000,000	25,000	(22,500)	-	-	-	-
Cancellation due to over-payment
of debts	-	-	(114,803)	(115)	(8,213)	-	-	-	(8,328)

Common stock issued in
exchange of debts	-	-	3,023,119	3,023	148,132	-	-	-	151,155
Common stock issued for
convertible loans	-	-	17,133,263	17,134	704,978	-	-	-	722,112

Cancellation due to termination
of contract	-	-	(562,500)	(563)	(33,188)	33,751	-	-	-

Common stock issued for
Compensation on early
termination	-	-	9,330,781	9,331	66,302	-	-	-	75,633
Common stock issued for
Services	-	-	2,100,000	2,100	18,900	-	-	-	21,000
Common stock issued for
Acquisition	-	-	7,000,000	7,000	98,000	-	-	-	105,000
Stock based compensation	-	-	-	-	474,017	-	-	-	474,017
Amortization of deferred
compensation	-	-	-	-	-	223,812	-	-	223,812

Beneficial conversion feature	-	-	-	-	116,056	-	-	-	116,056
Net loss for the period	-	-	-	-	-	-	-	(2,941,661)	(2,941,661)
Foreign currency translation
Adjustment	-	-	-	-	-	-	(6,552)	-	(6,552)
Balance as of September 30, 2008	-	$-	162,818,136	$162,818	$22,817,736	$(720,000)	$84,999	$(17,454,798)	$4,890,755
See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ending September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2. ORGANIZATION AND BUSINESS BACKGROUND

Cardtrend International Inc. ("CDTR") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003.

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

On September 8, 2008, the Company completed the acquisition of SMS Biz Sdn. Bhd. (“SMS BIZ”), including its wholly owned subsidiary, KB Reload Sdn. Bhd. (“KB Reload”), pursuant to the Share Exchange Agreement (the “SEA”) entered into with the shareholders of SMS BIZ, Yap Kit Chuan (“YAP”) and Chua Tong Ling (“CHUA”) and issued 7,000,000 shares restricted common stocks in exchange for all issued and fully paid up shares of SMS BIZ. SMS BIZ is engaged in the issuance of prepaid and postpaid IDD call cards in Malaysia.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

Details of the Company’s subsidiaries are described below:

Place of
	incorporation	Principal activities	Particulars of issued/	Effective
	and kind of	and place of	registered share	interest
Name	legal entity	operation	capital	Held

Asia Payment Systems	Hong Kong, a	Provision of data &	100 issued shares of	100%
(HK) Limited	limited liability	business processes	common stock of HK$1
(“APSHK”)	Company	outsourcing services	each

Asia Payment Systems	PRC, a limited	Provision of data & business	US$800,000	100%
(China) Company	liability company	processes outsourcing
Limited		services & issuance of
(“APS China”)		Payment & loyalty cards.

Global Uplink	Hong Kong, a	Marketing of business	10,000 issued shares of	100%
Limited (“GUL HK”)	limited liability	processes outsourcing	common stock of HK$1
	Company	services in Hong Kong	each

Asia Payment Systems	Singapore, a	Dormant	20 issued shares of	100%
Pte Ltd. (“APS	limited liability		common stock S$1 each
Singapore”)	Company

Welway Development	Hong Kong, a	Dormant	100,000 issued shares of	100%
Limited (“WDL”)	limited liability		common stock
	Company		HK$1 each

Cardtrend Systems Sdn.	Malaysia, a	Provision of IT solution	700,000 issued shares of	100%
Bhd. (“Cardtrend	limited liability	for payment cards and	common stock of
Systems”)	Company	loyalty cards in Asia and	MYR 1 each
Middle East regions.

Interpay International	British Virgin	Holding company of	100 issued shares of	100%
Group Limited (“IIG”)	Islands, a limited	Interpay’s group of	common stock US$1
	liability company	companies in Asia	each

Interpay International	British Virgin	Franchising/licensing	100 issued shares of	100%
Franchising Ltd. (“IIF”)	Islands, a limited	of payment card &	common stock of US$1
	liability company	loyalty card products.	Each

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

Interpay International	British Virgin	Provision of management	100 issued shares of	100%
Associates Ltd. (“IIA”)	Islands, a limited	and technical services	common stock US$1
	liability company	for payment cards and	each
loyalty cards.

Interpay International	British Virgin	Holding company of	100 issued shares of	100%
Resources Ltd. (“IIR”)	Islands, a limited	joint venture payment	common stock US$1
	liability company	Cards and loyalty cards	each
companies in Asia.

Interpay Asia Sdn. Bhd.	Malaysia, a	Provision of general	2 issued shares of	100%
(“IA”)	limited liability	and financial management	common stock of MYR
	company	services for Cardtrend	1 each
International group.

Interpay International M -	Singapore, a	Dormant	2 issued shares of	100%
Commerce Pte. Ltd.	limited liability		common stock of SGD$1
(“IIM”)	company		each.

Interpay International	Singapore, a	Holding company of	2 issued shares of	100%
Airtime Pte. Ltd.	limited liability	joint venture prepaid	common stock of SGD$1
(“IIAT”)	company	companies in Asia.	each.

Etop Services (Malaysia)	Malaysia, a	Distribution of third	200,000 issued shares of	60%
Sdn. Bhd. (“Etop	limited liability	parties’ prepaid	60% common stock of
Malaysia”)	company	products and services	MYR 1 each, and
		electronically	1,020,000 issued shares
		through its network	of preferred stock of
		of dealers in Malaysia	MYR 1 each.

Payment Business	Malaysia, a	Distribution of	2 issued shares of	100%
Solutions Sdn. Bhd.	limited liability	prepaid IDD call	common stock of MYR
(“PBS”)	company	Cards in Malaysia	1 each.

SMS Biz Sdn. Bhd.	Malaysia, a	Issuance of prepaid and	1,041,000 issued shares of	100%
(“SMS Biz”)	limited liability	postpaid IDD call cards	Common stock of MRR
	company	In Malaysia	1 each.

KB Reload Sdn. Bhd. (“KB	Malaysia, a limited	Issuance of prepaid and postpaid	10,000 issued shares of
Reload”)	liability company	IDD call cards in Malaysia	common stock of MYR 1	100%
each.

All the companies above are collectively referred as “ the Company ”.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE 3. GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended September 30, 2008, the Company incurred a net loss of $2,941,661 and generated a negative cash flow of $795,736 from operating activities. At September 30, 2008, the Company had a working capital deficiency of $2,127,124 and the accumulated deficits of $17,454,798. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates
In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

Principles of consolidation
The condensed consolidated financial statements include the financial statements of CDTR and its subsidiaries.

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
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
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

Accounts receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of September 30, 2008 and December 31, 2007, allowance for doubtful accounts balance for trade receivables was $12,163 and $6,381, respectively.

Inventories
Inventories are recorded at the lower of cost or market value using the first-in-first-out method. As of September 30, 2008 and December 31, 2007, inventories were $3,593 and $2,716, respectively.

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

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

For the nine months ended September 30, 2008, the Company tested for impairment in accordance with the SFAS 142 and no impairment charge was required.

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

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2008.

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

The reporting currency of the Company is United States dollar ("US$"). The functional currency of the Company's subsidiaries operating in Hong Kong is Hong Kong dollars ("HKD") and its financial records are maintained and its statutory financial statements are prepared in HKD. The functional currency of the Company's subsidiaries established in the PRC is Renminbi Yuan ("RMB") and its financial records are maintained and its financial statements are prepared in RMB. The functional currency of the Company's subsidiaries established in Singapore is Singapore dollars ("SGD") and its financial records are maintained and its financial statements are prepared in SGD. The functional currency of the Company's subsidiaries established in Malaysia is Malaysian Ringgit ("MYR") and its financial records are maintained and its financial statements are prepared in MYR.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

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

Translation of amounts from the local currency of the Company’s subsidiaries into US$ has been made at the following exchange rates for the respective period:

	September 30, 2008	September 30, 2007
Period end HKD : USD exchange rate	7.770	7.776
Average period HKD : USD exchange rate	7.798	7.811
Period end RMB: USD exchange rate	6.855	7.518
Average period RMB: USD exchange rate	6.999	7.676
Period end MYR: USD exchange rate	3.453	3.407
Average period MYR: USD exchange rate	3.264	3.475
Period end SGD: USD exchange rate	1.431	1.486
Average period SGD: USD exchange rate	1.391	1.525

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, amount due from a stockholder, prepayments and deposits, loan payable, other payables and accrued liabilities and income tax payable.

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

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

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

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
 (Unaudited)

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

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE 5   ACQUISITION OF SMS BIZ SDN. BHD.

On September 8, 2008, the Company completed the acquisition of SMS Biz Sdn. Bhd. (“SMS BIZ”), including its wholly owned subsidiary, KB Reload Sdn. Bhd. (“KB Reload”), pursuant to the Share Exchange Agreement (the “SEA”) entered into with the shareholders of SMS BIZ, Yap Kit Chuan (“YAP”) and Chua Tong Ling (“CHUA”) and issued 7,000,000 shares restricted common stocks in exchange for all issued and fully paid up shares of SMS BIZ. SMS BIZ is engaged in the issuance of prepaid and postpaid IDD call cards in Malaysia.

The acquired assets and assumed liabilities of SMS BIZ were recorded at their carrying value of $230,247 and $447,369, respectively at the date upon SMS BIZ, YAP and CHUA delivered all the required deliveries as stated in the SEA to the Company (the “Closing Date”). The accounting date of the acquisition was August 31, 2008 and was accounted for under the purchase method. The fair value of $105,000 of the restricted common stocks issued to YAP and CHUA was based on the average quoted market price of the common stock on the Closing Date plus the three trading days before and after the Closing Date. Goodwill of $322,122 was resulted as the purchase consideration exceeded the carrying value of the net liabilities acquired. Prior to the signing of the SEA, the Company performed a purchase price determination using a combination of discounted cash flow method and price-earning method.  It was determined that the fair value of SMS BIZ exceeded the purchare price of 100% of the interest of SMS Biz based on the Company's expectation of a net present value based on a discount of 18% per annum and a price earning of 8 for the type of industy SMS Biz is in. The Company will perform a goodwill impairment test within the first year after the closing of the acquisition depending on the economic and business conditions SMS Biz will then be facing.

The results of operating loss of SMS BIZ of $17,471 have been included in the accompanying financial statement for the nine months ended September 30, 2008 since the date of the acquisition of the controlling interest. The disclosure of proforma information for financial reporting purposes will be available either when its audited financial statement of SMS BIZ is filed on Form 8-K no later than 71 calendar days after the date that the initial report on Form 8-K or on Form 10-K for the fiscal year ending December 31, 2008.

NOTE 6. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that an allowance for doubtful accounts of $12,163 and $6,381 is required as of September 30, 2008 and December 31, 2007.

NOTE 7. PLANT AND EQUIPMENT, NET

As of September 30, 2008 and December 31, 2007, plant and equipment, net, consisted of office equipment and renovation with an  aggregate cost of $400,480 and $555,489, respectively.

Depreciation expense for the three months ended September 30, 2008 and 2007 were $63,244 and $28,270 respectively.

Depreciation expense for the nine months ended September 30, 2008 and 2007 were $155,009 and $72,348 respectively.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
 (Unaudited)

NOTE 8. GOODWILL

Goodwill represented the difference between the aggregate consideration paid for the acquisition and the fair value of the net tangible and intangible assets of SMS BIZ in September 2008, GUL HK during 2007 and Cardtrend Systems and IIG group of companies during 2006.

On September 8, 2008, the Company acquired all the shares of SMS BIZ in exchange for the issuance of 7,000,000 shares restricted common stock of the Company and a goodwill of $322,122 was recorded.

On October 31, 2007, the Company’s subsidiary in Hong Kong, APS HK, completed its acquisition of GUL HK. APS HK paid a total cash consideration of approximately $64,061 (equivalent to HK$500,000) for the acquisition. The total cash consideration is attributed to goodwill as there was no net asset value in GUL HK as of the date of completion. GUL HK is engaged in the provision of marketing of data and business processes outsourcing services and issuance of payment cards and loyalty cards in the mainland China.

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

For the nine months ended September 30, 2008, the management of the Company evaluated the recoverability of  the goodwill using a combination of discounted cash flow method and price-earning method to determine the fair value of GUL HK, Cardtrend Systems and IIG group. The tests resulted that the fair value of GUL HK, Cardtrend Systems and IIG group exceeds the carrying value of goodwill and therefore no impairment is recognized for the nine months ended September 30, 2008.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE 9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

September 30, 2008		December 31, 2007
		(Audited)

Accrued expenses	$287,810	$205,577
Other tax payables	2,999	1,064
Salaries and expenses owed to	181,816	62,486
employees
Other payables	344,230	368,702

	$816,855	$637,829

Other payables consisted of temporary advances from independent third parties with no interest bearing, unsecured and has no fixed terms of repayment.

NOTE 10. INCOME TAX

For the nine months ended September 30, 2008 and 2007, the local (“U.S.”) and foreign components of loss from operations before income taxes and minority interest were comprised of the following:

	Nine months ended September 30,
	2008	2007
Tax jurisdictions from:
- local	$(1,954,470)	$(1,528,431)
- foreign	(987,191)	(297,515)

Loss before income taxes and minority
interest	$(2,941,661)	$(1,825,946)

For the nine months ended September 30, 2008 and 2007, no provision for income tax has been made as the Company did not have any assessable profits for the period.

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

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

United States of America

CDTR is registered in the State of Nevada and is subjected to the United States of America tax law.

As of September 30, 2008, the U.S. operation had $1,954,470 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019. The Company has provided for a full valuation allowance of $664,520 for future tax benefits from net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

As of September 30, 2008 and December 31, 2007, the Hong Kong profits tax rate was 16.5% and 17.5%, respectively. For the nine months ended September 30, 2008 and 2007, no Hong Kong profits tax has been provided for as the Company’s subsidiaries operating in Hong Kong incurred an operating loss of $1,202 and $26,500, respectively.

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

For the nine months ended September 30, 2008 and 2007, no provision for corporate income tax has been made as APS China incurred an operating loss of $933,982 and $106,652 respectively.

Singapore

Pursuant to the Singapore Income Tax Laws, the Corporate Income Tax is at a statutory rate of 20%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted. No provision for Singapore Corporate Income Tax has been made as the subsidiaries operating in Singapore incurred an operating loss of $454 and $3,252 respectively for the nine months ended September 30, 2008 and 2007.

Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 26%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiaries operating in Malaysia incurred an operating loss of $51,553 and $117,890 respectively, for the nine months ended September 30, 2008 and 2007.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

British Virgin Island

Under the current BVI law, those BVI subsidiaries are not subject to tax on income. For the nine months ended September 30, 2008 and 2007, the Company’s subsidiaries incurred a loss from operations of $0 and $43,221 respectively.

NOTE 11. CAPITAL STOCK

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

As of September 30, 2008, there was no issued and outstanding preferred stock.

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

On January 22, 2008 and February 1, 2008, an aggregate of 11 convertible loans with a total value of $722,112 were converted into equity for 17,133,263 shares of commons stock of the Company upon their maturities. For the nine months ended September 30, 2008, there was no conversion of convertible loan into common stock (See Note 143).

On May 20, 2008, 562,500 shares of common stock valued at $33,751 were cancelled due to termination of a contract with a consulting services firm.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

On August 31, 2008, the Company issued 1,931,900 shares of free trading common stock value at $38,638 for the compensation of three months salaries for an early termination of an employee (See Note 12).

On September 8, 2008, the Company issued 7,000,000 shares of restricted common stock valued at $105,000 for the exchange of all issued and fully paid up shares of SMS BIZ (See Note 5).

On September 12, 2008, the Company issued 2,100,000 shares of restricted common stock at a market fair value of $0.01 per share for the consulting services rendered (See Note 12).

On September 19, 2008, the Company issued 3,696,938 shares of restricted common stock valued at $18,485 for the compensation of early termination to an employee (See Note 12).

On September 22, 2008, the Company issued 3,701,943 shares of restricted common stock valued at $18,510 for a partial compensation of early termination to an employee (See Note 12).

On September 23, 2008, the Company cancelled 31,891 shares of common stock valued at $2,328 due to a clerical error from the overpayment of salary to a former employee.

As of September 30, 2008 the Company has 162,818,136 shares of common stock issued and outstanding. .

NOTE 12. STOCK BASED COMPENSATION

(a) Options

In 2004, 2005 and 2007, the Company approved non-qualified incentive stock option plans (the "2004 Plan", the “2005 Plan” and the “2007 Plan”, or collectively, the “Registered Option Plans”) for the benefit of employees or other persons associated with the Company. In accordance with the 2004 Plan, 2005 Plan,and 2007 Plan, the Company is authorized to grant stock options for the purchase of 5,000,000, 5,000,000 and 25,000,000 unrestricted shares of common stock, respectively. The Company decided to enact an unregistered stock option plan in 2006 to accommodate stock options granted outside of the Registered Option Plans for the benefit of employees and persons associated with the Company to purchase restricted shares of common stock (“2006 Unregistered Plan”).

On April 7, 2008, Ms. Katherine YL Tung, Secretary & Treasurer of the Company was granted an option under the 2007 Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share, with a vesting provision of 25,000 shares at the end of every three months commencing from April 1, 2008 for a one year term. The fair value of these options amounting to $2,100 were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 234%; (3) risks free interest rates of 1.72%; (4) expected lives of 1 year; and (5) at a market price $0.03. The fair value will be amortized and expensed over one year, the contract period for the provision of the said administrative services.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

On August 5, 2008, the Company granted an option under the 2006 Unregistered Option Plan to four employees and four directors each to purchase 300,000 restricted shares of the Company’s common stock at an exercise price of $0.02 per share, with a vesting provision of 25,000 shares and 75,000 shares for employees and directors, respectively at the end of every three months commencing from September 30, 2008 for a one year term. The fair value of these options amounting to $40,800 were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 236%; (3) risks free interest rates of 2.26% to 2.83%; (4) expected lives of 3 years; and (5) at a market price $0.02.

On August 31, 2008, the Company granted options under the 2004 Plan, 2005 Plan and 2007 Plan to a former employee to purchase 683,000 shares, 250,000 shares and 998,900 shares, respectively of the Company’s common stock at an exercise price of $0.02 per share to compensate the early termination. The former employee immediately exercised all the options on the same day (See Note 11).

On September 5, 2008, a group of officers and directors of the Company voluntarily cancelled an aggregate amount of options of 8,150,000 shares (including those shares which were vested and unexercised) under 2007 Plan which the Company granted at an exercise price ranging from $0.08 to $0.10 per share on February 26, 2007. On the same day, the Company granted those officers and directors an option each under the 2006 Unregistered Plan to purchase an aggregate of 8,150,000 shares restricted common stock of the Company at an exercise price of $0.02 per share.

On September 5, 2008, the Company adjusted the exercise price of an aggregate amount of options of 5,850,000 shares under the 2007 Plan which granted to 12 middle management employees of the Company on February 26, 2007 from ranging $0.08 to $0.10 per share to $0.02 per share.

On September 12, 2008, the Company granted options under the 2007 Plan to a consultant to purchase 2,100,000 shares restricted common stock of the Company at an exercise price of $0.001 per share for the six months consulting services to be rendered commencing from September 12, 2008. The consultant immediately exercised all the options on the same day (See Note 11).

On September 19, 2008, the Company granted options under the 2007 Plan to a former employee to purchase 3,696,938 shares of the Company’s common stock at an exercise price of $0.005 per share to compensate the early termination. The former employee immediately exercised all the options on the same day (See Note 11).

On September 22, 2008, the Company granted options under the 2007 Plan to a former employee to purchase 3,701,943 shares of the Company’s common stock at an exercise price of $0.005 per share to partially settle the compensation of four months salaries for an early termination. The former employee immediately exercised all the options on the same day (See Note 11).

On September 22, 2008, the Company adjusted the exercise price of options of 100,000 shares granted under the 2007 Plan to the Secretary and Treasurer of the Company on April 7, 2008 from $0.05 per share to $0.02 per share.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) as of September 30, 2008 is presented below:

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price
Balance at December 31, 2007	483,000	450,000	-	15,800,000	16,733,000	$0.103
Granted	788,020	1,369,000	10,550,000	13,196,900	25,903,920	0.013
Forfeited & cancelled	(683,000)	(450,000)	-	(10,481,911)	(11,614,911)	0.099
Exercised	(588,020)	(1,369,000)	-	(12,464,989)	(14,422,009)	0.007
Balance at September 30, 2008	-	-	10,550,000	6,050,000	16,600,000	0.020

A summary of the changes in the Company’s stock options granted to Employees as of September 30, 2008 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price
Balance at December 31, 2007	43,000	-	-	15,800,000	15,843,000	$0.095
Granted	788,020	1,169,000	10,550,000	10,996,900	23,503,920	0.014
Forfeited & cancelled	(43,000)	-	-	(10,481,911)	(10,524,911)	0.096
Exercised	(788,020)	(1,169,000)	-	(10,364,989)	(12,322,009)	0.008
Balance at September 30, 2008	-	-	10,550,000	5,950,000	16,500,000	0.020

A summary of the changes in the Company’s stock options granted to Consultants as of September 30, 2008 is presented below:

						Average
						Exercise
	2004 Plan	2005 Plan	Unregistered	2007 Plan	Total	Price
Balance at December 31, 2007	440,000	450,000	-	-	890,000	$0.236
Granted	-	200,000	-	2,200,000	2,400,000	0.001
Forfeited & cancelled	(640,000)	(450,000)	-	-	(1,090,000)	0.160
Exercised	200,000	(200,000)	-	(2,100,000)	(2,100,000)	0.001
Balance at September 30, 2008	-	-	-	100,000	100,000	0.080

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

Additional information regarding total options outstanding (for Employees and Consultants) as of September 30, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average				Average
		Remaining			Weighted	Remaining
	Number	Contractual	Average	Number	Average	Contractual
Exercise	of	Life	Exercise	of	Exercise	Life
Price	Options	(Years)	Price	Options	Price	(Years)

$0.02	16,500,000	8.38	$0.02	5,257,264	$0.02	8.38
$0.08	100,000	1.33	$0.08	75,000	$0.08	1.33
	16,600,000	8.29	$0.02	5,332,264	$0.02	8.28

Additional information regarding total options outstanding (for Employees only) as of September 30, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted		Weighted	Remaining
	Number	Contractual	Average	Number	Average	Contractual
Exercise	of	Life	Exercise	of	Exercise	Life
Price	Options	(Years)	Price	Options	Price	(Years)

$0.02	16,500,000	8.38	$0.02	5,257,264	$0.02	8.38

Additional information regarding total options outstanding (for Consultants only) as of September 30, 2008 is as follows:

		Outstanding			Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted		Weighted	Remaining
	Number	Contractual	Average	Number	average	Contractual
Exercise	of	Life	Exercise	of	exercise	Life
Price	Options	(Years)	Price	options	price	(Years)

$0.08	100,000	1.33	$0.08	75,000	$0.08	1.33

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

The fair value for the options granted was estimated at the date of grant using the Black-Scholes Option Pricing model with the following assumptions

                                                                              Nine months ended September 30, 2008
Risk-free interest rate (per annum)                                           0.76% - 4.55%
Expected life (in years)                                                                 1 to 5 years
Expected volatility                                                                       199% - 294%
Expected dividend yield                                                                     0%

The Company recognized $718,831 and $875,340 of stock-based compensation to operations for the nine months ended September 30, 2008 and 2007 by applying the fair value method in accordance with SFAS No. 123(R). As of September 30, 2008, $257,563 was recorded as a reduction in deferred compensation and $474,017 was recorded as an increase in addtional paid-in capital.

(b)  Warrants

On January 22, 2008 and February 1, 2008, the Company granted 17,133,263 warrants to 5 individuals upon the conversion of convertible notes held by them with the prinicpal and accrued interest totaling $722,112 (See Note 13).

On May 20, 2008, 500,000 warrants at an exercise price of $0.40 per share granted to a consultant were cancelled due to the termianton of the service contract with the consultant.

Transaction involving warrants issued to investors and consultants as of September 30, 2008 is summarized as follows (warrants were not issued to employees):

	Share Issued
	Upon	Average
	Exercise of	Price
	Warrants	Per Share

Outstanding at December 31, 2007	22,927,187	$0.23
Granted	17,133,263	$0.08
Exercised	-	$-
Cancelled	(500,000)	$0.40

Outstanding at September 30, 2008	39,560,450	$0.618

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
 (Unaudited)

Additional information regarding warrants outstanding at September 30, 2008 is as follows (Note: No warrants were issued to employees):

		Outstanding			Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted		Weighted	Remaining
	Number	Contractual	Average	Number	Average	Contractual
Exercise	of	Life	Exercise	of	Exercise	Life
Price	Warrants	(Years)	Price	Warrants	Price	(Years)

$0.062	23,665,206	2.18	$0.062	23,665,206	$0.062	2.18
$0.112	5,504,464	2.42	$0.112	5,504,464	$0.112	2.42
$0.130	1,569,659	2.42	$0.130	1,569,659	$0.130	2.42
$0.159	645,644	1.00	$0.159	645,644	$0.159	1.00
$0.200	4,638,333	1.25	$0.200	4,638,333	$0.200	1.25
$0.300	1,448,985	1.00	$0.300	1,448,985	$0.300	1.00
$0.713	1,000,000	1.92	$0.713	1,000,000	$0.713	1.92
$2.000	1,088,159	1.92	$2.000	1,088,159	$2.000	1.92

	39,560,450	2.04	$0.168	39,560,450	$0.168	2.04

NOTE 13. CONVERTIBLE DEBT

(a) 2007 Convertible notes

On January 22, 2008 and February 1, 2008, the Company issued 17,133,263 shares of common stock of the Company to 5 individuals upon the conversion of convertible notes held by them with the principal and accrued interest totaling $722,112 at a conversion price ranging from $0.031 to $0.065, which agreed in the Convertible Promissory Notes.

On August 7, 2008, a convertible note of $100,000 was matured with a full repayment of $110,194 including principal and accrued interest.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
 (Unaudited)

On February 20, 2008 and August 8, 2008, the Company issued a one-year, callable on demand convertible note (“Notes”) of $35,000 and $110,194 to the same individual (“Note Holder”), respectively. The Notes had a term of 1 year from their effective dates, carried an interest rate of 10% per annum, principal and accrued interest payable anytime during the term of the Note at the option of the Note Holder, in either cash or shares. The Note and accrued interest may be convertible into shares of common stock of the Company at a conversion price of $0.048 and $0.02 per share, respectively at the option of the Note Holders at its maturity date or earlier. Upon the conversion of these Notes, the Company would will be required to issue the equivalent number of common stock purchase warrants to the Note Holder, with an exercise price of $0.096 and $0.04 per share, respectively in a warrant life of three (3) years from the date of issuance.

On September 19, 2008, the Note Holder called for redemption and on the same day the Company issued a new Note to the same Note Holder with the same aggregated amount of prinicpal and accrued interest redeemed in terms of  (1) principal and accrued interest will become payable by cash after the expiration of six (6) months from its effective date, or at its maturity date, whichever is earlier, (2) upon the conversion, the Notes will be convertible into shares of the Company’s common stock at a conversion price of $0.005 per share or the average closing bid price of the Company’s common stock 5 days preceding the date of conversion, whichever is lower; (3) no warrants will be issued upon the conversion of the Notes.

(b)      2008 Convertible notes

During the period ended September 30, 2008 the Company issued a numbers of callable, on-demand convertible notes (“Notes”) to certain individuals and directors of the Company (“Notes Holders”) for an aggregate amount of $508,942. The Notes had a term of 1 year from its effective drawdown date, carried an interest rate of 10% per annum, principal and accrued interest payable anytime during the term of the Note at the option of the Note Holder, in either cash or shares. The Notes and accrued interest may be convertible into shares of common stock of the Company at a conversion price ranging from $0.02 to $0.05 per share at the option of the Notes Holders at its maturity date or earlier.

Upon the conversion of these Notes, the Company will be required to issue the equivalent number of common stock purchase warrants to the Notes Holders, with an exercise price ranging from $0.04 to $0.10 per share in a warrant life of three (3) years from the date of issuance.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

Particulars of the issued convertible loans are as follow:

	Number of
Date of convertible	convertible	Convertible	Conversion	Exercise price
loan agreement	loans	loan amount	price	of warrant	Intrinsic value

February 18, 2008	1	$50,000	$0.048	$0.096	$23,333
February 20, 2008	2	65,000	0.048	0.096	30,896
March 13, 2008	1	50,000	0.040	0.080	36,726
March 26, 2008	3	81,000	0.050	0.100	39,463
April 16, 2008	1	86,317	0.048	0.096	41,670
May 5, 2008	3	36,000	0.048	0.096	17,939
May 12, 2008	3	39,000	0.040	0.080	18,200
June 10, 2008	3	30,000	0.030	0.060	14,667
July 10, 2008	2	14,000	0.020	0.040	5,310
July 25, 2008	3	35,625	0.020	0.040	13,513
August 18, 2008	1	22,000	0.020	0.040	8,067

		$508,942			$249,784

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with EITF No. 00-27 Application of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. For the nine months ended September 30, 2008, the Company recognized a total discount of $116,056 which was charged to additional paid in capital. The Company has charged $693,040 to operation as amortization of debt discount as interest expense.

On September 19, 2008, the Note Holders called for redemption and on the same day the Company issued six new Notes to the same group of Note Holders with the same aggregated amount of principal and accrued interest redeemed in a term of (1) principal and accrued interest will become payable by cash after the expiration of six (6) months from its effective date, or at its maturity date, whichever is earlier, (2) upon the conversion, the Notes will be convertible into shares of the Company’s common stock at a conversion price of $0.005 per share or the average closing bid price of the Company’s common stock 5 days preceding the date of conversion, whichever is lower; (3) no warrants will be issued upon the conversion of the Notes.

(c) Convertible promissory note to service provider

On May 5, 2008, the Company issued a convertible promissory note of $200,000 to RBSM LLP, the predecessor auditor of the Company for a term of 6 months, bearing interest at a rate of 7% per annum and payable at its maturity date, due November 4, 2008. The convertible promissory note is unsecured and upon the maturity date, the Company may, at its election, pay cash to RBSM LLP for the principal balance plus accrued interest or convert such amount into shares of common stock of the Company, in whole or in part, at a conversion price equal to the average closing bid price of the Company’s common stock 5 days preceding the date of maturity.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

NOTE 14 RELATED PARTY TRANSACTIONS

The Company had the following transactions for the nine months ended September 30, 2008 and 2007, with related parties:

Incurred $37,642 and $54,000 for the nine months ended September 30, 2008 and 2007, respectively, for administrative, management services and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest. Incurred net $267,103 and $467,414 for the three and nine months ended September 30, 2008 for sales transaction at a fair value in a normal course of business to a company, in which a director has a controlling interest.

The following balances, which represent temporary advances from directors, officers and companies controlled by certain officers and/or directors, carry no interest charges with no fixed terms of repayment, were outstanding as of:

		September 30, 2008	December 31, 2007
			(Audited)
	Salaries payable	$362,008	$78,758
	Loan from directors	24,394	148,055
	Expenses claims	4,599	1,480

	Due to related parties	$391,001	$228,293

NOTE 15	SEGMENT INFORMATION
(a)	Segment information

For the nine months ended September 30, 2008, the Company’s business units have been aggregated in three reportable segments: business processing (“Processing Business Unit”), prepaid communications products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Cardtrend parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total

Operating revenues, net	$248,943	$198,828	$-	$-	$447,771
Cost of revenues	(43,308)	(195,911)	-	-	(239,219)

Gross profit	205,635	2,917	-	-	208,552
Depreciation and amortization	64,685	22,646	913	-	88,244
Net loss	(621,259)	(37,936)	(10,134)	-	(669,329)
Total assets	3,391,194	2,585,366	1,662,751	-	7,639,311

Expenditure for long-lived assets	$-	$-	$-	$-	$-

	Three months ended September 30, 2007
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total

Operating revenues, net	$222,181	$225,155	$-	$-	$447,336
Cost of revenues	(47,814)	(221,574)	-	-	(269,388)

Gross profit	174,367	3,581	-	-	177,948
Depreciation and amortization	36,818	15,578	874	-	53,270
Net loss	(929,686)	(26,353)	(93,698)	-	(1,049,738)
Total assets	3,873,323	2,032,879	1,781,313	19,099	7,706,614

Expenditure for long-lived assets	$121,060	$12,009	$18,221	$-	$151,290

	Nine months ended September 30, 2008
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total

Operating revenues, net	$712,119	$646,423	$-	$-	$1,358,542
Cost of revenues	(181,730)	(636,857)	-	-	(818,587)

Gross profit	530,389	9,566	-	-	539,955
Depreciation and amortization	170,958	56,191	2,860	-	230,009
Net loss	(2,826,538)	(93,805)	(21,318)	-	(2,941,661)
Total assets	3,391,194	2,585,366	1,662,751	-	7,639,311

Expenditure for long-lived assets	$-	$-	$-	$-	$-

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

	Nine months ended September 30, 2007
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total

Operating revenues, net	$510,175	$701,539	$-	$-	$1,211,714

Cost of revenues	(130,644)	(690,156)	-	-	(820,800)

Gross profit	379,531	11,383	-	-	390,914
Depreciation and amortization	98,902	46,840	1,197	409	147,348
Net loss	(1,058,087)	(87,815)	(114,395)	(530,861)	(1,791,158)
Total assets	3,873,323	2,032,879	1,781,313	19,099	7,706,614
Expenditure for long-lived assets	$121,060	$12,009	$18,221	$-	$151,290

(b)      Geographic information

The Company’s operations are located in three main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended September 30,
	2008	2007

Revenue, net:
PRC	$127,518	$-
Hong Kong	64	-
Malaysia	320,189	447,336

	$447,771	$447,336

	Nine months ended September 30,
	2008	2007

Revenue, net:
PRC	$327,829	$-
Hong Kong	513	-
Malaysia	1,030,200	1,211,714

	$1,358,542	$1,211,714

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
 (Unaudited)

	Three months ended September 30,
	2008	2007

Gross profit:
PRC	$81,982	$-
Hong Kong	64	-
Malaysia	126,506	177,948

	$208,552	$177,948

	Nine months ended September 30,
	2008	2007

Gross profit:
PRC	$152,424	$-
Hong Kong	64	-
Malaysia	387,467	390,914

	$539,955	$390,914

As of September 30, 2008, 47% and 53% of the Company’s long-lived assets were located in the PRC and Malaysia, respectively.

NOTE. 16   CONCENTRATIONS OF RISK

The Company is exposed to the followings concentrations of risk:

(a) Major customers

For the nine months ended September 30, 2008 and 2007, 16% and 83% of the Company’s assets were located in the PRC and Malaysia, respectively and 28% and 72% of the Company’s revenues were derived from customers located in the PRC and Malaysia, respectively.

For the nine months ended September 30, 2008, 2 customers represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of September 30, 2008, these customers account for both 84% and 40% of revenues and accounts receivable amounting to $1,138,466 and $219,452, respectively.

For the nine months ended September 30, 2007, 1 customer represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of September 30, 2007, this customer accounts for both 55% and 30% of revenues and accounts receivable amounting to $662,797 and $152,705, respectively.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
 (Unaudited)

(b) Major vendors

For the nine months ended September 30, 2008, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of September 30, 2008, this vendor account for both 66% and 91% of purchases and accounts payable amounting to $539,174 and $195,746, respectively.

For the nine months ended September 30, 2007, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of September 30, 2007, this customer accounts for both 48% and 27% of purchases and accounts payable amounting to $392,842 and $139,952, respectively.

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of September 30, 2008, all of borrowings were at fixed rates.

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

NOTE. 17   COMMITMENTS AND CONTINGENCIES

(a) Capital lease commitment

Etop Services (Malaysia) Sdn Bhd, a subsidiary based in Malaysia had obtained a financing of MYR50,000 (approximately $14,160) for the purchase of computers and peripherals in December 2006 and there remains an amount of MYR19,068 (approximately $5,522) to be repaid within 18 months from September 30, 2008.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
 (Currency expressed in United States Dollars (“$”))
(Unaudited)

(b) Operating lease commitment

The subsidiaries operating in Malaysia and the PRC were committed under various non-cancelable operating leases with a term of three years with fixed monthly rentals, due 2009. The monthly aggregate lease payment is approximately $27,610. None of the leases included contingent rentals.

Total lease expenses for the three months ended September 30, 2008 and 2007 were $27,610 and $13,513, respectively. For the nine months ended September 30, 2008 and 2007, the total lease expenses were $75,809 and $34,202, respectively.

(c) Employment contracts commitment

As of September 30, 2008, the Company had a total of 20 employment contracts expiring within 1 to 5 years, with a payroll amount of approximately $82,168 per month reducing as and when each contract expires. As of September 30, 2008, there were 126 employment contracts terminable with prior notice of between 1 to 3 months that were entered into by our subsidiaries, with a payroll amount of approximately $43,297 per month.

(d) Consulting services contracts commitment

As of September 30, 2008, the Company had 1 consulting service contract expiring within 7 months with a cash payment of $2,000 per month, 1 consulting service contract expiring within 7 months with a cash payment of averagely $4,250 per quarter, I consulting service contract expiring within 6 months with a stock based compensation valued at $21,000, 2 consulting service contracts expiring within 3 months, each with an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.08 per share, and 2 consulting service contracts expiring within 21 months with a commission based compensation scheme.

As of September 30, 2008, 47%, 0% and 53% of the Company’s long-lived assets were located in the PRC, Hong Kong and Malaysia, respectively.

NOTE. 18   COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE. 19   SUBSEQUENT EVENTS

(a) On October 1, 2008, the Company entered into a joint venture agreement with 3 individuals to form a company in a country in Europe to conduct card related services businesses in Europe, Middle East and North Africa (“EMENA”) region with a registered capital of $499,200. The Company shall own 50.08% of the joint venture company by contributing four units of software with a total fair value of $250,000.

CARDTREND INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2008
(Currency expressed in United States Dollars (“$”))
(Unaudited)

(b) On October 1, 2008, the Board of Directors of the Company approved the re-structuring of the Company’s subsidiaries into two business groups – Card Services Group and Outsourcing Services Group, and each group shall be operating under a separate wholly owned subsidiary to be incorporated in Nevada under the name of Cardtrend Inc. and Global Uplink Inc., respectively. The corporate re-structuring is expected to be completed by the end of December 31, 2008 and the estimated re-structuring cost is approximately $20,000. The Segment Reporting for the year ending December 31, 2008 shall be reported as two groups instead of three currently.

(c) On October 14, 2008, the Company incorporated a wholly owned subsidiary in Nevada, known as Cardtrend Inc., with an authorized capital of 250,000,000 shares of common stock with a par value of $0.001each, and 10,000,000 shares of preferred stock at a par value of $0.0001 each. Cardtrend Inc. shall be made the holding company for all the Company’s subsidiaries which are under the Card Services Group.

(d) On October 21, 2008, the Company incorporated another wholly owned subsidiary in Nevada, known as Global Uplink Inc., with an authorized capital of 250,000,000 shares of common stock with a par value of $0.001each, and 10,000,000 shares of preferred stock at a par value of $0.0001 each. Global Uplink Inc. shall be made the holding company for the Company’s subsidiaries which are under the Outsourcing Services Group.

(e) On October 30, 2008, the Company and RBSM LLP signed an agreement to extend the maturity of the convertible promissory noted issued on May 5, 2008 to twelve months for a consideration of $5,000 paid by the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On January 21, 2008, the Company terminated the Business Alliance Agreement with SMS Biz Sdn. Bhd. (“SMS Biz”) and entered into a share exchange agreement (“SMS Biz SEA”) with Yap Kit Chuan and Chua Tong Ling, the two shareholders of SMS Biz to acquire 100% of SMS Biz for a total consideration of 7,000,000 shares of restricted common stock of the Company. On September 8, 2008, the SMS Biz SEA was closed and 7,000,000 restricted shares of the Company’s common stock were issued.

     On January 23, 2008, Mr. Robert Clarke resigned as director and chairman of the board of directors. Mr. Clarke had no dispute or disagreement with any director or the Company. Mr. Choo Jee Sam, a director of the Company, was appointed Chairman on February 1, 2008. As of the date of this Report, the vacated director position by Mr. Clarke has not been filled.

     On January 30, 2008, the Company entered into a business development contract with Willow Cove Investment Group, Inc. (“Willow Cove”), a California based company, whereby Willow Cove will render its services on a performance based fee structure to assist the Company and its executive management in general corporate development and the structuring and presentation of business opportunities for consideration by the Company. A referral fee ranging from 2% to 5% of the revenue received by the Company from sales of its products/services to customers referred by Willow Cove will be payable to Willow Cove for a period of three years following the date the Company first recognizes revenue from such referred customer. A referral fee ranging from 2% to 5% of the gross consideration paid by the Company for any merger or acquisition or on the Company’s portion of the paid in capital for any joint venture company introduced by Willow Cove will be paid to Willow Cove upon completion of the merger or acquisition or joint venture. In addition, upon any loan or debt financing arranged or introduced by Willow Cove to the Company, the Company will pay Willow Cove two percent (2%) of such gross loans or debt proceeds. The term of this engagement shall be for a minimum period of one year from January 30, 2008 and continue on a month to month basis thereafter until terminated by either party. As of the date of this report, a business opportunity brought by the consultant was not deem to be feasible.

     On February 1, 2008, the directors of the Company approved the proposed increase of the paid up capital of APS China from $600,000 to $800,000. In May 2007, the incremental $200,000 was fully paid into APS (China) by the Company. On August 15, 2008, the directors of the Company approved a further increase of the paid up capital of APS China to $1,000,000. At the time of this Report, $70,000 of the incremental $200,000 was paid into APS (China) by the Company.

     On March 7, 2008, Mr. Michael Oliver resigned as director of the Company. Mr. Oliver has no dispute or disagreement with any director or the Company. On the same day, Mr. Charlie Rodriguez resigned as director and Secretary and Treasurer of the Company. Mr. Rodriguez has no dispute or disagreement with any director or the Company. As of the date of this Report, the vacated director positions by both the gentlemen have not been filled.

     On March 10, 2008, the Company entered into a business development contract with Lim Han Seng (“LHS”), a Malaysian, whereby LHS will render his services on a performance based fee structure to assist the Company and its executive management in general corporate development and the structuring and presentation of business opportunities for consideration by the Company. A referral fee ranging from 2% to 5% of the revenue received by the Company from sales of its products/services to customers referred by LHS will be payable to LHS for a period of three years following the date the Company first recognizes revenue from such referred customer. A referral fee ranging from 2% to 5% of the gross consideration paid by the Company for any merger or acquisition or on the Company’s portion of the paid in capital for any joint venture company introduced by LHS will be paid to Willow Cove upon completion of the merger or acquisition or joint venture. In addition, upon any loan or debt financing arranged or introduced by LHS to the Company, the Company will pay LHS two percent (2%) of such gross loans or debt proceeds. The term of this engagement shall be for a minimum period of one year from March 10, 2008 and continue on a month to month basis thereafter until terminated by either party. As of the date of this report, Mr. Lim has not brought in any business opportunity for the Company’s consideration

     On April 7, 2008, we entered into a service contract with KateLin Enterprise Inc., a firm based in Los Angeles, to provide administrative and secretarial services to the Company for a period of one (1) year at a monthly fee of $2,000. On the same day, Ms. Katherine YL Tung was appointed as Secretary and Treasurer of the Company. Ms. Tung does not have an employment contract with the Company but provides her services to the Company through KateLin Enterprise Inc. Ms. Tung was granted an option under the 2007 to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share, vesting 25,000 shares at the end of every three months from April 1, 2008.

     On April 21, 2008, we engaged the consulting service of Adrian Yeo & Co. to provide accounting services to companies based in Malaysia for a fee of $17,000 for a 12-month period.

     On April 22, 2008, we terminated RBSM LLP at 5 West 37th Street, 9th Floor, New York, NY, as our independent registered public accounting firm. Except as noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements, the reports of RBSM LLP’s consolidated financial statements for the years ended December 31, 2007 and 2006 and for the period January 1, 2006 through December 31, 2007 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the years ended December 31, 2007 and 2006 and for the period January 1, 2006 through December 31, 2007, and through April 22, 2008 we have not had any disagreements with RBSM LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal. During the years ended December 31, 2007 and 2006, and through April 22, 2008, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

     On April 23, 2008, we engaged Zhong Yi (Hong Kong) C.P.A. Co. Ltd., at 9/F Chinachem Hollywood Centre, 1-13 Hollywood Road, Central, Hong Kong, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Zhong Yi (Hong Kong) C.P.A. Co. Ltd. on any accounting issues prior to engaging them as our new auditors. During the two most recent fiscal years and through the date of engagement, we have not consulted with Zhong Yi (Hong Kong) C.P.A. Co. Ltd. regarding either: 1. The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Zhong Yi (Hong Kong) C.P.A. Co. Ltd. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or 2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

     June 30, 2008, we terminated the consulting service agreement with a consultant whose advisory services in the financial reporting and accounting treatments would no longer be required.

     On September 22, 2008, we engaged the service of a consultant for 6 months to provide advisory services in the enhancement of our card systems to comply with EMV standard. We issued 2,100,000 free trading shares to the consultant valued at $21,000.

Recent Financial Results

Revenue of Processing Business Unit
(i) In Other Asia Markets

     During the three and nine months ended September 30, 2008, the Processing Business Unit in Other Asia Markets, which currently comprises of all the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of this Report), and Asia Payment Systems (Hong Kong) Ltd. in Hong Kong reported a net revenue of $121,425 and $384,290, respectively, as compared to $ 222,181 and $510,175, respectively, recorded for the corresponding three and nine months ended September 30, 2007, a decrease of 45% and 25%, respectively . During the three and nine months ended September 30, 2008, the Processing Business Unit in Other Asia Markets recorded total cost of services of negative ($ 2,228) because of over accrued cost adjustment and $48,984, respectively, as compared to $ 47,814 and $130,644, respectively, for the corresponding three and nine months ended September 30, 2007, a decrease of approximately 105 % and 63% respectively, thereby generating a gross profit of $ 123,635 and $335,306 for the respective current periods as compared to $174,367 and $379,531 for the corresponding periods in 2007, a decrease of 29% and 12%, respectively. The gross margin for this business unit in Other Asia Markets for the three and nine months ended September 30, 2008 was 102% and 87%, respectively, as compared to 78 % and 74%, respectively, for the corresponding three and nine months ended September 30, 2007. The improvement of the gross margin was due to the lower cost of service incurred by Cardtrend Systems Sdn. Bhd.

(ii) China Market

     During the three and nine months ended September 30, 2008, the Processing Business Unit in China Market which currently comprises only Asia Payment Systems (China) Co. Ltd., recorded a total net revenue of $127,518 and $327,829, respectively, the corresponding cost of services was $45,536 and $132,746, respectively, thereby generating a gross profit of $81,982 and 195,083, respectively, giving rise to a gross margin of 64% and 60%, respectively. The Processing Business Unit in China Market did not record any revenue during the three and nine months ended September 30, 2007 as it was in a pre-operating state.

Revenue of Prepaid Business Unit
(i) In Other Asia Markets

     During the three and nine months ended September 30, 2008, the Prepaid Business Unit in Other Asia Markets, which currently comprises four subsidiaries of ours in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd., SMS Biz Sdn Bhd, KB Reload Sdn Bhd and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $198,828 and $646,423, respectively, the corresponding total cost of the prepaid products was $195,911 and $636,857, respectively, thereby generating a gross profit of $2,917 and $9,566, respectively, a gross margin of approximately 1.47% and 1.48%, respectively . During the corresponding periods ended September 30, 2007, the net revenue for this Prepaid Business Unit in Other Asia Market was $225,155 and $701,539, respectively, and the cost of the prepaid products was $221,574 and $690,156, respectively, thereby generating a gross profit of $3,581 and $11,383, respectively, a gross margin of approximately 1.59 % and 1.62%, respectively. The decrease of the net revenue for the three and nine months ended September 30, 2008 over that of the corresponding periods in 2007 was due to overall market increase in cost of airtime.

ii) China Market

     As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market. The Company plans to do so as soon as the Company has available funds to conduct such business in conjunction with the Company’s strategic alliance partner, Global Uplink Communications Ltd. in Guangzhou.

Revenue of Cards Business Unit
(i) In Other Asia Markets

     During the three and nine months ended September 30, 2008, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, in both of which we have a 20% equity, continued to incur losses and did not declare any dividend. The accumulated losses of these two associated companies as at the end of the current two periods exceeded the balance of our investments of $1 and $105,263, respectively. Hence, this Business Unit did not report any share of losses or income for these reporting periods and the corresponding periods in 2007. As we have not been issued with any share of the common stock of Interpay Co. Ltd., a company incorporated in Mongolia which Asia Payment Systems (HK) Ltd., our wholly owned subsidiary in Hong Kong, is supposed to subscribe for 50% of the proposed paid up capital of $500,000, we have not recorded any share of the losses suffered by such company for this reporting period.

(ii) In China Market

     As of the date of this Report, the Company has not begun to conduct Cards Business in China. The revenue generated from the processing of BP Card, a loyalty card issued in conjunction with Global Uplink Communications Ltd. in Guangzhou, China, was recorded under the Processing Business Unit in China Market.

Consolidated Revenues and Operating Expenses

     On a consolidated basis, the Company recorded total net revenue of $ 447,771 and $1,358,542 for the three and nine months ended September 30, 2008, respectively, as compared to $ 447,336 and $ 1,211,714 for the same corresponding periods ended September 30, 2007, respectively, an increase of 0% and 12%, respectively. The corresponding total costs of goods sold and services rendered for the three and nine months ended September 30, 2008 was $ 239,219 and $818,587, respectively, as compared to $ 269,388 and $820,800, for the same corresponding period ended September 30, 2007, respectively. Hence, the total gross profits of the Company for the three and nine months ended September 30, 2008 was $ 208,552 and $539,955, respectively, producing a gross margin of approximately 46 % and 40%, respectively, as compared to $ 177,948 and $ 390,914, producing a gross margin of 40 % and 32%, for the same corresponding periods ended September 30, 2007, respectively, an increase of 17% and 38%, respectively.

     The Company incurred total operating expenses of approximately $794,515 and $ 2,755,704 for the three and nine months ended September 30, 2008, respectively, as compared to $804,436 and $ 2,095,351 for the same corresponding periods ended September 30, 2007, respectively, a decrease of $9,921 (or 1%) and an increase of $660,353 ( or 31%), respectively. The increase of operating expenses was primarily contributed by the increase in the operating expenses in Asia Payment Systems (China) Co. Ltd. which had begun its business in China in November 2007.

     Financing expense for the three-month and nine-month periods ended September 30, 2008 was approximately $83,366 and $725,912, respectively, as compared to $434,155 and $121,509, respectively for the same corresponding periods in 2007, a decrease of 81% for the corresponding three-month period and an increase of 497 % for the corresponding nine-month period. This expense incurred resulting mainly from amortization of debt discount totaling to $64,607 and $693,040 on unconverted/unredeemed convertible on-demand loans during the three-month and nine-month periods ended September 30, 2008, respectively. For the same corresponding three and nine months ended September 2007, there were amortization of debt discount totaling to $448,202 and $448,202, respectively on unconverted/unredeemed convertible on-demand loans during the said periods.

     During the three months ended September 30, 2008, the Company recorded the intrinsic value of the beneficial conversion feature of the convertible loans obtained during the period amounting to $68,213 for warrants. During the nine months ended September 30, 2008, the Company recorded the intrinsic value of the beneficial conversion feature of the convertible loans obtained during the said period amounting to $291,940 and $15,500 for warrants and beneficiary features, respectively, totaling $307,440.

     For the corresponding three and nine-month periods in 2007, the Company recorded $257,463 and $547,999 for warrants and beneficiary features respectively totaling $805,462.

     During the nine-month periods ended September 30, 2008, the Company issued 2,100,000 shares of restricted common stock of the Company for consulting service. For the three-month period ended September 30, 2008, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount $136,187, and to consultants in the amount of $40,338, a total of $176,525, as compared to $203,272, $160,354 and $363,626, respectively, expensed for the corresponding three-month period ended September 30, 2007. For the nine-month period ended September 30, 2008, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount $470,067, and to consultants in the amount of $248,764, a total of $718,831, as compared to $375,945, $499,395 and $875,340, respectively, expensed for the corresponding nine-month period ended September 30, 2007.

     Net loss for the three-month period ended September 30, 2008 was $669,329, as compared to $1,049,738 for the corresponding three-month period ended September 30, 2007, a decrease of $380,409 (or 36%). This was mainly due to less amortization of debt discount on convertible loans this year. The comprehensive loss for the three-month period ended September 30, 2008 was $712,804, as compared to $1,029,038 for the corresponding three-month period ended September 30, 2007, a decrease of $316,234 (or 31%). Net loss for the nine-month period ended September 30, 2008 was $2,941,661, as compared to $1,791,158 for the corresponding three-month period ended September 30, 2007, an increase of $1,150,503 (or 64%). This was mainly due to increase in selling, general and administration expenses incurred in China. The comprehensive loss for the nine-month period ended September 30, 2008 was $2,948,213, as compared to $1,748,838 for the corresponding nine-month period ended September 30, 2007, an increase of $1,199,375 (or 69%).

Liquidity and Capital Resources

     As of September 30, 2008, the Company had cash of $26,491, as compared to the ending cash balance at of December 31, 2007 in the amount of $211,603, a decrease of $185,112 (or 87%).

     Net cash used in operating activities was $795,736 for the nine-month period ended September 30, 2008, compared to $751,563 for the same corresponding period in 2007. The increase in net cash used in operations was mainly for settlement of professional fees and operating expenses.

     Net cash provided by investing activities was $0 for the nine-month period ended September 30, 2008, compared to net cash used of $393,357 for the same corresponding period in 2007.

     Net cash provided by financing activities was $617,176 for the three-month period ended September 30, 2008, compared to $832,127 for the corresponding period in 2007. The cash was mainly obtained from issuance of convertible promissory notes which were used to fund the operating activities.

     As of September 30, 2008, total current liabilities exceeded total current assets by $2,127,124 compared to $967,143 at December 31, 2007. Shareholders, directors and related party advances comprise $391,001 of the current liabilities at September 30, 2008, compared to $228,293 at December 31, 2007. As of September 30, 2008, the current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd, $235,386 owing to a Malaysian Bank and $5,522 owing to a Malaysian leasing company. The loan from Shandong Hengtong Chemical Industrial is non-interest bearing and no fixed term of repayment, due upon demand.

Goodwill Review Process

     The management prepared a goodwill impairment test for the year ended December 31, 2007, and resulted that the fair value exceeded the carrying value of goodwill. Therefore no impairment loss was recognized for the year ended December 31, 2007. The Company reviewed the goodwill impairment test at the end of March 2008, June 2008, and September 30, 2008 and determined that there was no impairment loss to be recognized for the three months ended March 31, 2008, June 30, 2008 and September 30, 2008. The fair value of goodwill was determined by using a combination of discounted cash flow (DCF) method and price-earning (PE) method. The management will closely review the profit forecast and the DCF and PE calculations on a quarterly basis. (Please see Exhibit 99.1 for the report on goodwill impairment test).

Financial Condition

     As of September 30, 2008, the Company’s consolidated cash and cash equivalents totaled $26,491. The Company has insufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

     The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of September 30, 2008, the Company had a working capital deficit of $ 2,127,124 and an accumulated deficit of $ 17,454,798 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

     As of September 30, 2008, there are no significant contractual obligations of the Company that are expected to affect the Company’s liquidity and cash flows in future periods:

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

ITEM 3. QUANTITIVE AND QUALITIVE DISCLOSURE ABOUT MARKET RISK

     Our operations are currently established in Malaysia, Hong Kong, and the People’s Republic of China (“PRC”) and are being established in other Asian countries. Our revenues are derived from the provision of business processes outsourcing and data processing services to operators of payment cards and loyalty cards as well as prepaid products in the Asia Pacific region. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in PRC and other Asian countries, and by the general state of the economy in those countries. Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

     The Company’s Risk Factors as disclosed in its Form 10-KSB for the period ended December 31, 2007 filed on April 15, 2008 and in its Form 10Q for the period ended June 30, 2008 filed on August 13, 2008 have not changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PRPCEEDS

     During the three months ended September 30, 2008, a total of 7,000,000 restricted shares of the Company’s common stock under Rule 144 valued at $105,000 were issued to the shareholders of SMS Biz in exchange for the acquisition of 100% of SMS Biz.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Consulting Service Contract With Adrian Yeo & Co
10.2	Consulting Service Contract With Kim Kok Hai
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2008.

CARDTREND INTERNATIONAL INC.
(Registrant)

By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Consulting Service Contract With Adrian Yeo & Co
10.2	Consulting Service Contract With Kim Kok Hai
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002