Form 10KSB/A
period 2007-12-31
CARDTREND INTERNATIONAL INC.
filed 2009-02-17
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended - December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission File No. 000-30013

CARDTREND INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Nevada	98-0204780
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

800 5thAvenue, Suite 4100, Seattle, WA	98104
(Address of small business issuer’s executive)	(Zip Code)

Issuer’s Telephone Number: (206) 447-1379

Securities registered pursuant to Section 12(b) of the
Title of each class	Name of each exchange on which
None	None

Securities registered pursuant to Section 12(g) of the

Common stock, par value $0.001	Preferred stock, par value $0.001
Title of each class	Title of each class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.) [ ] Yes [ x ] No

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

As of April 10, 2008, there were144,981,746shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. None.

EXPLANATORY NOTE

     Cardtrend International Inc. (the Registrant) is filing this amendment (the Form 10-KSB/A-1) to our Annual Report on Form 10-KSB for the period ended December 31, 2007 (the Form 10-KSB), filed with the U.S. Securities and Exchange Commission on April 15, 2008, solely to file a revised “Report of Independent Registered Public Accounting Firm”, page F-1 of Item 7 of Part II of the Form 10-KSB that indicates that the audit was conducted in accordance with the “standards”, rather than the “auditing standards” in response to SEC comment letter dated December 29, 2008.

     This Form 10-KSB/A-1 should be read in conjunction with the original Form 10-KSB, which continues to speak as of the date of the Form 10-KSB. Except as specifically noted above, this Form 10-KSB/A-1 does not modify or update disclosures in the original Form 10-KSB. Accordingly, this Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update any related or other disclosures.

PART II

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cardtrend International Inc. and Subsidiaries
Seattle, WA

We have audited the accompanying consolidated balance sheets of Cardtrend International Inc. and Subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related statements of operations, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

RBSM LLP
RBSM LLP

New York, New York
April 12, 2008

F-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of February, 2009

CARDTREND INTERNATIONAL INC.
A Nevada corporation

By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

KING K. NG
King K. Ng	Director , President and Chief (Principal) Executive Officer	February 17, 2009

KOK KENG LOW
Kok Keng Low	Director, Executive Vice President and Chief Operating	February 17, 2009
Officer

JEE SAM CHOO
Jee Sam Choo	Director, Chairman	February 17, 2009

YU HUA CHEN
Yu Hua Chen	Director, Chief Officer – Greater China	February 17, 2000