Form 10-Q/A
period 2008-09-30
CARDTREND INTERNATIONAL INC.
filed 2009-02-17
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

[x]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large Accelerated Filer	[ ]	Non-accelerated Filer	[ ]
Accelerated Filer	[ ]	Smaller Reporting Company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 162,828,136 as of October 31, 2008.

EXPLANATORY NOTE

     Cardtrend International Inc. (the Registrant) is filing this amendment (the Form 10-Q/A-1) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on November 14, 2008, solely to amend Item 4 of Part I, Exhibit 31.1 and Exhibit 31.2 in response to SEC comment letter dated December 29, 2008.

The details of the amendments are as follows:

1.	In the second paragraph “Changes in Internal Control” of Item 4 of Part I: Control and Procedures, the disclosure has been revised to delete “significant” throughout.

2.	In both Exhibit 31.1 and Exhibit 31.2, the Section 302 certifications have been revised to include the introductory language of paragraph 4 of Item 601(b)(31) of Regulation S-K.

     This Form 10-Q/A-1 should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A-1 does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A-1 does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART I – FINANCIAL INFORMATION

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

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2009

CARDTREND INTERNATIONAL INC.
(Registrant)

By: KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By: THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002