Form 10-K
period 2008-12-31
CARDTREND INTERNATIONAL INC.
filed 2009-04-15
CIK 1085113

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30013
CARDTREND INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0204780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
800 5thAvenue, Suite 4100, Seattle, WA (Address of principal executive offices)	98014 (Zip Code)

(206) 447-1379
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value	Over-the-Counter Bulletin Board

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

As of March 31, 2009, 124,103,862 shares of the registrant’s common stock were held by non-affiliates. The aggregate market value as of that date, based on the $0.005 closing stock price as of March 31, 2009, was $620,519.

As of March 31, 2009, the registrant had 155,818,136 shares of Common Stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Item 15. Exhibits And Financial Statements Schedules	See Exhibit Index

CARDTREND INTERNATIONAL INC.

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

As used in this Annual Report on form 10-K, “Company,” “us,” “we,” “our” or any similar term means Cardtrend International Inc. a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview
Cardtrend International Inc. (“Cardtrend”), formerly known as Asia Payment Systems, Inc., is a provider of products and services in the payments and loyalty rewards industries in Asia , Pacific, Australia and Middle East Regions, with special focus in China. It was incorporated in the State of Nevada on October 2, 1998, and maintains its principal office at 800 5th Avenue, Suite 4100, Seattle, WA 98104. After the acquisition of Cardtrend Systems Sdn. Bhd. and Interpay International Group Ltd. in December 2006, we grouped our businesses under three synergistic business units: Processing Business Unit, Cards Business Unit and Prepaid Business Unit. We develop and own a range of card management software (“CMS”) which, in addition to being licensed to operators and acceptors of payment cards (credit cards, debit cards and prepaid cards of international brands such as MasterCard and Visa Cards or proprietary brands) and loyalty cards (cross industries, multiple stores or single location outlet) or distributors of prepaid products, is being used to provide data processing services to such operators and acceptors. We make use of our card operational and technical know-how to provide technical services and management services to operators of payment cards and loyalty cards and distributors of prepaid products/services. We form joint-venture companies in Asia countries to operate payment cards business, loyalty cards business or prepaid products cards business. In almost all instances, we also provide CMS to our joint-venture companies.

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

In October 2006, we acquired, in consideration of 25 million restricted shares of our common stock, Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”), a company incorporated in Malaysia which has developed card processing systems selling to operators of credit cards, prepaid cards, debit cards, loyalty cards and airtime reloads. Its customers are multinational companies in Asia like Shell and other national and regional oil companies, banks and telecommunication services companies. It has been awarded the Multimedia Super Corridor (MSC) status by the Government of Malaysia and enjoys tax-free benefit.

In December 2006, we acquired, in consideration of 17.5 million restricted shares of our common stock, Interpay International Group Ltd. (“IIG”), a holding company of various companies in Asia involving in the payment cards (credit cards and prepaid cards) and loyalty cards (discount cards, bonus reward cards and rebate cards) industries. It has a joint venture credit card company, a loyalty card company and a prepaid card distribution company in Malaysia.

In July 2007, in order to reflect the expanded business scope of the Company, we changed our name to Cardtrend International Inc., and our stock is now traded under the symbol “CDTR.”.

In November 2007, through our wholly owned subsidiary in Shanghai, China, we acquired, in consideration of CNY 1,500,000 (approximately $198,176, at the then exchange rate) the operating assets of Global Uplink Communications Ltd., a business process outsourcing company in Guangzhou, Guangdong Province, China. At the same time we recruited four executives and about 110 staff and began to generate revenues in China. At about the same time, we acquired Global Uplink Ltd., the marketing company in Hong Kong associated with Global Uplink Communication Ltd. for a cash consideration of HK$500,000 (approximately $64,610 at the then exchange rate).

Our Strategy
From November 2006 onwards and throughout the fiscal year ended December 31, 2008, we implemented our new strategic direction (“New Strategy”) developed in the summer of 2006. The New Strategy, which calls for a clear definition of our business in order to move forward, is as follows:
*
We will grow by forming strategic alliances with and/or merging with and/or acquiring existing payments business related companies in Asia by cash and/or share exchanges considerations and we will concentrate in providing business processes out-sourcing to financial institutions and multinational corporations as well as data processing services to small- and mid-size operators and acceptors of payment cards and loyalty cards throughout Asia while continuing a primary focus on China, and expand our scope of business to include the issuance of payment cards and loyalty cards and the sale/distribution of prepaid products and services to Asian consumers at large.

The New Strategy has yielded the following results since being implemented:
*	The grouping of our businesses into three distinct business units which complement one another: Processing Business Unit, Cards Business Unit and Prepaid Business Unit.

*	The merger with Cardtrend Systems Sdn. Bhd. (“Cardtrend Systems”), a Malaysia based IT company that provides system solutions for operators of payment cards and loyalty cards, on October 31, 2006;

*	The strategic alliance with and an option to acquire SMS Biz Sdn. Bhd.(“SMSBIZ”), a Malaysia based company that issues telecommunications prepaid cards, on November 8, 2006;

*
The acquisition of Interpay International Group Ltd. (“IIG”), a BVI based holding company of a group of subsidiaries and associate companies which are operators of payment cards and loyalty cards, on December 7, 2006;

*	The acquisition of Global Uplink Ltd. (“GULHK”), a Hong Kong based company that markets BPO services, on October 31, 2007;

*	The acquisition of business assets of Global Uplink Communications Ltd. in Guangzhou, China and the outsourcing of its business processes to APS China’s branch in Guangzhou , on November 1, 2007; and

*	Increase in our revenue for the fiscal years ended December 31, 2007 and 2008 over that of 2006 and 2005.

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

With the acquisition of business assets from Global Uplink Communications Ltd. in Guangzhou, China, APS China now offers BPO services, including telephone call handling and telemarketing sales of credit cards and loyalty cards, as well as the distribution of such cards on-behalf of our customers.

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

3.   Prepaid Business
We distribute and sell prepaid products and services such as cell-phone prepaid airtime and long distance IDD call airtime. The prepaid products and services are supplied by third parties such as telecommunication companies.

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

The Market and Competition
Since early 2007, we divided Asia into four markets: Emerging Asia Market, Affluent Asia Market and Outer Asia Market (collectively referred to as “Other Asia Markets”) and China Market. Emerging Asia Market consists of Malaysia, Indonesia, Philippines, Thailand, Vietnam and India. Affluent Asia Market consists of Hong Kong, Taiwan, Korea, Japan, Singapore, Australia and New Zealand. Outer Asia Market consists of Mongolia, Pakistan, Bangladesh, other South-east Asia countries and Middle-eastern countries. China Market, where the Company’s special focus is, consists of no other country except China. For reference purpose, China, Hong Kong, Macao and Taiwan are collectively referred to as “Greater China”.

1.   China Market
China Market remains our prime market for our products and services. With a population of 1.3 billion, China is in the early stage of growth in the payments and loyalty related products and services, including the prepaid products and services (e.g. cell phone prepaid airtime, gift cards, prepaid transportation and entertainment tickets, etc).The China’s middle class (which is expected to rise to 250 million) is the engine that propels the economic growth in China. The number of credit cards per capita is still below 0.1, a number way below a mature market like the US which has about 5 cards per capita. As consumer spending is growing exponentially in the China Market, all types of corporations, including banks, will create loyalty related programs to attract and retain their customers.

As banks, financial institutions and major corporations expand their consumer businesses, demands for outsourcing their business processes to third parties increase in tandem. Our subsidiary in China continues to gear up to meet some of these demands in Processing Business. However, the current global financial crisis will slow down this previously expected growth somewhat in the near to mid-term.

For the data processing services , we believe that the capabilities in providing IT solutions and infrastructures for the payments and loyalty industries in China still remains low to support the anticipated robust growth. We continue our aggressive pursuit of this opportunity by seeking the small- and mid-size potential operators of payments cards and loyalty cards. Unlike large banks, such operators, which are city and regional banks, co-op banks, retail chains and service establishments, operators of food and entertainment outlets, will, we believe, be very reluctant to spend millions of dollars or for that matter, hundreds of thousands of dollars, in procuring a system and/or professional services to set-up and operate their payments cards (credit cards, charge cards, prepaid cards and/or debit cards) and/or loyalty cards (bonus points-based and cash-back cards). We believe our competitors (First Data, EDS and China Union Pay) in the data processing outsourcing services sector will not pay sufficient attention to this segment of the market, and we also believe that there exists no significant competitor in this service sector. We continue to believe that there exists an opportunity for us to use our technology, know-how and experience gained in other countries (like Malaysia, New Zealand and Oman) in the prepaid top-up solution to rapidly penetrate the prepaid airtime reload market in China which has over 500 million cell phone users who prepay for the airtime, either as a distributor (using the Etop brand). Although there are a few operators of prepaid airtime reload utilizing similar electronic distribution method, major competition still comes from the operators who distribute the physical prepaid cards. As for the card issuance side of our Card Business, we are not permitted to issue payment cards (credit cards and prepaid cards) as yet due to the current regulations relating to such business. We continue to hold discussions with some second-tier banks for a joint-issuance program. After observing some positive results in the pilot test of our point-based loyalty card issued through Global Uplink Communications Ltd. in Guangzhou, we strongly believe that there exists an opportunity for us to launch a nation-wide loyalty card in China. However, the current lack of funds has delayed our plan to launch the loyalty card business in China.

2.   Emerging Asia Market
For the past years, the fast growing economies of the rest of the emerging markets in Asia, referred to as the Emerging Asia Market (Malaysia, Vietnam, Thailand, Philippines, Thailand, Indonesia, and India), having a total population of over 1 billion, were experiencing urbanization, rapid growth of middle class, readily available consumer credit, high usage of prepaid cell-phone airtime, and increasing consumer spending. These markets provide us with opportunities to offer our products and services in each market over the next decade, especially when our competitors are still focusing in the large customers in the China Market. We are pursuing these opportunities through joint-venture initiatives as well as identifying potential targets for acquisitions. However, current global financial crisis coupled with the political instability in some of the countries is hindering our efforts in growing our businesses in this market.

3.  Affluent Asia Market
The competition in the payments and loyalty industries is intense and keen in the high-income markets of Asia Pacific region, referred to as Affluent Asia Market (Hong Kong, Taiwan, Japan, Korea, Singapore, New Zealand and Australia), where the average number of credit cards per capita is among the highest in Asia, with Taiwan leading at 2.0, Hong Kong trailing at 1.0, Singapore at 0.7 and Australia at 0.6. However, all these markets are still well below that of the US in terms of credit card penetration and opportunities exist for us in the medium-and small-size operators segments. Similarly, with a mature and high spending consumer base, in each of the countries in this Affluent Asia Market, loyalty cards, prepaid cards and gift cards are becoming more acceptable to the consumers as well as the merchants who compete rather intensely to gain and retain their customers. There are opportunities for us to provide our card processing solutions and services to these merchants. We continue to pursue these opportunities through strategic alliances or joint-venture initiatives and identifying potential targets for acquisitions.

4.  Outer Asia Market
Being under-developed in both consumer financial and retail services sectors, the rest of the markets in Asia, referred to as Outer Asia Market (Mongolia, Bangladesh, Sri Lanka, Pakistan, Kampuchea, South Pacific and some of the Middle Eastern countries) opportunities exist for financial institutions to offer payments cards to their more affluent customers. Demands for such services are growing and financial institutions are eager to seek technological and operational assistance with affordable costs. Since we possess both the technology and operational know-how, we are well positioned to meet their needs.

Developments

1.   Resignations of Directors
On January 23, 2008, Mr. Robert Clarke resigned as a Director and Chairman of the Board of directors. On March 7, 2008, Mr. Michael Oliver resigned as director of the Company. On March 7, 2008, Mr. Charlie Rodriguez resigned as director and Secretary and Treasurer of the Company. These three ex-directors have no dispute or disagreement with any director or the Company. The current members of the Board were of the opinion that the replacement for these resigned directors would be carried out at the appropriate time.

2.  Appointment of Mr. Jee Sam Choo as Chairman of the Board of Directors
On January 25, 2008, Mr. Jee Sam Choo who has been a Director of the Company since September 2006, was appointed as the Chairman of the Board of Director.

3.   Appointment of Ms. Katherine YL Tung as Secretary and Treasurer
On April 15, 2008, Ms. Katherine YL Tung was appointed as the Secretary and Treasurer of the Company for a term of one year and for a stock option granted under the 2007 Non-qualified Stock Option Plan to purchase 100,000 shares of the Company’s common stock at an exercised price of $0.05 per share which was subsequently modified to $0.02 per share on September 22, 2008.

4.   Engagement and Termination of Various Consultants
On January 1, 2008, we engaged Mr. Steve Chaussy to provide consulting services in the financial reporting related matters for a quarterly fee of $3,000. We terminated such engagement on April 15, 2008 as the Board of Directors was of the opinion that Mr. Chaussy’s services would no longer be required.

On January 1, 2008, we engaged Mr. Wong Yee Tat and Mr. Wan Mu Chun to provide consultancy services in the area of business development and marketing in China to support our business and growth for a term of one year and for a stock option each granted under the 2007 Non-qualified Stock Option Plan to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.08 per share. The contracts expired on December 31, 2008.

On January 30, 2008, we retained Willow Cove Investment Group Inc., a company based in San Diego, USA, as a consultant of Company on matters pertaining to the business of development efforts of Company for a period of one year and thereafter on a month-to-month basis until terminated by either party. The fees are payable on a contingency basis based on success of introduction of businesses, joint ventures and other services as may be assigned to the consultant.

On March 10, 2008, we retain Mr. Lim Han Seng, a Malaysian, as a consultant of Company on matters pertaining to the business of development efforts of Company for a period of one year and thereafter on a month-to-month basis until terminated by either party. The fees are payable on a contingency basis based on success of introduction of businesses, joint ventures and other services as may be assigned to the consultant.

On April 7, 2008, we engaged KateLin Enterprise Inc., a company based in Los Angeles, USA and related to Katherine YL Tung, our Secretary and Treasurer, to provide administrative services for a term of one year for a monthly fee of $2,000 per month. The contract expired on April 6, 2009.

On April 21, 2008, we engaged Adrian Yeo & Co., an accounting firm based in Malaysia, to provide consultancy services on matters pertaining to the accounting and financial related areas for a term of one year at a total fee of $17,000.

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

On September 12, 2008, we retained Mr. Kim Kok Hai, a Malaysian, as a consultant of the Company on matters pertaining to the developments in the payment transaction processing systems using various technology, including the mobile phone SMS technology and EMV Compliances, for a term of six months and for a stock option granted under the 2007 Non-qualified Stock Option Plan to purchase 2,100,000 shares of the Company’s common stock at an exercise price of $0.001 per share. The contract ended March 11, 2009.

5.  Acquisition of SMS Biz Sdn. Bhd. (“SMSBIZ”) in Malaysia
On January 21, 2008, the Company entered into a share exchange agreement (“SMSBIZ SEA”) with SMSBIZ, YAP and CHUA to acquire the entire shareholdings of YAP and CHUA in SMSBIZ for the issuance by the Company for a total of 7 million shares of the Company’s common stock (“Shares”) upon closing of the SMSBIZ SEA (“Closing”). Upon SMSBIZ, YAP and CHUA fulfilling certain conditions as stipulated in the SMSBIZ SEA on September 8, 2008, the Company issued 7 million Shares (valued at $105,000) to YAP, CHUA and their designees but withheld 4/7 of the issued Shares which would be released on a quarterly basis at a rate of 10 Shares for every US$1.00 of pre-tax profit that SMSBIZ may earn from the date of Closing until all the 4 million Shares are fully released or until the end of 20 quarters from the date of Closing (“End Date”), whichever is the sooner, and should there remain any unreleased Shares as at the End Date, the Company should be entitled to buy, and YAP and CHUA should sell, all the unreleased Shares at US$0.001 per Share. (See Note 4 of the “Notes To Consolidated Financial Statements” for the purchase price allocation and the proforma results of operations for the years ended December 31, 2008 and 2007 assume that the acquisition of SMS BIZ occurred on January 1, 2008 and 2007, respectively.)

6.  Capitalization of Asia Payment Systems (China) Co. Ltd. (“APS China”) in China
On February 1, 2008, the directors of the Company approved the proposed increase of the paid up capital of APS China from US$600,000 to US$800,000. As of December 31, 2008, the full amount of the incremental $200,000 was paid into APS (China) by the Company. The authorized capital of APS China was further increased to $1,000,000 on July 1, 2008. As of December 31, 2008, $86,000 of the latest incremental $200,000 was paid up. The Company has been sourcing, and will continue to source, for such required fund. The Company can not guarantee that it would be successful in sourcing for such fund in the current global financial turmoil.

7.  Joint Venture Agreement to Form a Card Company in Mongolia
On May 2, 2007, Asia Payment Systems (HK) Ltd.(“APS HK”), the Company’s wholly owned subsidiary incorporated in Hong Kong, signed a joint venture agreement with two Mongolian individuals to form a payment card company in Mongolia, called Interpay Co. Ltd. APS HK would purchase the Card Management System (“CMS”) software from Cardtrend Systems Sdn. Bhd., our wholly owned subsidiary in Malaysia, for $250,000 and then sell the CMS to Interpay Co. Ltd. for $250,000 and install it in the office of Interpay Co. Ltd. which is located in Ulaan Baatar, the capital city of Mongolia. Instead of paying APS HK $250,000 for the CMS installed, Interpay Co. Ltd. would issue a certificate evidencing APS HK’s 50% interest in Interpay Co. Ltd. which would have a paid up capital of $500,000. The issuance of the share certificate has been delayed due to the delay in obtaining the user’s acceptance of the CMS installed. Meanwhile, Interpay Co. Ltd. test launched Interpay Credit Card with Anod Bank in Mongolia in February 2008. However, due to the recent failure of Anod Bank which is now placed under the management of the Central Bank of Mongolia, all activities of Anod Bank Interpay credit Cards have ceased. Given the current situation, the Board of Directors of the Company has, on April 1, 2009, authorized the termination of the joint venture agreement

8.  Disposal of SMS Biz Sdn. Bhd.
On November 24, 2008, the Company entered into an agreement to sell back its entire interest in SMS Biz to the previous shareholders for the return by the said shareholders all the 7 million shares of the Company’s common stock previously issued to them. The Board of Directors approved the sell-back after due considerations given to the sharp drop in sale due to the adverse impact of the global economic crisis and the confession by the said shareholders that they would not be in a position to subscribe for the additional capital within the next 24 months as called for prior to the closing of the SMSBIZ SEA. The Company recorded a loss in disposing SMSBIZ in the amount of $85,629.

9.  Joint Venture Agreement to Form a Processing Company to Conduct Business in EMENA Region
On October 1, 2008, Cardtrend Systems entered into a joint venture agreement with 3 individuals to form a company in a country in Europe to conduct card related services businesses in Europe, Middle East and North Africa (“EMENA”) region with a registered capital of $499,200, upon incorporating the contemplated joint venture company, Cardtrend Systems shall own 50.08% of the joint venture company by contributing four units of software with a total fair value of $250,000. As at the date of this Report, the contemplated joint venture company is being incorporated.

10.  Corporate Restructuring
On October 1, 2008, the Board of Directors of the Company approved the re-structuring of the Company’s subsidiaries into two business groups – Card Services Group and Outsourcing Services Group, and each group shall be operating under a separate wholly owned subsidiary to be incorporated in Nevada under the name of Cardtrend Inc. and Global Uplink Inc., respectively. The corporate re-structuring was expected to be completed by the end of December 31, 2008 and the estimated re-structuring cost is approximately $20,000. As at the date of this Report, the Board had revisited the approved plan in view of the current global economic crisis and rescinded its earlier decision and decided that the corporate restructuring be deferred to a later date with possible changes from the earlier plan. Hence, the Segment Reporting for the year ending December 31, 2008 continues to be reported as the existing three groups.

11.  Incorporation of Two New Companies in Nevada
On October 14, 2008, the Company incorporated a wholly owned subsidiary in Nevada, known as Cardtrend Inc., with an authorized capital of 250,000,000 shares of common stock with a par value of $0.001each, and 15,000,000 shares of preferred stock at a par value of $0.001 each. Cardtrend Inc. shall be made the holding company for all the Company’s subsidiaries which are under the Card Services Group.

On October 21, 2008, the Company incorporated another wholly owned subsidiary in Nevada, known as Global Uplink Inc., with an authorized capital of 250,000,000 shares of common stock with a par value of $0.001each, and 15,000,000 shares of preferred stock at a par value of $0.001 each. Global Uplink Inc. shall be made the holding company for the Company’s subsidiaries which are under the Outsourcing Services Group.

Our Employees
As at December 31, 2007, the total staff strength was 144. As at December 31, 2008, the total staff strength was 135. None of our employees are represented by a labor union and we believe that our employee relations are good. All employees are contracted on full-time basis.

Our Facilities
During 2008, Cardtrend continued to rent the corporate service center located at 800 5th Avenue, Suite 4100, Seattle, WA. APS China is located in a commercial office in Shanghai, China which it rented since October 2006. On December 31, 2008, APS China terminated the lease agreement at the Science City and relocated our Data Processing Centre to our operating centre in Guangzhou City which it rents since November 1, 2007. During 2008, Interpay Asia rented a premise in Petaling Jaya, Malaysia to house all the Finance staff and the staff of Etop Services (Malaysia). Cardtrend Systems rented an office at Cyberjaya, Malaysia as its technology research centre (which was terminated in September 2008) while having a commercial office in a rented premise located in Petaling Jaya, Malaysia. Except for one lease in the Guangzhou operating center, all the leases are for terms of no more than two years.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business:
1. We require additional financing to be able to meet our China subsidiary’s working capital.
In our Annual Report for the fiscal year ended December 31, 2007 filed in a Form 10K dated April 10, 2008, we stated that APS China would require additional investment of another $400,000 (making the total investment of $1 million) to fund the working capital of the Operating Centre and Data Processing Centre in Guangzhou for the first two quarters of 2008. We managed to obtain $275,000 of the needed fund through convertible loans during 2008. We curtailed certain planned expenses for the growth of the BPOS business as well as the launch of our loyalty card business in Guangzhou. This has slowed down the revenue growth of APS China for the year 2008 and would continue to slow down the growth of revenue in 2009.

2.   Our results of operations are subject to significant foreign economic and political risks.
Our operations are currently established in Malaysia, Hong Kong, and the People’s Republic of China (“PRC”) and are being established in other Asian countries. Our revenues are derived from the provision of BPOS to financial institutions and major corporations in China as well as card management software and solutions to operators of payment cards and loyalty cards as well as prepaid products in the Asia Pacific region. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in PRC and other Asian countries, and by the general state of the economy in those countries. Our operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

3.   We have short history of operations in China to predict the level of market acceptance we can expect for our services.
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

4.   Our subsidiary in Malaysia, Payment Business Solutions Sdn. Bhd., lost its only reseller and the inability to replace such reseller may result in the subsidiary departing from the business of distributing prepaid IDD cards.
In our Annual Report for year ended December 31, 2007 filed in a Form 10KSB dated April 10, 2008, we stated that Payment Business Solutions Sdn. Bhd. (“PBS”,) a wholly owned subsidiary of IIG in Malaysia, which was appointed as a major distributor of SMS Biz Sdn Bhd., a licensed provider of long distance IDD call services , was facing the risk of loss of revenue if it lost its only reseller or a significant orders from this reseller or the inability of this reseller to meet its financial obligations in a timely manner. In November 2008, we ceased to supply the prepaid cards to this reseller due to its inability to pay certain outstanding amount in accordance to the normal credit terms, resulting in a substantial loss of revenue in our prepaid card distribution business. However, such loss of revenue did not have a material adverse impact in our consolidated gross profit due to its low sale margin of about 1%. Should we not able to recruit one or more resellers in the near future, we may decide to depart from the prepaid card distribution business even though it would not have material impact to the financial condition of the Company.

5.   Our two subsidiaries, Asia Payment Systems (China) Co. Ltd. in China and Cardtrend Systems Sdn. Bhd. in Malaysia may be subject to product and/or service failure liability claims from the use of our products and/or our services that could result in costs or damages payable by us adversely affecting our business, financial condition, and results of operations.
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

7.   Our intellectual property rights or patent rights might not provide protection and might be invalid or unenforceable.
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

8.   Our subsidiary in Malaysia, Etop Services (Malaysia) Sdn. Bhd., which distributes prepaid cards rely on third parties to supply the products, making us vulnerable to supply disruption which could delay our product delivery to our customers.
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

9.   We are substantially dependent upon the continued service of our senior management staff and key technical and managerial personnel.
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

10.  We may be required to indemnify our officers and directors for liability to shareholders or the public.
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

11.  We may be subjected to the Investment Company Regulation.
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

12.  We may be subjected to Other Regulations.
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
The holders of some of our warrants have up to four years from their issuance date to exercise their warrants with exercise prices ranging from $0.08 to $1.75 per share. On February 26, 2007, the employees, officers and directors have been granted over 11 million of options at strike price of $0.10 and subsequently modified to $0.02 per share on September 5, 2008. Holders of Series A and Series B preferred stock had converted to 42.5 million restricted shares of common stock in January 2008. Exercise of these warrants and options may cause dilution in the interests of other shareholders as a result of the additional shares of common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants and options as well as sale of the restricted shares under Rule 144 (see #4 below) could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period that any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

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
Although most of our issued and outstanding shares of our common stock as at March 31, 2009 (totaling 155,818,136) are "restricted securities" within the meaning under the Securities Act 1933, as amended (the "Act"), most of these shares shall have piggy-back registration rights or the restriction period has lapsed. These stockholders may be able to sell their shares pursuant to an effective registration statement. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

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
During 2007, the price range was $0.150 and $0.021. During 2008, the price range was $0.075 and $0.001. During the first quarter of 2009, our share price range was $0.0005 to $0.0070 and the price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. The market value of our common stock has declined in the past, in part, due to our operating financial performance and the current global financial crisis. In the future, broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Declines in the market price of our common stock could affect our access to capital, which may, in the future, impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail business expansion opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, shareholders may be unable to resell their shares at or above the prices at which they acquired them.

7.  We have the right to issue additional common stock and preferred stock without the consent of our stockholders. This would have the effect of diluting their ownership and could decrease the value of their investment in our company.
We have additional authorized, but unissued shares of our common stock totaling 344,181,864 as at March 31, 2009 that may be issued later by us for any purpose without the consent or vote of our shareholders that would dilute their percentage ownership of our company. In addition, we have additional authorized but unissued shares of preferred stock totaling 10 million as at March 31, 2009. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

ITEM 1B.   UNRESOLVED STAFF COMMENT

None.

ITEM 2.    DESCRIPTION OF PROPERTY

We do not own any real estate. Except for the lease of our operating center in Guangzhou, all our office premises are leased for terms of no more than two (2) years. Our business operating assets, comprising personal computers, telephone equipment, fixture, furniture and computer equipment are located in APS China’s Guangzhou Branch office in Guangzhou City (China), DFS data center in Okinawa (Japan), Etop Services (Malaysia)’s office in Petaling Jaya (Malaysia); and Cardtrend Systems’ office in Petaling Jaya (Malaysia), have a total book value of $393,314 as at December 31, 2008. In addition, upon the closing of the merger with Cardtrend Systems on October 31, 2007, we had engaged the service of an independent valuation firm which had valued the suite of card management software (“CMS”) developed and owned by Cardtrend Systems at $500,000. The book value of CMS as at December 31, 2008 was $283,333. The CMS is located at the office of Cardtrend Systems in Malaysia. The source codes of all the CMS software are only accessible by authorized personnel only.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any legal proceedings and we are not aware of any threatened legal proceedings that could cause a material adverse impact on our business, assets or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during 2008.

On January 15, 2009, the Company obtained the votes of a majority of the shareholders of all classes of the Company’s common stock in favor to increase the authorized number of shares of its common stock from 250,000,000 to 500,000,000. The change was effective January 30, 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Securities
Effective July 24, 2007, the Company was authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2007 and December 31, 2008, the Company had issued and outstanding 82,408,276 and 155,818,136 shares of common stock, respectively. On January 30, 2009, the Company was effectively authorized to issue 500,000,000 shares of common stock. As of March 31, 2009, the Company had issued and outstanding 155,818,136 shares of common stock.

The Company is also authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2007, the Company had issued and outstanding 3,500,000 shares of Series A preferred stock and 2,500,000 shares of Series B preferred stock. As of January 22, 2008, none of the shares of preferred stock was outstanding due to the conversion of all these shares of preferred stock to 42,500,000 shares of common stock on that date pursuant to the shares exchange agreements for the acquisition of IIG and the merger of Cardtrend Systems. As at the date of this Report, no share of preferred stock was issued.

Our securities commenced trading in February 2004 on the OTC Bulletin Board under the symbol “APYM”. On August 16, 2007, due to the change of our name from Asia Payment Systems, Inc. to Cardtrend International Inc., the symbol was changed to “CDTR”.

The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years, from January 2007 through December 2008. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

	2008		2007
	High	Low	High	Low
Quarter ended
31-March	$0.075	$0.040	$0.11	$0.06
30-June	$0.045	$0.015	$0.09	$0.02
30-September	$0.004	$0.005	$0.15	$0.02
31-December	$0.014	$0.001	$0.10	$0.04

Emerging companies and the stock market generally have experienced significant price and volume fluctuations. Similarly, the market price of our common shares may fluctuate related to a number of events and reasons, often not related to or consistent with operating performance.
Shareholders
On December 31, 2007, we had 101 shareholders of common stock (excluding beneficial owners in the street names) and 16 shareholder of preferred stock on record. On December 31, 2008, we had approximately 105 shareholders of common stock (excluding beneficial owners in street names) and no shareholders of preferred stock.

Dividends
We have not declared any cash dividends, nor do we intend to do so in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans
The following table contains certain information relating to outstanding stock options to purchase our common stock granted pursuant to compensation arrangements as of December 31, 2008:

	Number of	Weighted	Number of Securities
	Securities To	Average	Remaining Available For
	Be Issued	Exercise	Future Issuance Under
	Upon Exercise	Price	Equity Compensation
	Of	Of	Plans [Excluding
	Outstanding	Outstanding	Securities Reflected
Plan Category	Options	Options	In Column (a)]
	(a)	(b)	(c)
2004 Option Plan (1)	-	$-	-
2005 Option Plan (1)	-	-	-
2006 Unregistered Option Plan (2)	10,550,000	$0.020	No limit set
2007 Option Plan (1)	6,050,000	$0.021	78,148
Total	16,600,000	$0.020	78,148

(1)
On various dates during the four years between 2004 and 2007, we filed with the SEC a Registration Statement on Form S-8 to register 5,000,000, 5,000,000 and 25,000,000 shares of our common stock issuable under each of the 2004 Stock Option Plan, 2005 Stock Option Plan and 2007 Stock Option Plan, respectively

(2)
In May 2006, the Board of directors approved a stock option plan without Registration Statement being filed (referred to as “Unregistered Plan”). There is no limit established for the Unregistered Plan and shares to be issued pursuant to the exercised of the options granted under this Unregister Plan will be restricted under Rule 144.

Unregistered sales of securities
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

On January 22, 2008 and February 1, 2008, an aggregate of 11 convertible loans with a total value of $722,112 were converted into equity for 17,133,263 shares of commons stock of the Company upon their maturities (See Note 14 to the Notes to Consolidated Financial Statements).

On May 20, 2008, 562,500 shares of common stock valued at $33,751 were cancelled due to termination of a contract with a consulting services firm.

On August 31, 2008, the Company issued 1,931,900 shares of free trading common stock value at $38,638 for the compensation of three months salaries for an early termination of an employee (See Note 13 to the Notes to Consolidated Financial Statements).

On September 8, 2008, the Company issued 7,000,000 shares of restricted common stock valued at $105,000 for the exchange of all issued and fully paid up shares of SMS BIZ. Subsequent on November 24, 2008, the Company cancelled 7,000,000 shares of common stock valued at $21,000 for the sale of SMS BIZ back to the original shareholders (See Note 4 to the Notes to Consolidated Financial Statements).

On September 12, 2008, the Company issued 2,100,000 shares of restricted common stock at a market fair value of $0.01 per share for the consulting services rendered (See Note 13 to the Notes to Consolidated Financial Statements).

On September 19, 2008, the Company issued 3,696,938 shares of restricted common stock valued at $18,485 for the compensation of early termination to an employee (See Note 13 to the Notes to Consolidated Financial Statements).

On September 22, 2008, the Company issued 3,701,943 shares of restricted common stock valued at $18,510 for a partial compensation of early termination to an employee (See Note 13 to the Notes to Consolidated Financial Statements).

On September 23, 2008, the Company cancelled 31,891 shares of common stock valued at $2,328 due to a clerical error from the overpayment of salary to a former employee.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Review
1.   Processing Business Unit
Since the merger with Cardtrend Systems, we now provide Processing Business to include data processing outsourcing (“DPO”) and data processing in-sourcing (“DPI”) services to operators of payments cards and loyalty cards, as well as distributors of prepaid products. In addition, our sources of revenues for the Processing Business are derived from Japan, China, Hong Kong, Malaysia, Thailand, Brunei, Indonesia, Oman, Australia and New Zealand. Cardtrend Systems has recurring income from the maintenance services pursuant to the licenses granted to its clients (which include Shell Oil (Asia Region), iNet of Thailand, Petron of Philippines, and Islamic Bank of Brunei) which are using its Cards Management Software (“CMS”) to process their credit cards, loyalty cards and prepaid products. Cardtrend Systems income is based on one-time licensing fee plus annual maintenance fees as well as on the number of transactions and/or cards processed through its CMS via an in-sourced or out-sourced arrangement.

Cardtrend Systems now conducts the Processing Business in the Emerging Asia Market, Affluent Asia Market and Outer Asia Market while Asia Payment Systems (China) Co. Ltd. (”APS China”) is responsible to conduct the Processing Business in the China Market. As the Technology Centre of Cardtrend International group of companies, Cardtrend Systems continues to enhance its existing systems and develops new ones. For reporting purposes, the revenues earned by Cardtrend Systems, APS HK, and APS China are grouped under the Processing Business Unit.

(i) In China Market
In April 2006, the Company entered into a strategic alliance agreement with a business processes out-sourcing (“BPO”) company (Global Uplink), located in Guangzhou, China. This agreement has subsequently led to an agreement for the purchase by Asia Payment Systems (China) Co. Ltd. (“APS China”), the Company’s wholly owned subsidiary in Shanghai, China, of the assets in the operating centre of Global Uplink Communications Ltd. (“Global Uplink”), the appointment of APS China as the exclusive provider of BPO and CRM related services. The operating centre is equipped to provide BPO services, which include telephone call services, data capturing and management services, and document management and distribution services. In December 2007, APS China set up a branch in Guangzhou to operate the Operating Centre as well as the Data Processing Centre that the Company set up in March 2007 for the provision of data processing out-sourcing (“DPO”) services to operators of payment cards and loyalty cards in China, including Global Uplink. APS China produced the Company’s maiden revenue in China Market in November 2007 and continued to produce revenue throughout 2008. However, due to relative high expenses in developing the business in China, APS China suffered losses in 2008. In anticipation of the negative effects of the global financial crisis, we began to curtail our operating and development expenses in China since the beginning of fourth quarter of 2008.

(ii) In Other Asia Markets (Affluent Asia, Emerging Asia and Outer Asia)
Since the beginning of 2007, we continued to provide credit card transaction processing services to our customer, DFS, in Okinawa, Japan through a new agreement it signed with Cardtrend Systems. In addition, our sources of revenues for the Processing Business in Other Asia Markets have now expanded from Japan to include Malaysia, Thailand, Brunei, Indonesia, Oman, Australia and New Zealand. Cardtrend Systems are also soliciting potential clients in Vietnam and Middle East countries amid the current economic downturn.

2.   Cards Business Unit
With the acquisition of IIG, Cardtrend has expanded its scope of businesses to include the issuance of payments cards and loyalty cards (“Cards Business”). Our strategy is to form joint-venture companies with local parties to conduct payment cards (using our proprietary brand, Interpay Card, and international brands such as MasterCard and Visa) or loyalty cards (using our proprietary brand). The payment cards companies normally will have to partner with banks which provide revolving line of credit facilities to the company’s cardholders. The payment cards companies earn their revenues in several streams, namely, annual fees, merchant discounts, interchange fees, cash advance fees, interest income and other charges or fees. The loyalty cards companies earn their revenues from the commission paid by the merchants who participate in the loyalty program and from the annual fees that may be charged to the card members. As the Company operates the Cards Business through joint venture companies which may not be controlled by us, revenues earned by such entities may not be consolidated in the Company’s financial statements. Should that be the case, the Company will account for any dividends received from such entities as the Company’s income. Hence, the Cards Business Unit is expected to be the smallest contributor to the Company’s consolidated revenues for the next few years.

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

To the best of the Company’s knowledge, there exists no regulation in China on the business of issuing loyalty cards. However, the Company has decided that for commercial reasons, the issuance of loyalty cards will be best undertaken by Chinese companies (like Global Uplink) or joint venture companies with Chinese parties under a franchise license from us (through APS China) which will involve the use of the brand known as “BP Card” and the provision of all the related data processing requirements on a revenue sharing basis. Such revenues are recorded in APS China under the Processing Business Unit. APS China has begun in December 2007 discussions with several Chinese parties in several major cities in China to form joint-venture companies to conduct the BP Card business. The revenues of or dividends from these joint venture companies (if any) will be recorded in APS China under the Cards Business Unit. The efforts spent in 2008 did not produce any joint venture. The Company shall continue to search for a potential partner in 2009.

(ii) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)
The Company has grouped the entities conducting the Cards Businesses in Other Asia Markets under Interpay International Resources Ltd, (“IIR”), a BVI incorporated wholly owned subsidiary of IIG, which has a 20%-owned loyalty cards company and a 20%-owned payment cards company in Malaysia. In 2006, IIR has entered into 2 joint venture agreements to conduct payments cards business, one in Mongolia (for which the Company would own 50%) and the other in Qatar (for which the Company would own 40%). As at the date of this report, the Qatar joint venture has not yet been implemented due to the non-availability of a bank partner. The Mongolia joint venture has taken off but the issuance of shares of the joint venture company has not been completed as the subscription of shares has not been completed as of the date of this report. The Company continues to source for, as well as negotiating with, local parties in other Asian and Middle Eastern countries for similar joint ventures to set up payment cards and/or loyalty cards companies. The joint venture payment cards companies will be using MasterCard or Visa, as well as proprietary brands. The Company’s contributions for the paid-up capital of the joint venture card companies are derived from supplying the Company’s Card Management Software (“CMS”) and technical services to the joint venture companies where the values of such software and services are established and agreed upon by the joint venture partners. Towards the end of 2008, the bank that was working with the company in Mongolia in operating a domestic proprietary credit card was taken over by the Central Bank of Mongolia which has stopped all lending activities of the bank including the revolving line of credit for the proprietary credit cards. We will be terminating the joint venture agreement in Mongolia by the end of second quarter 2009. Meanwhile, although our joint venture card company in Malaysia has launched their MasterCard Credit Cards with a bank in Malaysia providing the revolving line of credit to their cardholders, the issuance of such credit cards has so far been disappointing.

3.   Prepaid Business Unit
The acquisition of IIG has also resulted in us having the Prepaid Business Unit which consists of entities involving in the buying and selling of prepaid products such as prepaid cell-phone airtime, prepaid Internet airtime, prepaid long distance IDD calls, entertainment and transportation prepaid tickets, prepaid virtual games and prepaid gift cards. The Prepaid Business companies earn their revenue from sale of prepaid products to consumers through resellers who obtain a discount on the fixed retail price. The prepaid business companies purchase prepaid products from the suppliers at a higher discount than that given by them to the resellers, thereby making a net profit margin. Similar to the Cards Business Unit, the Company may operate the Prepaid Business in certain countries through associated joint venture companies which may not be controlled by us. Hence revenues earned by such associated companies may not be consolidated by us. Instead, the Company will account for the dividends (if any) received from such entities as its income. Prior to the global financial crisis, the Company expected the Prepaid Business Unit in Other Asia Markets to be a significant contributor of the Company’s consolidated revenues. However, the expectation has now changed due to difficulty in sourcing for funds for the expansion of such business in the near future.

(i) In China Market
The Company has been, and still is, planning to form joint venture with Chinese parties to conduct the prepaid business in China along the same model adopted in Malaysia. The Company will adopt an entry strategy similar to that of the Cards Business discussed above, i.e. APS (China) to provide business processes and data processing to operators of the Prepaid Business in China on a revenue sharing arrangement, and such revenues, if generated, shall be recorded by APS China under the Processing Business Unit in China Market. In addition, APS China will also consolidate the revenues of or dividends from such joint venture companies, if available, under the Prepaid Business Unit in the China Market.

(ii) In Other Asia Markets (Emerging Asia, Affluent Asia and Outer Asia)
Through a Singapore incorporated wholly owned subsidiary of IIG, Interpay International Airtime Pte. Ltd., the Company has a 60% owned subsidiary in Malaysia, Etop Services (Malaysia) Sdn. Bhd. (“Etop Malaysia”), which launched its Prepaid Business in Malaysia in late February 2007. To expand the Prepaid Business in Malaysia and other Asian countries, in November 2006 the Company entered into a strategic alliance agreement with a provider of a long distance telecommunication services in Malaysia, SMS Biz Sdn. Bhd., to appoint another subsidiary of IIG, Payment Business Solutions Sdn. Bhd. (“PBS”), to distribute its prepaid IDD airtime to wholesalers and corporations in Malaysia. In search of a quicker solution to expand the prepaid business in Malaysia, the Company acquired SMS Biz in September 2008 but quickly sold back the company to its original shareholders because of a sudden decline in its sales due to the change of economic conditions in Malaysia arising from the global financial crisis. The Company’s prepaid business in Malaysia has also been adversely affected because of this and has stopped such business since the end of 2008.

Management Initiatives and Plans
During 2008, the Company continued to implement the following strategies which were devised in late 2006 to achieve the Company’s new vision: which is to be an internationally recognized and profitable provider of payments and loyalty-rewards related products and services to financial institutions, corporations and consumers at large in Asia, with a substantial operation in China:

(a)	Focus on three lines of payments and loyalty-rewards related businesses: Processing Business, Cards Business and Prepaid Business (see Item 1 of Part I of the Form 10K)
(b)	Rapidly growing revenues of the 3 Business Units in the China Market, Emerging Asia Market, Affluent Asia Market and the Outer Asia Market through joint ventures, acquisitions and/or mergers.
(c)	Expand the Management Team to effectively drive the three Business Units.
(d)	Establish a Technology Centre to further develop and enhance existing systems to support the growth objectives of the 3 Business Units.

The Company intends to adopt the strategy of expense curtailing while growing the businesses through joint ventures, mergers and acquisitions.

The Company has established the following plans for each of the Business Units in China market and Other Asia Markets for 2009:

1.   Processing Business Unit:
(i)	China Market
	(a)	To search for joint venture partners to expand BPO business.
	(b)	To curtail business development related and administrative expenses.

(ii)	Other Asia Markets
	(a)	To form one joint venture company or acquire a company to expand our Processing Business in Other Asia Markets.
	(b)	To increase sales efforts for DPO services in South East Asia countries.

2.   Cards Business Unit:
(i)	China Market
	(a)	To source for and negotiate with Chinese parties with a view to form a joint venture loyalty card company.

(ii)	Other Asia Markets
	(a)	To source for and negotiate with local parties in Other Asia Markets with a view to form a joint venture payments cards company.

3.   Prepaid Business Unit:
(i)	China Market
	(a)	To source for and negotiate with local parties in China Market with a view to form a joint venture company to conduct Prepaid Business.

(ii)	Other Asia Markets
	(a)	To source for companies involving in the Prepaid Business for acquisitions.

Company’s Outlook
The demands for payments and loyalty related products and services by both the consumers and corporations still remain strong and growing in Asia, particularly in China Market. The Company’s management team, comprising the CEO, COO, CFO, and Chief Officer – Greater China, have during 2008, been implementing the New Strategy with a set of new action plans to achieve the vision and objectives of the Company. The organizational structure has been solidified with increased staff strength. In view of the current global financial crisis, the Company expects that it will be difficult for it to raise further funds needed for the management to continue implementing the New Strategy and plans to continue its momentum in increasing its revenues from all its 3 Business Units in 2009. Therefore, the Company will restructure its subsidiaries and curtail its expenses in all areas to avoid the need of external funds.

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

2.   Stock-based Compensation
We adopt SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

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

For the year end December 31, 2008, we have determined that the goodwill for (i) the IIG group of companies acquired in December 2006 amounting to $3,272,258 was totally impaired; (ii) the goodwill for Cardtrend Systems Sdn. Bhd. acquired in October 2006 was impaired by $2,472,262, leaving an amount of $153,212 as at December 31, 2008; and (iii) the goodwill for Global Uplink Ltd. acquired in October 2007 amounting to $64,601 was totally impaired.

Results of Operations
Full Year Ended December 31, 2008 Compared to Full Year Ended December 31, 2007

1.   Revenue and Operating Expenses
Net revenue for the Company’s Processing Business Unit totaled $1,061,550 for the year ended December 31, 2008 as compared to $748,465 for the year ended December 31, 2007, an increase of $313,085 or 42%. The increase was primarily resulted from net revenue of $528,835 generated by the Company’s subsidiary in China, APS China. The corresponding cost of sales was $419,751 for the year ended December 31, 2008 and $344,239 for the same corresponding period in 2007. Gross margin for the year ended December 31, 2008 was approximately 60%, while gross margin for the same corresponding period in 2007 was approximately 54%. The gross margin was higher because the effect of inclusion of higher gross margin revenue from CTS Malaysia which is within the expectation of the Company.

Net revenue for the Company’s Prepaid Business Unit totaled $666,772 for the year ended December 31, 2008 as compared to $978,927 for the year ended December 31, 2007, a decrease of 32% due to lower than expected sales of our IDD prepaid cards. This revenue was generated from the Company’s two subsidiaries in Malaysia. The corresponding costs of sales and discounts given to the Company’s dealers totaled $657,138 for the year ended December 31, 2008 as compared to $963,342 for the year ended December 31, 2007. Gross profit for the year ended December 31, 2008 was $9,634 as compared to $15,585 for the year ended December 31, 2007, giving rise to a gross margin of about 1.44% and 1.59%, respectively.

The Company did not record any revenue or income from the Cards Business Division for the year ended December 31, 2008 and year ended December 31, 2007 as there were no dividends received from the Company’s associated companies in Malaysia, in each of which the Company owns 20% equity interest of these associated companies.

On a consolidated basis, the Company’s net revenue for the Company for the year ended December 31, 2008 totaled $1,728,322, as compared to $1,727,392 for the year ended December 31, 2007, an increase of about 0.05%. The corresponding total costs of sales were $1,076,889 for the year ended December 31, 2008 as compared to $1,307,581 for the same corresponding period in 2007, a decrease of about 18%. The total gross profit recorded by the Company was $651,433 for the year ended December 31, 2008 as compared to $419,811 for the year the year ended December 31, 2007, an increase of about 55%.

The Company incurred total operating expenses of approximately $9,240,920 in 2008, as compared to $3,116,086 in 2007. The increase of operating expenses in the amount of $6,124,834 (or approximately 197%) was primarily contributed by the decrease in the stock based compensation expenses of $267,774, which is off-set by an increase in impairment loss on goodwill of $5,809,130, Depreciation and amortization, allowance for doubtful accounts, consulting and management service fee and selling, general and administrative expenses amounting to $301,885, $30,194, $44,262 and $2,191,289 respectively.

Financing expense for the full year ended December 31, 2008 was approximately $937,677, as compared to $666,003 for the same corresponding period in 2007, a increase of 41%. This increase was due to the interest and intrinsic values of the convertible loans obtained in 2008 in the amount of $457,625, as compared to a total of $805,000 convertible loans obtained in 2007. The interest amount for the convertible loans totaled $57,055 in 2008 as compared to $39,621 in 2007, an increase of 44%, whereas the expensed intrinsic values of the conversion features of all the convertible loans obtained in 2008 totaled $879,263 as compared to $628,476 for those loans obtained in 2007, an increase of 40%.

For year ended December 31, 2008, we incurred a goodwill impairment charge of $3,272,258, $,2,472,262 and $64,610 for our investments made in IIG group of companies, Cardtrend Systems and GUL HK, respectively, as compared to no goodwill impairment charge for the year 2007 except for a loss from equity investment of $105,263 (equivalent to RM400,000) in Synergy Cards Sdn. Bhd., a company in Malaysia which we have a 20% equity stake as at December 31, 2007 and 2008. Synergy Cards has incurred losses since inception however our losses are limited to our investment Synergy Cards. Although Synergy Cards has launched its MasterCard credit cards in late 2008, the sales of its credit cards have been very low. Hence, we do not expect to receive any dividends from this investment of ours for the foreseeable future.

Net loss for the year ended December 31, 2008 was $9,628,304 as compared to $3,098,535 for the year ended December 31, 2007, an increase in net loss of $6,529,769 (or approximately 211%). This increase was mainly due to the goodwill impairment charges.

2.   Liquidity and Capital Reserve
As of December 31, 2008, the Company had cash of $14,919, as compared to the ending cash balance at of December 31, 2007 in the amount of $211,603, a decrease of $196,684 (or approximately 93%).

Net cash used in operating activities was $979,976 for the year ended December 31, 2008, compared to $970,660 for the same corresponding period cash used in 2007. The increase in net cash used in operations reflects increase of administrative expenses in China due to expansion of its operations..

Net cash provided by financing activities was $745,288 for the year ended December 31, 2008, compared to $1,213,679 for the year ended December 31, 2007. All the proceeds was financed by the convertible loans and loans from directors.

As of December 31, 2008, total current liabilities exceeded total current assets by $1,847,819 compared to $757,791 at December 31, 2007. Shareholders, directors and related party advances comprise $519,964 of the current liabilities, compared to $228,293 at December 31, 2007. Current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd., $157,727 owing to Kok Keng Low, the Company’s director and Chief Operating Officer, $63,975 owing to Jee Sam Choo, the Company’s director and Chairman of the Board, $143,763 owing to King K. Ng, the Company’s director and Chief Executive Officer, $77,233 owing to Yu Hua Chen, the Company’s director and Chief Officer – China, $49,158 owing to Thomas Wong, Chief Financial Officer and $17,578 owing to a company controlled by Katherine YL Tung, and $10,530 to Katherine YL Yung, the Company’s secretary and Treasurer.

3.   Financial Condition
As of December 31, 2008, the Company’s consolidated cash and cash equivalents totaled $14,919. Cardtrend International Inc. had a cash balance of $5,365 while Cardtrend Systems, Interpay International Group of companies, Asia Payment Systems (HK) Group, Asia Payment Systems (Singapore), Global Uplink Ltd. Asia Payment Systems (Singapore) and Asia Payment Systems (China) had a cash balance of $381, $838, $1,335, $3,687, $100 and $3,213, respectively, which are available to use by the respective subsidiaries to meet their commitments and on-going requirements. The Company believes that with the exception of Cardtrend Systems, the Company and its other subsidiaries have insufficient funds to operate their existing business. The Company’s goal is for all its active subsidiaries to curtail their expenses and be self sufficient for their respective operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

*	First, the Company’s Business Units will attempt to successfully implement their business plans, manage expenditures according to their budgets, and generate positive cash flow from their operations;

*	Second, the Company’s Business Units will attempt to each develop an effective marketing and sales strategy in order to grow the Company’s businesses and compete successfully in the Company’s markets;

*	Third, the Company will attempt to increase positive cash flow with respect to the Company’s Processing Business undertaken by Cardtrend Systems in order to provide the Company with cash flow.

The Company has established a management plan to guide the Company and its subsidiaries in curtailing their expenses and generate cash flows from operations during 2009. The major components of the plan are discussed on the subsection of Item 6 Part II entitled “Management Initiatives & Plans” of this Annual Report. No assurance can be given that the Company will be successful in implementing the plan. The Company’s revenues and cash flows from operations depend on many factors including the success of the Company’s marketing programs, the maintenance and reduction of expenses and the Company’s ability to successfully forming joint venture companies and acquiring companies.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. In 2008, the Company incurred a net loss of $9,628,304 (as compared to $3,098,535 in 2007), and a negative cash flow from operations of $979,976 (as compared to $970,660 in 2007). As of December 31, 2008, the Company had a working capital deficit of $1,847,821 (as compared to $757,791 as at December 31, 2007) and an accumulated deficit of $24,141,441 (as compared to $14,513,137 as at December 31, 2007). The independent auditor's report on the Company's December 31, 2008 financial statements included in this Annual Report states that the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4.   Contractual Obligations
The Company’s contractual obligations as required to be disclosed by Item 303(a)(5) of Regulation S_K are tabulated as follows:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	$4,780	$4,780	$-	$-	$-
Operating Lease Obligations	$172,560	$99,914	$72,646	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$-	$-	$-	$-	$-
Total	$177,340	$104,694	$72,646	$-	$-

The following summarizes the Company’s significant short-term contractual obligations as of December 31, 2008, and the effect such obligations were expected to have on the Company’s liquidity and cash flows in future periods:

*
The conversion of $200,000 Convertible Loan on May 6, 2009 into shares of common stock of the company, which the Company believed, would not have any impact on the Company’s liquidity and cash flow in the future periods;

*
The redemption during 2009 of any or all other convertible loans totaling $589,041 instead of converting to shares of common stock of the Company, which the Company believed would have great impact on the Company’s liquidity and cash flow in the future periods.

The expected timing or payment of obligations discussed above was estimated based on information known to the Company as at December 31, 2008. Timing of payments and actual amounts paid may be different depending on changes to agreed-upon amounts for some obligations and the options on the part of the lenders to demand for repayment of loans (plus interests) in cash or converting such loans to shares of the Company’s common stock.
5.   Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

6.   Inflation
The effect of inflation on the Company's revenue and operating results was not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.   FINANCIAL STATEMENTS

Cardtrend International Inc.

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)	F-2

Report of Independent Registered Public Accounting Firm, RBSM LLP	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity	F-6 – F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to the Consolidated Financial Statements	F-10 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
Cardtrend International Inc.

We have audited the accompanying consolidated balance sheet of Cardtrend International Inc. and its subsidiaries (“the Company”) as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the year ended December 31, 2008. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of their income and their cash flows for the year ended December 31, 2008 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZYCPA COMPANY LIMITED

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Cardtrend International Inc. and Subsidiaries
Seattle, WA

We have audited the accompanying consolidated balance sheets of Cardtrend International Inc. and Subsidiaries (the “Company”), as of December 31, 2007, and the related statements of operations, stockholder’s equity and cash flows for the year then ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cardtrend International Inc. and Subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the year then ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

           RBSM LLP

New York, New York
April 12, 2008

CARDTREND INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,919	$211,603
Accounts receivable, net of allowance for doubtful accounts of $36,986 and $6,381
as of December 31, 2008 and 2007, respectively	223,933	521,625
Inventories	2,693	2,716
Other receivables and prepayments	67,428	15,473
Total current assets	308,973	765,417

Plant and equipment, net	393,314	555,489
Goodwill	153,212	5,961,793
Intellectual property, net of accumulated amortization of $216,667 and $116,667 as of
December 31, 2008 and 2007, respectively	283,333	383,333
Other assets and deposits	-	38,701
TOTAL ASSETS	$1,138,832	$7,690,733

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$26	$526,919
Deferred revenue	80,541	7,488
Accrued liabilities and other payables	1,085,369	637,829
Due to related parties	519,964	228,293
Loan payable	104,671	108,679
Convertible promissory note, net of unamortized discount $0 as of December 31, 2008	366,223	-

Total current liabilities	2,156,794	1,509,208

Derivative liability
Convertible promissory note, net of unamortized discount of $576,986 as of December 31, 2007	-	223,014

Total liabilities	2,156,794	1,732,222

Commitments and contingencies
Minority interest	-	-
Stockholders’ (deficit) equity:
Preferred stock
10,000,000 authorized preferred shares of $0.001 par value, 0 and 6,000,000 shares issued and
outstanding as of December 31, 2008 and 2007, respectively	-	6,000
Common stock
250,000,000 authorized common shares of $0.001 par value, 155,818,136 and
82,408,276 shares issued and outstanding as of December 31, 2008 and 2007, respectively	155,818	82,408
Additional paid-in capital	23,504,772	21,269,252
Deferred stock based compensation	(666,666)	(977,563)
Accumulated deficits	(24,141,441)	(14,513,137)
Accumulated other comprehensive income	129,555	91,551

Total stockholders’ (deficit) equity	(1,017,962)	5,958,511

Total liabilities and stockholders’ (deficit) equity	$1,138,832	$7,690,733

See accompanying notes to consolidated financial statements
F-4

CARDTREND INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
REVENUE, NET
Sales	$1,059,902	$1,727,392
Sales, related party	668,420	-

Total revenue, net	1,728,322	1,727,392
COST OF REVENUE (exclusive of depreciation and amortization)	(1,076,889)	(1,307,581)

GROSS PROFIT	651,433	419,811

OPERATING EXPENSES:
Depreciation and amortization	301,885	213,053
Allowance for doubtful accounts	30,194	-
Stock based compensation	864,160	1,131,934
Consulting and management service fee, related party	44,262	-
Impairment loss on goodwill	5,809,130	-
Selling, general and administrative expenses	2,191,289	1,771,099
Total operating expenses	9,240,920	3,116,086

LOSS FROM OPERATIONS	(8,589,487)	(2,696,275)

OTHER INCOME (EXPENSES):
Net change in fair value of derivative liability	-	348,402
Amortization of debt discount	(879,263)	(666,003)
Interest income	9,691	-
Interest expense	(1,359)	-
Interest expense – convertible promissory note	(57,055)	-
Loss from equity investment	-	(105,263)
Loss on disposal of subsidiaries	(85,629)	-
Write-off on other assets and deposits	(25,202)	-
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(9,628,304)	(3,119,139)

Minority interest	-	21,892
Income taxes	-	(1,288)

NET LOSS	$(9,628,304)	$(3,098,535)

Other comprehensive income:
Foreign currency translation gain	38,004	48,838

COMPREHENSIVE LOSS	$(9,590,300)	$(3,049,697)

Net loss per share - basic and diluted	$(0.07)	$(0.06)

Weighted average shares outstanding- basic and diluted	144,715,542	55,682,478

See accompanying notes to consolidated financial statements.
F-5

CARDTREND INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)

								Accumulated
						Deferred		other
	Common stock		Preferred stock		Additional	stock based	Accumulated	comprehensive
	No. of shares	Amount	No. of shares	Amount	paid -in capital	Compensation	deficits	income	Total
Balance as of January 1,
2007	48,057,836	$48,058	6,000,000	$6,000	$17,285,905	$(771,608)	$(11,414,602)	$42,713	$5,196,466

Common stock issued
for consulting services	1,250,000	1,250	-	-	44,250	-	-	-	45,500

Common stock issued
in exchange of debt	9,494,374	9,494	-	-	751,266	-	-	-	760,760

Common stock issued
for convertible promissory l
notes	13,606,066	13,606	-	-	408,182	-	-	-	421,788

Common stock issued
in lieu of sign-on bonus	10,000,000	10,000	-	-	790,000	-	-	-	800,000

Stock based compensation	-	-	-	-	9,800	(845,500)	-	-	(835,700)

Amortization of
deferred compensation	-	-	-	-	472,785	669,045	-	-	1,141,830

Adjustment to re-class
warrant liability to equity	-	-	-	-	291,799	-	-	-	291,799

Beneficial conversion
feature			-	-	1,205,461	-	-	-	1,205,461

Reversal of stock
based compensation	-	-	-	-	9,804	(29,500)	-	-	(19,696)

Foreign currency translation
Adjustment	-	-	-	-	-	-	-	48,838	48,838

Net loss for the year	-	-	-	-		-	(3,098,535)	-	(3,098,535)

Balance as of
December 31, 2007	82,408,276	82,408	6,000,000	6,000	21,269,252	(977,563)	(14,513,137)	91,551	5,958,511

Conversion of Series A
preferred stock into
common stock at 1:5	17,500,000	17,500	(3,500,000)	(3,500)	(14,000)	-	-	-	-

Conversion of Series B
preferred stock into
common stock at 1:10	25,000,000	25,000	(2,500,000)	(2,500)	(22,500)	-	-	-	-

Cancellation of shares
payment of debts	(677,303)	(678)	-	-	(41,401)	33,751	-	-	(8,328)

Common stock issued in
exchange of debts	3,023,119	3,023	-	-	148,132	-	-	-	151,155

F-6

								Accumulate
						Deferred		other
	Common stock		Preferred stock		Additional	stock based	Accumulate	comprehensive
	No. of shares	Amount	No. of shares	Amount	Paid -in	Compensation	Deficits	income	Total

Common stock issued for
convertible promissory
Note	17,133,263	17,134	-	-	704,978	-	-	-	722,112

Common stock issued for
compensation on early
Termination	9,330,781	9,331	-	-	66,302	-	-	-	75,633

Common stock issued for
consulting services	2,100,000	2,100	-	-	18,900	-	-	-	21,000

Disposal of an investment in
a subsidiary	-	-	-	-	84,000	-	-	-	84,000

Stock based compensation	-	-	-	-	567,212	-	-	-	567,212

Amortization of deferred
stock based compensation	-	-	-	-	-	277,146	-	-	277,146

Beneficial conversion feature	-	-	-	-	723,897	-	-	-	723,897

Net loss for the year	-	-	-	-	-	-	(9,628,304)	-	(9,628,304)

Foreign currency
translation adjustment	-	-	-	-	-	-	-	38,004	38,004

Balance as of
December 31, 2008	155,818,136	$155,818	-	$-	$23,504,772	$(666,666)	$(24,141,441)	$129,555	$(1,017,962)

See accompanying notes to consolidated financial statements.
F-7

CARDTREND INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in United States Dollars (“US$”))

	As of December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,628,304)	$(3,098,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,885	213,053
Impairment loss on goodwill	5,809,130	-
Loss on disposal of subsidiaries	85,629	-
Amortization of debt discount	879,263	628,475
Stock based compensation	864,160	1,131,934
Stock issued for settlement of interest	-	16,788
Stock issued for settlement of accrued liabilities	-	760,760
Change in derivative liability	-	(348,402)
Minority interest	-	(21,892)
Loss from equity investment	-	105,263
Change in discount on convertible promissory loan	(725,095)	-
Allowance for doubtful debts	30,194	6,381
Write-off on other assets and deposits	25,202	-
Changes in operating assets and liabilities:
Accounts receivable	267,498	(218,227)
Other receivables	(20,192)	4,469
Inventories	23	(15,580)
Accounts payable	(526,893)	-
Accrued liabilities and other payables	1,584,471	(40,681)
Deferred revenue	73,053	(94,466)

Net cash used in operating activities	(979,976)	(970,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of plant and equipment	-	(359,453)
Prepayment of acquisition	-	(64,062)

Net cash used in investing activities	-	(423,515)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	-	8,679
Repayment of loan payable	(4,008)	-
Advances from related parties	291,671	-
Proceeds from convertible promissory note	457,625	1,205,000

Net cash provided by financing activities	745,288	1,213,679

Effect of exchange rate changes on cash and cash equivalents	38,004	48,837

NET CHANGE IN CASH AND CASH EQUIVALENTS	(196,684)	(131,659)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	211,603	343,262

CASH AND CASH EQUIVALENTS, END OF YEAR	$14,919	$211,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$683	$-

F-8

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for settlement of accrued interest and debt	393,816	421,788
Discount on convertible promissory notes	136,054	(1,205,462)
Stock issued for services	21,000	1,131,934
Stock issued for settlement of accrued expenses	-	760,760
Stock issued for convertible promissory notes	722,111	-
Stock issued for acquisition	21,000	-
Stock rescinded	63,078	-
Extinguishment of derivative liability	-	291,799
Amortization of stock based compensation	988,027	-

See accompanying notes to consolidated financial statements.
F-9

CARDTREND INTERNATIONAL INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))

1.  ORGANIZATION AND BUSINESS BACKGROUND

Cardtrend International Inc. ("CDTR") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. In November 2003, the name was changed to Asia Payment Systems Inc. On July 24, 2007, the Company further changed its current company name to Cardtrend International Inc.

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

On October 9, 2008, the Company incorporated a new wholly owned subsidiaries namely Cardtrend Inc. with 250,000,000 shares of authorized common stock with a par value of $0.001 per share and 15,000,000.shares of preferred stock with a par value of $0.001 per share. As of December 31, 2008, 200,000 shares of common stock with a par value of $0.001 per share were issued and outstanding. The principal activity of Cardtrend Inc. is to engage in the provision of provision of payment and loyalty cards related services.

On October 21, 2008, the Company incorporated another new wholly owned subsidiaries namely Global Uplink Inc. with 250,000,000 shares of authorized common stock with a par value of $0.001 per share and 15,000,000.shares of preferred stock with a par value of $0.001 per share. As of December 31, 2008, 200,000 shares of common stock with a par value of $0.001 per share were issued and outstanding. The principal activity of Cardtrend Inc. is to engage in the provision of data and business processes outsourcing services.

On November 24, 2008, the Company entered into a share repurchase agreement with the previous shareholders of SMSBIZ, YAP and CHUA, to dispose all the shares of common stock of SMSBIZ in consideration for the return of 7,000,000 shares restricted common stock of the Company previously issued to them pursuant to the SEA completed on September 8, 2008.

Details of the Company’s subsidiaries are described below:
	Place of incorporation	Principal activities	Particulars of issued/	Effective
Name	and kind of legal entity	And place of operation	registered share capital	interest held
Asia Payment Systems (HK) Limited	Hong Kong, a limited	Provision of data and business	100 issued shares of	100%
(“APSHK”)	liability company	processes outsourcing services	Common stock of HK$1 each

Asia Payment Systems	PRC, a limited	Provision of data & business	US$1,000,000	100%
(China) Company Limited	liability company	processes outsourcing services and
(“APS china”)		issuance of payment/loyalty cards

Global Uplink Limited	Hong Kong, a limited	Marketing of business processes	10,000 issued shares of	100%
(“GUL HK”)	liability company	outsourcing services in Hong Kong	common stock of HK$1 each

Asia Payment Systems Pte. Ltd.	Singapore, a limited	Dormant	20 issued shares of	100%
(“APS Singapore”)	liability company		common stock S$1 each

Welway Development Limited	Hong Kong, a limited	Dormant	100,000 issued shares of	100%
(“WDL”)	liability company		common stock of HK$1 each

Cardtrend Systems Sdn. Bhd.	Malaysia, a limited	Provision of IT solution for payment	700,000 issued shares of	100%
(“Cardtrend Systems”)	liability company	Cards and loyalty cards in Asia and	common stock of
		Middle East regions	MYR 1 each

Interpay International Group Ltd.	British Virgin Islands,	Holding company of Interpay’s group	100 issued shares of	100%
(“IIG”)	a limited liability company	of companies in Asia	common stock US$1 each

Interpay International Franchising Ltd.	British Virgin Islands,	Franchising/licensing of payment card	100 issued shares of	100%
(“IIF”)	a limited liability company	and loyalty card products	common stock of US$1 each
F-10

	Place of incorporation	Principal activities	Particulars of issued/	Effective
Name	and kind of legal entity	And place of operation	registered share capital	interest held
Interpay International Associates Ltd.	British Virgin Islands,	Provision of management and technical	100 issued shares of	100%
(“IIA”)	a limited liability company	services for payment and loyalty cards	common stock US$1 each

Interpay International Resources Ltd.	British Virgin Islands,	Holding company of joint venture	100 issued shares of	100%
(“IIR”)	a limited liability company	payment and loyalty cards companies	common stock US$1 each

Interpay Asia Sdn. Bhd.	Malaysia, a limited	Provision of general and financial	2 issued shares of	100%
(“IA”)	liability company	management services for	common stock of MYR 1 each
		Cardtrend International group

Interpay International M-Commerce Pte. Ltd.	Singapore, a limited	Dormant	2 issued shares of	100%
(“IIM”)	liability company		common stock of SGD$1 each

Etop International Pte. Ltd. (Formerly	Singapore, a limited	Holding company of joint venture	2 issued shares of	100%
Interpay International Airtime Pte. Ltd.) (“EI”)	limited liability company	Prepaid companies in Asia	common stock of SGD$1 each

Etop Services (Malaysia) Sdn. Bhd.	Malaysia, a limited	Distribution of third parties’ prepaid	200,000 issued shares of	60%
(“Etop Malaysia”)	liability company	products and services electronically	common stock of MRY 1 each
		in Malaysia	and 1,020,000 issued shares
			of preferred stock of MRY 1 each

Payment Business Solutions Sdn. Bhd.	Malaysia, a limited	Distribution of prepaid IDD call cards	2 issued shares of common	100%
(“PBS”)	liability company	in Malaysia	stock of MYR 1 each

Cardtrend Inc.	USA, a limited	Provision of payment and	200,000 issued shares of	100%
	liability company	loyalty cards related services	common stock of $0.001 each

Global Uplink Inc.	USA, a limited	Provision of data and business	200,000 issued shares of
	liability company	processes outsourcing services	common stock of $0.001 each	100%

2.   GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the year ended December 31, 2008, the Company incurred a net loss of $9,628,304 and generated a negative cash flow of $979,977 from operating activities. At December 31, 2008, the Company had a working capital deficiency of $1,847,819 and the accumulated deficits of $24,141,441. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The continuation of the Company is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of the Company’s ability to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of estimates
In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

Principles of consolidation
The consolidated financial statements include the financial statements of CDTR and its subsidiaries.

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

Inventories
Inventories consisted of computer hardware and parts and they are recorded at the lower of cost or market value using the first-in-first-out method. As of December 31, 2008 and 2007, inventories were $2,693 and $2,716, respectively.

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

For the year ended December 31, 2008, the Company tested for impairment in accordance with the SFAS No. 142 and an impairment loss of $5,809,130 was charged to the statement of operations.

Intellectual property
Intellectual property represented internal developed card system software with a historical cost of $500,000. Amortization is calculated on the straight-line basis over the expected useful life of 5 years.

For the years ended December 31, 2008 and 2007, the amortization expense was $100,000 and $100,000, respectively.

Impairment of long-lived assets
Long-lived assets primarily include plant and equipment and intellectual property. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment as of December 31, 2008 or 2007.

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

(c)         Interest income
Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Cost of revenue
Cost of revenue included cost of computer hardware and parts, prepaid phone cards and labor costs.

Deferred revenue
Revenue from processing business received in advance from rendering of service is recorded as deferred revenue and are amortized into revenue ratably over the related contract period.

Advertising expense
Advertising costs are expensed as incurred under SOP 93-7, “Reporting for Advertising Costs”. The Company incurred no such cost for the years ended December 31, 2008 and 2007.

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

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2008 and 2007.

The Company conducts its major businesses in the PRC, Hong Kong and Malaysia and is subject to tax in these jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the local and foreign tax authority.

Net loss per share
The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of the Company’s subsidiaries into US$1 has been made at the following exchange rates for the respective year:

	2008	2007
Year end HKD : US$1 exchange rate	7.7507	7.8049
Average period HKD : US$1 exchange rate	7.7874	7.80255
Year end Renminbi: US$1 exchange rate	6.8542	7.3141
Average period Renminbi: US$1 exchange rate	6.9623	7.6172
Year end RM: US$1 exchange rate	3.4872	3.3151
Average period RM: US$1 exchange rate	3.3391	3.44714
Year end SGD: US$1 exchange rate	1.4426	1.4467
Average period SGD: US$1 exchange rate	1.4156	1.5072

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

Stock based compensation
The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

Retirement plan costs
Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables and prepayments, accounts payable, loan payable, accrued liabilities and other payables and due to related parties.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

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

Recently accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

4. ACQUISITION AND DISPOSAL OF SMS BIZ SDN. BHD.

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

The acquired assets and assumed liabilities of SMS BIZ were recorded at their carrying value of $230,247 and $447,369, respectively at the date upon SMS BIZ, YAP and CHUA delivered all the required deliveries as stated in the SEA to the Company (the “Closing Date”). The accounting date of the acquisition was August 31, 2008 and was accounted for under the purchase method. The fair value of $105,000 of the restricted common stocks issued to YAP and CHUA was based on the average quoted market price of the common stock on the Closing Date plus the three trading days before and after the Closing Date. Goodwill of $322,122 was resulted as the purchase consideration exceeded the carrying value of the net liabilities acquired. Prior to the signing of the SEA, the Company performed a purchase price determination using a combination of discounted cash flow method and price-earning method.  It was determined that the fair value of SMS BIZ exceeded the purchase price of 100% of the interest of SMS BIZ based on the Company's expectation of a net present value based on a discount of 18% per annum and a price earning of 8 for the type of industry SMS BIZ is in.

The purchase price as of the acquisition date of August 24, 2008 was allocated as follows:
Current assets	$230,247
Goodwill	322,122
Less: liabilities acquired	(447,369)
Purchase price	$105,000

The following unaudited pro forma results of operations for the year ended December 31, 2008 and 2007 assume that the acquisition of SMS Biz occurred on January 1, 2008 and 2007, respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	For the years ended December 31,
	2008	2007
Net revenue	$245,313	$47,971
Net loss	(2,460,042)	(4,094,571)
Loss per share	$(0.02)	$(0.12)

On November 24, 2008, the Company entered into an agreement to sell back its entire interest in SMS BIZ to the previous shareholders for the return by the said shareholders all the 7 million shares of the Company’s common stock previously issued to them. The Board of Directors approved the sell-back after due considerations given to the sharp drop in sale due to the adverse impact of the global economic crisis and the confession by the said shareholders that they would not be in a position to subscribe for the additional capital within the next 24 months as called for prior to the closing of the SMS BIZ SEA. The Company recorded a loss on disposal of SMS BIZ of $85,629.

5.   ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. As of December 31, 2008, the Company has total account receivables amounted to $223,933 as compared to $521,625 as at December 31, 2007. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. For the years ended December 31, 2008 and 2007, the Company made the allowance for doubtful accounts of $30,605 and $6,381, respectively.

6.     OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the followings:

	As of December 31,
	2008	2007

Prepayments	$17,659	$9,773
Utility and rental deposits	18,620	-
Other taxes recoverable	10,291	-
Other receivables	20,858	5,700
	$67,428	$15,473

7.   PLANT AND EQUIPMENT, NET

As of December 31, 2008 and 2007, plant and equipment consisted of office equipment and renovation totally an aggregate cost of $757,676 and $698,505, respectively with their accumulated depreciation of $64,362 and $143,016. Depreciation expense for the years ended December 31, 2008 and 2007 were $201,885 and $113,053 respectively.

8.   GOODWILL

Goodwill represented the difference between the aggregate consideration paid for the acquisition and the fair value of the net tangible and intangible assets of SMS BIZ in September 2008, GUL HK during 2007 and Cardtrend Systems and IIG group of companies during 2006.

On September 8, 2008, the Company acquired all the shares of SMS BIZ in exchange for the issuance of 7,000,000 shares restricted common stock of the Company and a goodwill of $322,122 was recorded. Subsequent on November 24, 2008, the Company cancelled 7,000,000 shares of common stock valued at $21,000 pursuant to the return of the shares by the previous shareholders of SMS BIZ in consideration for the purchase of SMS BIZ. The goodwill of $322,122 was fully reversed for the disposal (see Note 4).

On October 31, 2007, the Company’s subsidiary in Hong Kong, APS HK, completed its acquisition of GUL HK. APS HK paid a total cash consideration of approximately $64,610 (equivalent to HK$500,000) for the acquisition. The total cash consideration is attributed to goodwill as there was no net asset value in GUL HK as of the date of completion. GUL HK is engaged in the provision of marketing of data and business processes outsourcing services and issuance of payment cards and loyalty cards in the mainland China. For the year ended December 31, 2008, GUL HK did not perform to the management’s expectation due to lack of business development fund. As the current adverse global economic crisis, the management of the Company determined that no further capital will be contributed to GUL HK and therefore a positive business growth will not be expected in GUL HK.

On September 28, 2006, the Company merged with Cardtrend Systems in exchange for the issuance of 2,500,000 shares of the Company’s Series B Preferred Stock which are convertible to 25,000,000 shares of the Company’s common stock. The 2,500,000 shares of Series B Preferred Stock had a fair value of $3,464,286 at September 28, 2006, as estimated by an independent valuation firm, of which $2,625,474 is attributable to goodwill and $500,000 to the fair value of the software developed and owned by Cardtrend Systems as estimated by an independent valuation. Cardtrend Systems is a provider of software solutions to operators of payment cards and loyalty cards. On January 2, 2008, the Company approved the conversion of 2,500,000 shares of Series B Preferred Stock at a conversion ratio of 1:10 into 25,000,000 shares of restricted common stock with a par value of $0.001 per share (see Note 11). Cardtrend System is engaged in the provision of IT solution for payment cards and loyalty cards in Asia and Middle East regions. For the year ended December 31, 2008, most of the prospective clients that Cardtrend Systems had approached and solicited during the year were all tightened their expenditure budget, except for a petroleum company in Malaysia which has entered a sales contract with Cardtrend Systems of approximately $570,000 (equivalent to MYR 2,000,000) with a yearly maintenance fee of approximately $28,500 (equivalent to MYR 100,000) subsequently in February 2009. Therefore, the management of the Company is of the opinion that Cardtrend System would experience a negative growth in the next few years.

On May 18, 2006, the Company acquired all the shares of IIG group of companies in exchange for the issuance of 3,500,000 shares of Series A Preferred Stock which were convertible to 17,500,000 shares common stock of the Company. The 3,500,000 shares of Series A Preferred Stock had a fair value of $3,975,000 at May 18, 2006, as estimated by an independent valuation firm, of which, $3,272,258 is attributable to goodwill. IIG group is an operator of payment cards and loyalty cards. On January 2, 2008, the Company approved the conversion of 3,500,000 shares of Series A Preferred Stock at a conversion ratio of 1:5 into 17,500,000 shares of restricted common stock with a par value of $0.001 per share (see Note 11). The two income generating subsidiaries under the IIG group are mainly engaged in the distribution of third parties prepaid IDD call cards, prepaid mobile phone cards and services electronically in Malaysia. For the year ended December 31, 2008, the management of the Company is of the opinion that the Company will depart away from the prepaid business as a substantial reduction of demand for the prepaid cards is foreseen due to the change of Malaysian government policy in reducing numbers of foreign workers during the last quarter of 2008.

For the year ended December 31, 2008, the management of the Company evaluated the recoverability of the goodwill using a combination of discounted cash flow method and price-earning method to determine the fair value of IIG group, Cardtrend Systems and GULHK. The tests resulted that the fair value of each of IIG group, Cardtrend Systems, and GULHK is less than the carrying value of goodwill and therefore the Company recognized the impairment charge for the aggregate amount of $5,808,581, consisting of (i) the goodwill on IIG group amounting to $3,272,258 was totally impaired; (ii) the goodwill on Cardtrend Systems was impaired by $2,472,262, leaving an amount of $153,212 and (iii) the goodwill on GULHK amounting to $64,610 was totally impaired. For the year ended December 31, 2007, there was no impairment loss recognized.

9.   ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:
	As of December 31,
	2008	2007
Accrued expenses	$468,340	$205,577
Other tax payables	-	1,064
Salaries and expenses owed to employees	271,704	62,486
Other payables	345,325	368,702
Total	$1,085,369	$637,829

Other payables consisted of temporary advances from independent third parties with no interest bearing, unsecured and have no fixed terms of repayment.

10.  INCOME TAX

For the year ended December 31, 2008, the local (“United States”) and foreign components of loss from operations before income taxes and minority interest were comprised of the following:

Tax jurisdictions from:
- local	$(8,890,992)
- foreign	(736,763)
Loss before income taxes and minority interest	$(9,627,755)

For the year ended December 31, 2008, no provision for income tax has been made as the Company did not have any assessable profits for the year.

For the year ended December 31, 2007, the provision for income tax of $1,288 related to foreign income tax incurred from the PRC tax agent.

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

United States of America
The Company is registered in the State of Nevada and is subjected to the United States of America tax law.

As of December 31, 2008, the U.S. operation had $8,890,992 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019. The Company has provided for a full valuation allowance of $3,022,937 for future tax benefits from net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong
As of December 31, 2008, the Hong Kong profits tax rate was 16.5%. For the year ended December 31, 2008, no Hong Kong profits tax has been provided for as the Company’s subsidiaries operating in Hong Kong incurred an operating loss of $92,149.

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

For the year ended December 31, 2008, no provision for corporate income tax has been made as APS China incurred an operating loss of $527,986.

Singapore
Pursuant to the Singapore Income Tax Laws, the Corporate Income Tax is at a statutory rate of 20%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted. No provision for Singapore Corporate Income Tax has been made as the subsidiaries operating in Singapore incurred an operating loss of $2,087 for the year ended December 31, 2008.

Malaysia
Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 26%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiaries operating in Malaysia incurred a total operating loss of $111,801 for the year ended December 31, 2008, net of an operating income of $31,880 from Cardtrend Systems for the year ended December 31, 2008. As Cardtrend System has been awarded a Multimedia Super Corridor (MSC) certificate by the government of Malaysia in July 2004, the annual operating income generated is fully tax exempted for a period of up to 10 years.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2008 is as follows:

Loss before income taxes from operation	$(101,113)
Statutory income tax rate	26%
Income tax expense at statutory rate	(26,289)
Effect from tax holiday	(12,744)
Tax effect on non-deductible expenses	25,183
Tax effect on tax allowances	(2,722)
Net operating losses carryforward	16,572

Income tax expense	$-

British Virgin Islands
Under the current BVI law, those BVI subsidiaries are not subject to tax on income. For the year ended December 31, 2008, the Company’s subsidiaries incurred a loss from operations of $2,740.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008:

Deferred tax assets:
Net operating loss carryforward
- United States	$3,022,937
- Hong Kong	15,205
- China	131,996
- Malaysia	29,068
- Singapore	417
Less: valuation allowance	(3,199,623)
Net deferred tax assets	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,199,623 and $1,053,502 as of December 31, 2008 and 2007, respectively. During 2008, the valuation allowance increased by $2,146,121, primarily relating to net operating loss carryforwards from the local and foreign tax regimes.

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

As of December 31, 2008 and 2007, there was 0 and 6,000,000 shares issued and outstanding preferred stock, respectively.

Common Stock
The Company is authorized to issue 250,000,000 shares of common stocked with a par value of $0.001 per share.

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

On January 22, 2008 and February 1, 2008, an aggregate of 11 convertible promissory notes with a total value of $722,112 were converted into equity for 17,133,263 shares of commons stock of the Company upon their maturities (See Note 14).

On May 20, 2008, 562,500 shares of common stock valued at $33,751 were cancelled due to termination of a contract with a consulting services firm.

On August 31, 2008, the Company issued 1,931,900 shares of free trading common stock value at $38,638 for the compensation of three months salaries for an early termination of an employee (See Note 12).

On September 8, 2008, the Company issued 7,000,000 shares of restricted common stock valued at $105,000 for the exchange of all issued and fully paid up shares of SMS BIZ. Subsequently on November 24, 2008, the Company cancelled 7,000,000 shares of common stock valued at $21,000 pursuant to the return of the shares by the original shareholders of SMS BIZ in consideration for the purchase of SMS BIZ (See Note 4).

On September 12, 2008, the Company issued 2,100,000 shares of restricted common stock at a market fair value of $0.01 per share for the consulting services rendered (See Note 13).

On September 19, 2008, the Company issued 3,696,938 shares of restricted common stock valued at $18,485 for the compensation of early termination to an employee (See Note 13).

On September 22, 2008, the Company issued 3,701,943 shares of restricted common stock valued at $18,510 for a partial compensation of early termination to an employee (See Note 13).

On September 23, 2008, the Company cancelled 31,891 shares of common stock valued at $2,328 due to a clerical error from the overpayment of salary to a former employee.

As of December 31, 2008 and 2007, the Company had 155,818,136 and 82,408,276 shares of common stock issued and outstanding.

12.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated:
	For the years ended December 31,
	2008	2007
Basic and diluted net loss per share calculation
Numerator:
Net loss in computing basic net loss per share	$9,628,304	$3,098,535

Denominator:
Weighted average ordinary shares outstanding	144,715,542	55,682,478

Basic and diluted net loss per share	$0.07	$0.06

Since the Company reported a net loss for the years ended December 31, 2008 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive.

13.   STOCK BASED COMPENSATION

Options
In 2004, 2005 and 2007, the Company approved non-qualified incentive stock option plans (the "2004 Plan", the “2005 Plan” and the “2007 Plan”, or collectively, the “Registered Option Plans”) for the benefit of employees or other persons associated with the Company. In accordance with the 2004 Plan, 2005 Plan, and 2007 Plan, the Company is authorized to grant stock options for the purchase of 5,000,000, 5,000,000 and 25,000,000 unrestricted shares of common stock, respectively. The Company decided to enact an unregistered stock option plan in 2006 to accommodate stock options granted outside of the Registered Option Plans for the benefit of employees and persons associated with the Company to purchase restricted shares of common stock (“2006 Unregistered Plan”).

On January 1, 2008, the Company granted options to two new employees to each purchase 250,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.08 per share. The fair values of these option were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility between 208%; (3) risks free interest rates between 3.34%; (4) expected lives of 1 year; and (5) at a market price $0.04. The fair value will be amortized and expensed over five year, the contract period for the employment of the two employees.

On January 1, 2008, the Board of Directors approved the granting of options to 2 consultants to each purchase 50,000 shares of the Company’s common stock under the 2007 Plan at an exercise price of $0.08 per share. The fair values of these options were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 208%; (3) risks free interest rates of 3.34%; (4) expected lives of 1 year; and (5) at a market price $0.04. The fair values were amortized and expensed over one year, the contract period for the provision of business development and advisory services in China.

On January 14, 2008, the Company granted options to 7 employees and 3 officers to purchase a total of 3,023,139 shares of the Company’s common stock (105,020 under the 2004 Plan, 919,000 under the 2005 Plan and 1,999,119 under the 2007 Plan) at an exercise price of $0.05 per share with immediate vesting to settle salaries owing to them as at December 31, 2007 and advances made by them for the Company’s expenses totaling $151,156. The fair values of these options were computed using a Black- Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility 212%; (3) risks free interest rates between 3.20%; (4) expected lives of 1 day; and (5) at a market price $0.05. The fair values were expensed off at the time of granting the options.

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

On August 5, 2008, the Company granted an option under the Unregistered Plan to four employees and four directors each to purchase 300,000 restricted shares of the Company’s common stock at an exercise price of $0.02 per share, with a vesting provision of 25,000 shares and 75,000 shares for employees and directors, respectively at the end of every three months commencing from September 30, 2008 for a one year term. The fair value of these options amounting to $40,800 were computed using a Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 236%; (3) risks free interest rates of 2.26% to 2.83%; (4) expected lives of 3 years; and (5) at a market price $0.02.

On August 31, 2008, the Company granted options under the 2004 Plan, 2005 Plan and 2007 Plan to a former employee to purchase 683,000 shares, 250,000 shares and 998,900 shares, respectively of the Company’s common stock at an exercise price of $0.02 per share to compensate the early termination. The former employee immediately exercised all the options on the same day (See Note 11).

On September 5, 2008, a group of officers and directors of the Company voluntarily cancelled an aggregate amount of options of 8,150,000 shares (including those shares which were vested and unexercised) under 2007 Plan which the Company granted at an exercise price ranging from $0.08 to $0.10 per share on February 26, 2007. On the same day, the Company granted those officers and directors an option each under the Unregistered Plan to purchase an aggregate of 8,150,000 shares restricted common stock of the Company at an exercise price of $0.02 per share.

On September 5, 2008, the Company adjusted the exercise price of an aggregate amount of options of 5,850,000 shares under the 2007 Plan which granted to 12 middle management employees of the Company on February 26, 2007 from ranging $0.08 to $0.10 per share to $0.02 per share. The Company recorded and expensed $18,800 as additional fair value due to modification of exercise price.

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

On September 22, 2008, the Company adjusted the exercise price of options of 100,000 shares granted under the 2007 Plan to the Secretary and Treasurer of the Company on April 7, 2008 from $0.05 per share to $0.02 per share. The Company recorded and expensed $100 as additional fair value due to modification of exercise price.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) in the fiscal years 2008 and 2007 is presented below:
			Unregistered			Average
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Exercise Price
Balance as of January 1, 2007	583,000	1,030,000	11,350,000	-	12,963,000	$0.200
Granted	-	-	750,000	22,806,863	23,556,863	$0.088
Forfeited and cancelled	(100,000)	(580,000)	(12,100,000)	(600,000)	(13,380,000)	$0.193
Exercised	-	-	-	(6,406,863)	(6,406,863)	$0.069
Balance as of December. 31, 2007	483,000	450,000	-	15,800,000	16,733,000	$0.103
Granted	788,020	1,169,000	10,550,000	13,196,900	25,703,920	$0.019
Forfeited & cancelled	(483,000)	(450,000)	-	(10,481,911)	(11,414,911)	$0.107
Exercised	(788,020)	(1,169,000)	-	(12,464,989)	(14,422,009)	$0.016
Balance as of December. 31, 2008	-	-	10,550,000	6,050,000	16,600,000	$0.020

A summary of the changes in the Company’s stock options granted to Employees in fiscal years 2008 and 2007 is presented below:
			Unregistered			Average
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Exercise Price
Balance as of January 1, 2007	43,000	-	11,350,000	-	11,393,000	$0.180
Granted	-	-	750,000	22,306,863	23,056,863	$0.090
Forfeited & cancelled	-	-	(12,100,000)	(600,000)	(12,700,000)	$0.173
Exercised	-	-	-	(5,906,863)	(5,906,863)	$0.075
Balance as of December. 31, 2007	43,000	-	-	15,800,000	15,843,000	$0.095
Granted	788,020	1,169,000	10,550,000	10,996,900	23,503,920	$0.019
Forfeited & cancelled	(43,000)	-	-	(10,481,911)	(10,524,911)	$0.096
Exercised	(788,020)	(1,169,000)	-	(10,364,989)	(12,322,009)	$0.018
Balance as of December 31, 2008	-	-	10,550,000	5,950,000	16,500,000	$0.020

A summary of the changes in the Company’s stock options granted to Consultants in fiscal years 2008 and 2007 is presented below:
			Unregistered			Average
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Exercise Price
Balance as of January 1, 2007	540,000	1,030,000	-	-	1,570,000	$0.370
Granted	-	-	-	500,000	500,000	$0.088
Forfeited & cancelled	(100,000)	(580,000)	-	-	(680,000)	$0.551
Exercised	-	-	-	(500,000)	(500,000)	$0.055
Balance as of December 31, 2007	440,000	450,000	-	-	890,000	$0.234
Granted	-	-	-	2,200,000	2,200,000	$0.005
Forfeited & cancelled	(440,000)	(450,000)	-	-	(890,000)	$0.236
Exercised	-	-	-	(2,100,000)	(2,100,000)	$0.001
Balance as of December 31, 2008	-	-	-	100,000	100,000	$0.080

Additional information regarding total options outstanding (for Employees and Consultants) at December 31, 2008 is as follows:
	Outstanding			Exercisable
		Weighted				Weighted
		average	Weighted		Weighted	average
	Number	remaining	average	Number	average	remaining
Exercise	of	contractual	exercise	of	exercise	Contractual
price	options	life (years)	price	options	price	life (years)

$0.08	100,000	1.08	$100,000	100,000	$0.080	1.08
$0.02	16,500,000	8.13	$6,391,867	6,391,867	$0.020	8.11
Total	16,600,000	8.08	$0.020	6,492,867	$0.021	8.00

Additional information regarding total options outstanding (for Employees only) at December 31, 2008 is as follows:
	Outstanding			Exercisable
		Weighted				Weighted
		average	Weighted		Weighted	average
	Number	remaining	average	Number	average	Remaining
Exercise	of	contractual	exercise	of	exercise	contractual
price	options	life (years)	price	options	price	life (years)

$0.02	16,500,000	8.13	$0.020	6,391,867	$0.020	8.11

Additional information regarding total options outstanding (for Consultants only) at December 31, 2008 is as follows:
	Outstanding			Exercisable
		Weighted				Weighted
		average	Weighted		Weighted	average
	Number	remaining	average	Number	average	Remaining
Exercise	of	contractual	exercise	of	exercise	contractual
price	options	life (years)	price	options	price	life (years)

$0.08	100,000	1.08	$0.080	100,000	$0.080	1.08

The fair value for the options granted was estimated at the date of grant using the Black-Scholes Option Pricing model with the following assumptions:
Year ended December 31, 2008
Risk-free interest rate (per annum)	0.76% - 4.55%
Expected life (in years)	1 - 5 years
Expected volatility	199% - 294%
Expected dividend yield	0%

The Company recognized $864,160 and $1,131,934 of stock-based compensation to operations for the years ended December 31, 2008 and 2007 by applying the fair value method in accordance with SFAS No. 123(R). As of December 31, 2008 and 2007, $277,148 and $1,121,638 was recorded as a reduction in deferred compensation and $587,012 and $80,704 was recorded as an increase and a decrease in additional paid-in capital, respectively. As of December 31, 2008, the amount of stock based compensation that will be recognized in future periods as a result of additional vesting of option shares is $997,607.

Warrants
On January 22, 2008 and February 1, 2008, the Company granted 17,133,263 warrants to 5 individuals upon the conversion of convertible promissory notes held by them with the principal and accrued interest totaling $722,112 (See Note 14).

On May 20, 2008, 500,000 warrants at an exercise price of $0.40 per share granted to a consultant were cancelled due to the termination of the service contract with the consultant

Transaction involving warrants issued to investors and consultants in fiscal years 2008 and 2007 are summarized as follows (Warrants were not issued to employees):

	Share issuable
	Upon	Average
	exercise of	price per
	Warrants	Share
Outstanding as of January 1, 2007	12,428,287	$0.45
Granted	14,106,066	$0.07
Exercised	-	$-
Canceled	(3,607,166)	$0.36
Outstanding as of December 31, 2007	22,927,187	$0.23
Granted	17,133,263	$0.084
Exercised	-	$-
Cancelled	(500,000)	$0.40
Outstanding as of December 31, 2008	39,560,450	$0.168

Additional information regarding warrants outstanding as of December 31, 2008 is as follows (Note: No warrants were issued to employees.)

	Outstanding			Exercisable
		Weighted				Weighted
		average	Weighted		Weighted	average
	Number	remaining	average	Number	average	remaining
Exercise	of	contractual	exercise	of	exercise	contractual
price	warrants	life (years)	price	warrants	price	life (years)

$0.062	23,665,206	1.93	$0.062	23,665,206	$0.062	1.93
$0.112	5,504,464	2.17	$0.112	5,504,464	$0.112	2.17
$0.130	1,569,659	2.17	$0.130	1,569,659	$0.130	2.17
$0.159	645,644	0.75	$0.159	645,644	$0.159	0.75
$0.200	4,638,333	1.00	$0.200	4,638,333	$0.200	1.00
$0.300	1,448,985	0.75	$0.300	1,448,985	$0.300	0.75
$0.713	1,000,000	1.67	$0.713	1,000,000	$0.713	1.67
$2.000	1,088,159	1.67	$2.000	1,088,159	$2.000	1.67
Total	39,560,450	1.79	$0.168	39,560,450	$0.168	1.79

14. CONVERTIBLE PROMISSORY NOTE PAYABLE

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the convertible promissory notes obtained during the years ended December 31, 2007and 2008 as interest expense in accordance with Emerging Issues Task Force ("EITF") No. 00-27 and APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.

For the year ended December 31, 2007, the Company recognized a total discount of $1,205,462 which was charged to additional paid in capital during the year. The Company has charged $628,476 to operation as amortization of debt discount as interest expense.

During the year ended December 31, 2008, the Company had the following transactions relating to the convertible promissory notes:

(a) 2007 Convertible notes
On January 22, 2008 and February 1, 2008, the Company issued 17,133,263 shares of common stock of the Company to 5 individuals upon the conversion of convertible notes held by them with the principal and accrued interest totaling $722,112 at a conversion price ranging from $0.031 to $0.065, which were agreed in the Convertible Promissory Notes.

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

On September 19, 2008, the Note Holder called for redemption and on the same day the Company issued a new Note to the same Note Holder with the same aggregated amount of principal and accrued interest redeemed in terms of  (1) principal and accrued interest will become payable by cash after the expiration of six (6) months from its effective date, or at its maturity date, whichever is earlier, (2) upon the conversion, the Notes will be convertible into shares of the Company’s common stock at a conversion price of $0.005 per share or the average closing bid price of the Company’s common stock 5 days preceding the date of conversion, whichever is lower; (3) no warrants will be issued upon the conversion of the Notes.

(b) 2008 Convertible notes
During the year ended December 31, 2008 the Company issued a numbers of callable, on-demand convertible notes (“Notes”) to certain individuals and directors of the Company (“Notes Holders”) for an aggregate amount of $508,942. The Notes had a term of 1 year from its effective drawdown date, carried an interest rate of 10% per annum, principal and accrued interest payable anytime during the term of the Note at the option of the Note Holder, in either cash or shares. The Notes and accrued interest may be convertible into shares of common stock of the Company at a conversion price ranging from $0.02 to $0.05 per share at the option of the Notes Holders at its maturity date or earlier.

Upon the conversion of these Notes, the Company will be required to issue the equivalent number of common stock purchase warrants to the Notes Holders, with an exercise price ranging from $0.04 to $0.10 per share in a warrant life of three (3) years from the date of issuance.

Particulars of the issued convertible promissory notes during the year ended December 31, 2008 which were all redeemed as of December 31, 2008 are as follow:

	Number of	Convertible
Date of convertible	convertible	promissory	Conversion	Exercise price	Intrinsic
promissory note agreement	loans	note amount	Price	of warrant	value
February 18, 2008	1	$50,000	$0.048	$0.096	$23,333
February 20, 2008	2	65,000	0.048	0.096	30,896
March 13, 2008	1	50,000	0.040	0.080	36,726
March 26, 2008	3	81,000	0.050	0.100	39,463
April 16, 2008	1	86,317	0.048	0.096	41,670
May 5, 2008	3	36,000	0.048	0.096	17,939
May 12, 2008	3	39,000	0.040	0.080	18,200
June 10, 2008	3	30,000	0.030	0.060	14,667
July 10, 2008	2	14,000	0.020	0.040	5,310
July 25, 2008	3	35,625	0.020	0.040	13,513
August 18, 2008	1	22,000	0.020	0.040	8,067
Total		$508,942			$249,784

On September 19, 2008, all the Note Holders called for redemption with an aggregated principal and interest amounted to $589,041 and on the same day the Company issued six new Notes to the same group of Note Holders with the same aggregate amount for a term of 12 months from its effective date, carried an interest rate of 10% per annum, and at the option of the Note Holders, principal and accrued interest may be  redeemable in cash at anytime after 6 months from the effective date of the Note or convertible into shares of common stock of the Company at a conversion price of $0.005 per share or the average closing bid price of the Company’s common stock 5 days preceding the date of conversion, whichever is lower, and no warrants will be issued upon the conversion of the Notes.

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible promissory note as interest expense in accordance with EITF No. 00-27 Application of EITF 98-5 “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ” and APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” . For the year ended December 31, 2008, the Company recognized a total discount of $725,095 which was charged to additional paid in capital. The Company has charged $879,263 to the statement of operation as amortization of debt discount.

(c) Convertible promissory note to service provider
On May 5, 2008, the Company issued a convertible promissory note of $200,000 to RBSM LLP, the predecessor auditor of the Company for a term of 6 months, bearing interest at a rate of 7% per annum and payable at its maturity date, due November 4, 2008. The convertible promissory note is unsecured and upon the maturity date, the Company may, at its election, pay cash to RBSM LLP for the principal balance plus accrued interest or convert such amount into shares of common stock of the Company, in whole or in part, at a conversion price equal to the average closing bid price of the Company’s common stock 5 days preceding the date of maturity. On October 30, 2008, the Company and RBSM LLP signed an agreement to extend the maturity of the convertible promissory noted to May 4, 2009 for a consideration of $5,000 paid by the Company

15. RELATED PARTY TRANSACTIONS

The Company had the following transactions for the years ended December 31, 2008 and 2007, with related parties:

Incurred $44,262 and $0 for the years ended December 31, 2008 and 2007, respectively, for administrative, management services and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest. Incurred net $668,420 and $0 for the years ended December 31, 2008 and 2007, respectively, for sales transaction at a fair value in a normal course of business to a company, in which a director has a controlling interest.

The following balances, which represent temporary advances from directors, officers and companies controlled by certain officers and/or directors, carry no interest charges with no fixed terms of repayment, were outstanding as of:

	December 31, 2008	December 31, 2007
Salaries payable	$358,500	$78,758
Loan from directors	161,464	148,055
Expenses claims	-	1,480
Due to related parties	$519,964	$228,293

16 SEGMENT INFORMATION

(a) Segment Information
For the years ended December 31, 2008 and 2007, the Company’s business units have been aggregated in three reportable segments: business processing (“Processing Business Unit”), prepaid communications products (“Prepaid Business Unit”) and payment and loyalty cards (“Card Business Unit”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS No. 131"). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Cardtrend parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2008 and 2007:
	For the year ended December 31, 2008
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total
Operating revenues, net	$1,061,550	$666,772	$-	$-	$1,728,322
Cost of revenues	(419,751)	(657,138)	-	-	(1,076,889)
Gross profit	641,799	9,634	-	-	651,433
Depreciation and amortization	226,777	71,365	3,743	-	301,885
Net loss	(6,173,036)	(3,419,192)	(36,076)	-	(9,628,304)
Total assets	949,757	163,855	25,220	-	1,138,832
Expenditure for long-lived assets	$-	$-	$-	$-	$-

	For the year ended December 31, 2007
	Processing	Prepaid	Card
	Business	Business	Business	Corporate	Total
Operating revenues, net	$748,465	$978,927	$-	$-	$1,727,392
Cost of revenues	(344,239)	(963,342)	-	-	(1,307,581)
Gross profit	404,226	15,585	-	-	419,811
Depreciation and amortization	147,652	62,853	2,139	409	213,053
Net loss	(2,362,097)	(134,711)	(70,864)	(530,862)	(3,098,535)
Total assets	3,886,123	2,149,632	1,654,978	-	7,690,733
Expenditure for long-lived assets	$351,470	$967	$17,976	$-	$370,413

(b) Geographical Information
The Company’s operations are located in three main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	For the year ended December 31,
	2008	2007
Revenue, net:
PRC	$1,178,374	$127,578
Hong Kong	21,113	-
Malaysia	528,835	1,599,814
	$1,728,322	$1,727,392

	For the year ended December 31,
	2008	2007
Gross profit/(loss):
PRC	$348,015	$(52,703)
Hong Kong	4,865	-
Malaysia	298,553	472,514
	$651,433	$419,811

For the year ended December 31, 2008, 47% and 53% of the Company’s long-lived assets were located in the PRC and Malaysia, respectively.

For the year ended December 31, 2007, 50% and 50% of the Company’s long-lived assets were located in the PRC and Malaysia, respectively.

17.	PENSION PLAN

Malaysia

The Company’s subsidiaries operating in Malaysia participate in a defined contribution pension scheme under the Employee Provident Fund “EPF” operated by the local government for all its eligible employees in Malaysia.

The EPF is available to all employees aged 18 to 65 with a term of service in the employment in Malaysia. The Company’s subsidiaries are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The participants are entitled to 100% of the Company’s contributions together with accrued returns irrespective of their length of service with the Company’s subsidiaries. The total contributions made for EPF were $39,248 and $44,160 for the years ended December 31, 2008 and 2007, respectively.

The PRC

Under the PRC Law, full-time employees of the Company’s PRC subsidiaries are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a PRC government-mandated multi-employer defined contribution plan. The Company’s PRC subsidiaries are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $70,068 and $3,641 for the years ended December 31, 2008 and 2007.

18  CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major Customers
For the year ended December 31, 2008, the customers who accounts for 10% or more of revenue of the Company are presented as follows:

	For the year ended December 31, 2008
	Revenue	Percentage of revenue	Accounts receivable

Customer A	$458,388	27%	$-
Customer B	504,908	29%	-

Total:	$963,296	56%	$-

During the year ended December 31, 2007, approximately $1,181,036 or 68% of total revenues were derived from 3 customers.

(b) Major Vendors
For the years ended December 31, 2008 and 2007, 1 vendor represented more than 10% of the Company’s purchases with the amount of $488,363 or 45% and $900,247 or 69%, respectively.

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of December 31, 2008, all of borrowings were at fixed rates.

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

19.   COMMITMENTS AND CONTINGENCIES

(a) Operating Lease Commitment
The subsidiaries operating in Malaysia and the PRC were committed under various non-cancelable operating leases with a term ranging from one to four years with fixed monthly rentals. The monthly aggregate lease payment for the year ended December 31, 2008 was approximately $9,252. None of the leases included contingent rentals.

As of December 31, 2008, the committed annual operating lease payments are as follows:
Years ending December 31,
2009	$99,914
2010	46,601
2011	24,219
2012	1,826

Total	$172,560

(b) Consulting services contracts commitment
As of December 31, 2008, the Company had 1 consulting service contract expiring within 4 months with a cash payment of $2,000 per month, 1 consulting service contract expiring within 4 months with a cash payment of averagely $4,250 per quarter, 1 consulting service contract expiring within 3 months with a stock based compensation valued at $21,000, 2 consulting service contracts expired, each with an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.08 per share within 12 months, and 2 consulting service contracts expiring within 18 months with a commission based compensation scheme.

20. COMPARATIVE FIGURES

The financial statements in the current period are presented to conform to those presented in prior periods.

21.  SUBSEQUENT EVENTS

On March 21, 2009, the Company accepted an offer each from two individuals, of callable, on-demand convertible loans of $10,000 each, bearing no interest. The lenders will have the option to convert any money advanced and/or interest in arrears into shares of the Company’s common stock priced at $0.002 per share, if the said loans are converted within 6 months from the effective date of the loans. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $8,000.

On April 1, 2009, the Board of Director approved the termination of the joint venture agreement entered into with two Mongolians. The Company intends to send the termination notice to the Mongolians before the end of April 2009.

On April 6, 2009, the Company received the notices from the six Note Holders as described in Note 14(b) to convert the entire principal in an aggregated amount of $589,041 and accrued interests in an aggregated amount of $32,725 as of April 6, 2009, to 163,622,600 shares of common stock of the Company at $0.0038 per share. The directors of the Company have approved and proceeded the conversion on April 7, 2009.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE

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

On April 23, 2008, we engaged ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”), at 9/F Chinachem Hollywood Centre, 1-13 Hollywood Road, Central, Hong Kong, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with ZYCPA on any accounting issues prior to engaging them as our new auditors. During the two most recent fiscal years and through the date of engagement, we have not consulted with ZYCPA regarding either: 1. The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that ZYCPA concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or 2. Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

In connection with the audit for fiscal year ended December 31, 2008 and in connection with ZYCPA’s review of the interim periods ended March 31, 2008 through September 30, 2008, there have been no disagreements between the Company and ZYCPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of ZYCPA, would have caused ZYCPA to make reference thereto in its report on the Company’s consolidated financial statements for the current fiscal year.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting
There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

     Our directors and principal executive officers during 2008 and as at the date of this report are as specified on the following table:
				Term
Name		Age	Position	(years)	Period Served in Office
King K. Ng	(1)	58	Director, Chief Executive Officer and President	5	From May 22, 2006 to present.
Kok Keng Low	(2)	50	Director and Chief Operating Officer	5	From September 28, 2006 to present.
Jee Sam Choo	(3)	65	Director and Chairman	1	From June 19, 2006 to present (appointed Chairman on January 25, 2008
Yu Hua Chen	(4)	41	Director, Chief Officer – Greater China	5	From November 8, 2007 to present
Michael J. Oliver	(5)	60	Director (Resigned)	1	From July 20, 2005 to March 7, 2008.
Charlie Rodriguez	(6)	64	Director, Secretary and Treasurer (Resigned)	1	From September 21, 2000 to March 7, 2008.
Robert Clarke	(7)	64	Director and Chairman (Resigned)	1	From October 22, 1998 to January 23, 2008.
Thomas CL Wong	(8)	48	Chief Financial Officer	4.5	From January 1, 2007 to present.
Katherine YL Tung	(9)	54	Secretary and Treasurer	1	From April 7, 2008 to present.

(1)
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

(2)
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

(3)
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

(4)
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

(5)	Michael J. Oliver had been a member of the Board of Directors since July 20, 2005. Mr. Oliver resigned as director of the Company on March 7, 2008.

(6)
Charlie Rodriguez had been a member of the Board of Directors since September 21, 2000. He was appointed Secretary/Treasurer on December 17, 2004. From 1995 to current, he is the President of Management Services of Arizona, a personally owned business consulting company which provided consultancy services to the Company until Mr. Rodriguez’s resignation as director of the Company on March 7, 2008.

(7)
Robert G. Clarke had been a member of the Board of Directors since its inception on October 2, 1998 and until December 17, 2004 he was also our Chairman. He was re-appointed Chairman on October 5, 2005. On October 15, 2005, he became Chief Executive Officer until May 22, 2006. Mr. Clarke resigned as director and chairman of the Board on January 23, 2008.

(8)
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

(9)
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

Audit Committee and Charter
Our audit committee consists of our entire board of directors. Our audit committee, established in 2004, during the year 2008 and as at the date of this Annul Report, comprises all of our directors – Robert Clarke (resigned on January 25, 2008), Charlie Rodriguez (resigned on March 7, 2008), Michael Oliver (resigned on March 7, 2008), Jee Sam Choo (Chairman), King K. Ng (Chief Executive Officer), Kok Keng Low (Chief Operating Officer) and Yu Hua Chen (Chief Officer – Greater China). Our audit committee is responsible for:

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

Audit Committee Financial Expert
We do not have a financial expert in our Audit Committee. We believe the cost related to retaining a financial expert at this time is prohibitive. On January 1, 2008 and April 21, 2009, we retained a consultant and a financial consulting services company, respectively, to provide the Company with advices on accounting and financial matters. As at the time of this Annual Report, the service of the consultant has been terminated while the service of the consulting services company will be expiring on April 20, 2008.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Officers.
Option award compensation is the fair value for stock options vested during the fiscal years ended December 31, 2006, 2007 and 2008, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officers and other executives for the most recent two years is as follows:
						Non-equity	Nonqualified
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	awards ($)	awards ($)	compensation ($)	earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

King K. Ng	2006	96,538	-	-	49,575	-	-	-	146,113
President, CEO, and	2007	153,796	-	-	126,125	-	-	-	279,921
Director (1)(11)	2008	147,582	-	-	104,439	-	-	-	252,021

Kok Keng Low	2006	28,961	-	-	13,013	-	-	-	41,974
Executive Vice President, COO, and	2007	131,762	-	-	55,272	-	-	-	187,034
Director (2)(11)	2008	126,557	-	-	39,410	-	-	-	165,967

Yu Hua Chen	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Chief Officer – Greater China , and	2007	16,661	-	16,000	-	-	-	-	32,661
Director (3)(11)	2008	100,175	-	96,000	25,650	-	-	-	221,825

Thomas Chee Leong Wong	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
CFO (4)	2007	76,172	-	-	28,701	-	-	-	104,873
	2008	72,231	-	-	29,770	-	-	-	102,001

Katherine YL Tung	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary & Treasurer (5)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008	17,578	-	-	1,100	-	-	-	18,678

Charlie Rodriguez	2006	72,000	-	-	121,763	-	-	-	193,763
Ex- Secretary & Treasurer, and	2007	72,000	-	-	20,994	-	-	-	92,994
Ex-Director (6)(11)	2008	12,000	-	-	-	-	-	-	12,000

Robert Clark	2006	-	-	-	187,688	-	-	-	187,688
Ex-CEO and Ex-Director	2007	-	-	-	20,994	-	-	-	20,994
& Ex-Chairman (7)(11)	2008	-	-	-	-	-	-	-	-

Benny Lee Shing Bun	2006	39,000	-	-	268,575	-	-	-	307,575
Ex-President and	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Ex-Director (8)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Edith Ho	2006	51,667	-	-	241,800	-	-	-	293,467
Ex- CFO (9)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Bernard Kwong-Chung Chan	2006	-	-	-	13,500	-	-	-	13,500
Ex-CFO (10)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)	King K. Ng became President, CEO and a Director on May 22, 2006.
(2)	Kok Keng Low became a CTO and Director on September 28, 2006 and COO on August 1, 2007.
(3)	Yu Hua Chen became the Chief Officer – Greater China on November 1, 2007 and Director on November 8, 2007.
(4)	Thomas Chee Leong Wong became the CFO on January 1, 2007.
(5)	Katherine YL Tung became Secretary and Treasurer from April 7, 2008. She was not associated with the company prior to that date.
(6)	Charlie Rodriguez was Director and Secretary & Treasurer during 2006 and 2007, and he resigned from these positions on March 7, 2008.
(7)	Robert Clarke was the Chairman and Director during 2006 and 2007, and was the CEO between Jan. 15, 2006 to May 22, 2006. Mr. Clarke resigned as Director and Chairman on January 23, 2008.
(8)	Benny Lee resigned as President effective May 2006, and as a Director on September 26, 2006.
(9)	Edith Ho resigned as CFO on June 15, 2006.
(10)	Bernard Kwong-Chung Chan was the CFO from July 1, 2006 to December 31, 2006
(11)	Inclusive of options awarded as Director's Compensation. (See “Directors’ Compensation” below)

Narrative Disclosure To Summary Compensation Table

(1)   King K. Ng, President and Chief Executive Officer and a Director, has a 5-year employment contract with the Company commencing from May 22, 2006. For the fiscal years ended December 31, 2008 and 2007, Mr. Ng received a total salary of HK$1,200,000 (approximately $147,582) and HK$1,200,000 (approximately $153,796), respectively, from the Company. For the fiscal years ended December 31, 2008 and 2007, the Company expensed $104,439 and $126,125, respectively, of the total fair values of the options granted to Mr. Ng in 2006, 2007 and 2008 , amounting to $442,210, which are vesting over 1 year to 5 years from the date of grant of the various options. Unvested options will be cancelled should early termination of Mr. Ng’s employment occur. Mr. Ng did not receive any other compensation in 2008 and 2007.

(2)   Kok Keng Low, Executive Vice President and Chief Operating Officer and a Director, has a 5-year employment contract with the Company commencing from September 28, 2006. For the fiscal years ended December 31, 2008 and 2007, Mr. Low received a total salary of HK$950,000 (approximately $126,557) and HK$950,000 (approximately $131,762), respectively, from the Company and a subsidiary of the Company. For the fiscal years ended December 31, 2008 and 2007, the Company expensed $39,410 and $55,272, respectively, of the total fair values of the options granted to Mr. Low in 2006, 2007 and 2008, amounting to $180,921, which are vesting over 1 to 5 years from the date of grant of the various options. Unvested options will be cancelled should early termination of Mr. Low’s employment occur. Mr. Low did not receive any other compensation in 2008 and 2007.

(3)   Yu Hua Chen was appointed as the Chief Officer – Greater China on November 1, 2007. Mr. Chen has a five-year employment contract with the Company commencing from November 1, 2007. For the fiscal years ended December 31, 2008 and 2007, Mr. Chen received a total salary of HK$780,000 (approximately $100,175) and HK$130,000 (approximately $16,661), respectively, from the Company and a subsidiary of the Company. For the fiscal years ended December 31, 2008 and 2007, the Company expensed $96,000 and $16,000, respectively, of the fair value of the 6,000,000 restricted shares, amounting to $480,000, granted to Mr. Chen as the sign-on fee for his 5-year employment contract with the Company. (The sign-on fee amount will be amortized over 5 years commencing from November 1, 2007). For the fiscal years ended December 31, 2008 and2007, the Company expensed $25,650 and $0, respectively, of the total fair value of the options granted to Mr. Chen in 2007 and 2008, amounting to $148,800,. Unvested options will be cancelled should early termination of Mr. Chen’s employment occur. Mr. Chen did not receive any other compensation in 2008 and 2007.

(4)   Thomas CL Wong was appointed Chief Operating Officer on January 1, 2007, replacing Mr. Bernard Chan. Mr. Wong has a 5-year employment contract with the Company commencing from August 1, 2006. Mr. Wong was not an Officer of the Company in 2006. For the fiscal years ended December 31, 2008 and 2007, Mr. Wong received a total salary of HK$576,000 (approximately $72,231) and HK$576,000 (approximately $76,172), respectively, from the Company and a subsidiary of the Company. For the fiscal years ended December 31, 2008 and 2007, the Company expensed $29,770 and $28,701, respectively, of the total fair values of the options granted to Mr. Wong in 2006, 2007 and 2008, amounting to $84,070, which are vesting over 3 to 5 years from the date of grant of the various options. Unvested options will be cancelled should early termination of Mr. Wong’s employment occur. Mr. Wong did not receive any other compensation in 2008 and 2007.

(5)   Katherine YL Tung was not associated with the Company until her appointment as Secretary and Treasurer on April 7, 2008. She provides her service through a company which she controls and which has entered into an administrative services agreement with the Company on April 7, 2008 for a fee of $2,000 per month for a period of 1 year. Ms. Tung did not receive any salary and was not granted any option in 2007. For the fiscal year ended December 2008, the Company expensed $17,578 as management service fees payable to Ms. Tung’s company, and expensed $1,100 of the total fair value of the options granted to Ms. Tung’s company in 2008, amounting to $2,200. Unvested options will be cancelled should early termination of the service agreement occur. Ms. Tung did not receive any other compensation in 2008 and 2007.

(6)   Charlie Rodriguez was not paid any salary as Secretary and Treasurer of the Company but a company related to him was paid $12,000 in 2008 and $72,000 in 2007 from the Company for providing the secretarial and treasury services through Mr. Rodriguez. Mr. Rodriguez did not have an employment contract. Mr. Rodriguez served as a Director during 2007 and from January 1, 2008 to March 7, 2008, the date of his resignation. For the fiscal years ended December 31, 2008 and 2007, the Company expensed $0 and $20,994, respectively, of the total fair value of the options granted to Mr. Rodriguez in 2005 and 2006, and 2007 amounting to nil, Mr. Rodriguez did not have any unvested options at the time of his resignation on March 7, 2008, otherwise, any unvested option would have been cancelled upon his resignation. Mr. Rodriguez did not receive any other compensation in 2008 and 2007.

(7)   Robert Clarke was not paid any salary when he was Chief Executive Officer between August 2005 to May 2006. He was also not paid any salary as the non-executive Chairman during 2006 and 2007. The Company expensed $187,688 and $20,994 for the options granted to him as a director of the Company for the fiscal years ended December 31, 2006 and December 31, 2007, respectively, which were vested over a year for each option granted., the period of serving as director for the year. Mr. Clarke did not have any unvested options at the time of his resignation on January 23, 2008, otherwise, any unvested option would have been canceled upon his resignation. Mr. Clarke did not receive any other compensation in 2006 and 2007.

(8)   Benny Lee, who severed as President prior to his resignation on July 31, 2006, did not have an employment contract and was paid a salary of $39,000 for his services from January 1, 2006 to July 31, 2006. For the fiscal year ended December 31, 2006, the Company expensed $268,575 of the total fair value of all the options and warrants granted to Mr. Lee in 2005 and 2006, amounting to $783,100. Mr. Lee did not receive any other compensation in 2006. Mr. Lee was serving as a Director until his resignation on September 28, 2006 and forfeited all rights to his options and warrants 30 days thereafter.

(9)   Edith Ho served as the Chief Financial Officer until June 15, 2006. Mrs. Ho was paid a salary of $51,667 from January 1, 2006 to June 15, 2006 before she resigned. She did not have an employment contract with the Company. For the fiscal year ended December 31, 2006, the Company expensed $241,800 of the total fair values of the options and warrants granted to Mrs. Ho in 2005 and 2006, amounting to $707,100. Mrs. Ho did not receive any other compensation in 2006 and she resigned as the CFO on June 15, 2006 and her stock options and warrants were forfeited 30 days after her resignation.

(10)  Bernard Kwong-Chung Chan served as Executive Vice President - Chief Financial Officer between July1, 2006 to December 31, 2006. He did not receive any cash compensation but was granted an unregistered option to purchase 750,000 shares of the Company at $0.23 per share. For the fiscal year ended December 31, 2006, the Company expensed $13,500 of the total fair value of the option amounting to $81,000. Mr. Chan did not receive any other compensation and he resigned as CFO on December 31, 2006 and forfeited all rights to his options.

(11)  During the two most recent fiscal years, none of the Officers were granted any stock options other than those applicable to the specific employment contract and as director’s compensation and for the settlement of salaries owed to them.

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

Chief Officer –Greater China
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

Other Executive Officers
During 2007 and 2008, other than those disclosed above, no other employment contracts have been executed by the Company for any other Executive Officer. Ms. Katherine YL Tung, Secretary & Treasurer, does not have an employment contract but a company related to her has entered into an administrative contract with the Company on April 7, 2008. Ms. Tung was awarded an option to purchase 50,000 shares of the Company’s common stock vesting at the end of every three months from April 7, 2008.

Outstanding Equity Awards at Fiscal Year End for Named Executives

							Market		Market or
						Number	Value of	Number of	Payout Value
	Equity Incentive Plan Awards					Of Shares	Shares or	Unearned	of Unearned
	Number of	Number of	Number of			Or Units	Units of	Shares, Units	Shares, Units
	Securities	Securities	Securities			Of Stock	Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option	Option	That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Options	Options	Options	Price	Date	Vested	Vested	Vested	Vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	Exercisable	Unexercisable

King K. Ng					Maximum one
President, CEO	920,000	-	1,580,000	0.02	year from	-	-	-	-
and Director (1)	450,000	-	150,000	0.02	Disassociation

Kok Keng Low					Maximum one
EVP, COO	620,000	-	1,230,000	0.02	year from	-	-	-	-
and Director (1)	400,000		150,000	0.02	Disassociation

Yu Hua Chen					Maximum one
Chief Officer – Greater	300,000	-	1,550,000	0.02	year from	-	-	-	-
China, and Director (2)	150,000	-	150,000	0.02	Disassociation

Thomas CL Wong	560,000	-	640,000	0.02	Maximum one	-	-	-	-
CFO					year from
					Disassociation

Katherine YL Tung	50,000	-	50,000	0.02	Maximum one	-	-	-	-
Secretary and Treasurer					year from
					Disassociation

Charlie Rodriguez (3)	250,000	-	-	0.10	March 6, 2009
Ex-Secretary & Treasurer
and Ex-Director

Robert Clark (3)	250,000	-	-	0.10	January 22, 2009
Ex-CEO and Ex-Director
& Ex-Chairman

(1)	Options granted in 2006 and 2008 for serving as a director of the Company.
(2)	Options granted in 2008 for serving as a director of the Company
(3)	Options granted in 2006 for serving as a director of the Company..

Retirement, Resignation or Termination Plans
Other than as provided for in the employment contracts for liquidating damages due to early termination of employment contracts without cause (for all employment contracts) and for one year restraining period for non-competitive activities (for Mr. King K Ng, our CEO, and Mr. Kok Keng Low, our COO and Mr. Yu Hua Chen, our Chief officer – Greater China), we sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Directors’ Compensation
We compensate each director by granting them stock options. The exercise price is equal to the closing price of our common stock on the date of the grant with the options vesting over a one year period in equal quarterly amounts. On September 28, 2006, in consideration of their service as directors of the Company for the period of one year from such date, we awarded the directors options under the Unregistered Plan to purchase a total of 1,650,000 restricted shares of our common stock at an exercise price of $0.13 per shares, vesting a quarter of the number of shares at the end of every three months. On February 26, 2007, the directors voluntarily cancelled all these unregistered options and we granted them options under the 2007 Plan to purchase the same amount of shares as the cancelled options at an exercise price of $0.10, vesting a quarter of the number of shares on March 1, 2007, May 1, 2007, July 1, 2007 and September 1, 2007. On August 5, 2008, we granted the 4 existing directors an option each under the Unregistered Plan to purchase 300,000 restricted shares of our common stock at an exercise price of $0.02 per share, vesting 75,000 shares on September 30, 2008 and 75,000 shares at the end of every three months thereafter. On September 5, 2008, 3 of the 4 existing directors voluntarily cancelled all their fully vested options granted to them under the 2007 Plan totaling 750,000 shares and the Company granted to each of them option under the Unregister Plan to purchase the same amount of restricted shares at an exercise price of $0.02 per share, vesting fully at the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common and/or preferred stock.

Where the Number of Shares Beneficially Owned includes shares which presently exercisable options may be purchased upon the exercise of outstanding stock options which are or within sixty days will become exercisable (“presently exercisable options”) the percentage of class reported in this column has been calculated assuming the exercise of such. The percentages below are calculated based on the sum of 155,818,136 shares of our common stock issued and outstanding as of March 31, 2008 plus presently exercisable options directly owned by the officers and affiliates totaling 4,545,000 plus 7,040,611 presently exercisable warrants directly owned by the officers and affiliates, which is equal to 167,403,747.

Name and address of	Amount and nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class
Officers and Directors:(1)

Ng King Kau (2)	7,372,736	4.70%

Low Kok Keng (3)	16,040,927	9.58%

Katherine YL ung (4)	75,000	0.04%

Choo Jee Sam (5)	14,506,222	8.67%

Wong Chee Leong (6)	705,000	0.42%

Chen Yu Hua (7)	4,600,000	2.75%

All Officers and Directors as a Group (7 Persons)	43,299,885	25.87%

(1)	The address for each of the Company's directors and executive officers is the Company's principal offices, Cardtrend International, Inc. 800 5th Avenue, Suite 4100, Seattle, WA 98104.

(2)	Comprises 5,807,736 directly owned shares of common stock and 1,565,000 shares of common stock if exercised under presently exercisable options.

(3)
Comprises 14,865,927 shares of common stock (10,865,927 directly owned shares and 4,000,000 shares owned by spouse) and 1,175,000 shares of common stock if exercised under presently exercisable options.

(4)	75,000 shares of common stock if exercised under presently exercisable option.

(5)
Comprises 7,040,611 directly owned shares of common stock, 7,040,611 shares of common stock if exercised under presently exercisable warrants, and 425,000 shares of common stock if exercised under presently exercisable options.

(6)	705,000 shares of common stock if exercised under presently exercisable options.

(7)	Comprises 4,000,000 directly owned shares of common stock and 600,000 shares of common stock if exercised under presently exercisable options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2008, our subsidiary, Cardtrend Systems Sdn. Bhd., owed RM291,322 (approximately $83,540) and the Company owed $74,187 to Mr. Kok Keng Low, one of our directors and Chief Operating officer, arising from balances of advances and loans extended by Mr. Low to the subsidiary and the Company in 2006, 2007 and 2008.

As of December 31, 2008, our subsidiary, Interpay Asia Sdn. Bhd., owed RM143,442 (approximately $41,134) and the Company owed $102,629 to Mr. King K. Ng, one of our directors and Chief Executive Officer, arising from balances of advances and loans extended by Mr. Ng in 2006, 2007 and 2008.

As of December 31, 2008, our subsidiary, Interpay Asia Sdn. Bhd. owed RM4,000 (approximately $1,147) and the Company owed $62,828 to Mr. Jee Sam choo, one of our directors and Chairman of the Board, arising from the balances of loans extended by Mr. Choo in 2007 and 2008.

As of December 31, 2008, our subsidiary, Asia Payment Systems (China) Co. Ltd., owed RMB8,775 (approximately $1,280) and the Company owed $75,935 to Mr. Yu Hua Chen, one of our directors and Chief Officer – China, arising from balances of advances extended by Mr. Chen in 2008.

As of December 31, 2008, the Company owed $10,530 to Ms. Katherine YL Tung, our Secretary and Treasurer, arising from balances of loans extended by Ms. Tung in 2008.

For the fiscal year ended December 31, 2008 and 2007, the Company paid a total service fee of $12,000 and $72,000, respectively, to Management Services of Arizona, a company related to Mr. Charlie Rodriguez, one of our ex-directors and ex-Secretary and Treasurer. As at December 31, 2007, we owed a balance of unpaid management fees of $6,000 to Management Services of Arizona. As at December 31, 2008, there was no owing to Management Services of Arizona.

As at December 31, 2008, the Company owed $17,578 to KateLin Enterprises Ltd., a company related to Ms. Tung, arising from the administrative and management services rendered to the Company for the period April 7, 2007 to December 31, 2008, totaling $17,578.

Interpay Asia Sdn. Bhd., a wholly owned subsidiary of IIG, continued during 2007, after IIG being acquired by the Company, to share the rental payable for the office premises by Safeway Assists Sdn. Bhd., a Malaysia incorporated company substantially owned by Mr. Jee Sam Choo, a Director of the Company. For the fiscal year ended December 31, 2007, Interpay Asia’s share of the rental amount was RM1,500 (approximately $452). As at December 31, 2008, Interpay Asia owed a total of RM8,620 (approximately $2,472) to Safeway Assist Sdn. Bhd.

Cardtrend Systems continued during 2007,after being acquired by the Company, to rent the office premises from Optimara Sdn. Bhd., a company owned by Mr. Kok Keng Low, our EVP - COO and a Director of the Company, and his wife, for a monthly rental of RM2,700 (approximately $814). For the fiscal year ended December 31, 2008 and 2007, a total rental amount of RM32,400 (approximately $9,650) and RM18,900 (approximately $5,701), respectively, was charged by Optima Sdn. Bhd. to Cardtrend Systems. As at December 31, 2008 and 2007, Cardtrend Systems owed RM2,700 (approximately $774) and nil respectively.

On August 8, 2007 the Company accepted an offer from Mr. Jee Sam Choo, a director of the Company, and an offer from the spouse of Mr. Choo, of a callable, on-demand convertible loan of $100,000 and $200,000, respectively (See Note 12 of Form 10KSB for the year ended December 31, 2007 previously filed). On October 3, 2007, the Company accepted another offer each from Mr. Choo and his wife, of a callable, on-demand convertible loan of $200,000 and $100,000, respectively (See Note 12 of Form 10KSB for the year ended December 31, 2007 previously filed). All the said loans were converted to shares of common stock on January 15, 2008 (See Note 11 of this Report).

On March 26, 2008, the Company accepted an offer each from 3 of its directors, Mr. Jee Sam Choo, Mr. Kok Keng Low and Mr. King K. Ng, of a callable, on-demand convertible loan of $27,000, totaling $81,000. On April 30, 2008, the Company accepted from each of the same said directors of a callable, on demand convertible loan of $12,000, totaling $36,000. On May 12, 2008, Company accepted from each of the same said directors of a callable, on demand convertible loan of $13,000, totaling $39,000. On June 10, 2008, Company accepted from each of the same said directors of a callable, on demand convertible loan of $10,000, totaling $30,000. On July 10, 2008, the Company accepted from Mr. Choo, Mr. Low and Mr. Ng of a callable, on demand convertible loan each of $5,000, $4,500 and $4,500, respectively, totaling $14,000. On July 25, 2008, the Company accepted from Mr. Choo and Mr. Ng of a callable, on demand loan each of $16,250 and $19,375, respectively, totaling $35,625. All the said convertible loans were redeemed by the said directors on September 19, 2008 (See Note 11 of this Report).

On September 19, 2008, the Company accepted from Mr. Choo, Mr. Low and Mr. Ng of a convertible loan each, which is callable for repayment in cash after 6 months from the date of the loan, of $138,637.29, $69,036.39 and $88,718.16, respectively. As at December 31, 2008, the said convertible loans have neither been redeemed nor converted to shares of common stock of the Company (See Note 11 of this report.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to the Company by (i) Weinberg & Company, CPA. and RBSM LLP during the year ended December 31, 2007, and (ii) RBSM LLP and ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) CPA Company Limited) during the year ended December 31, 2008 for: (i) services rendered for the audits of the Company’s annual financial statements and the reviews of the Company’s quarterly financial statements, (ii) services that are reasonably related to the performance of the audits or reviews of the Company’s financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

RBSM LLP replaced Weinberg & Company, CPA in June 2007 as the Company’s independent registered public accounting firm to audit the Company’s December 31, 2006 financial statements, as well as to review the re-statement of the financial statements for the quarter ended September 30, 2006 and the financial statements for the quarterly periods in 2007.  RBSM LLP also conducted the audit of the Company’s financial statements for the year ended December 31, 2007 which was filed on a Form 10KSB on April 15, 2008. ZYCPA Company Limited replaced RBSM LLP in April 2008 as the Company’s independent registered public accounting firm to review the financial statements for the quarterly period in 2008 and conducted the audit for the year ended December 31, 2008 which is now filed on a Form 10K. The following table shows the amounts of fees charged by Weinberg & Company, CPA and RBSM LLP, respectively, during the year ended December 31, 2007, and by RBSM LLP and ZYCPA Company Limited, respectively, during the year ended December 31, 2008, in connection with audits and other services rendered in 2008 and 2007.

	Year Ended December 31, 2008		Year Ended December 31, 2007
		ZYCPA		Weinberg & Co.,
	RBSM LLP	Company Limited	RBSM LLP	CPA
(i) Audit Fees	$221,135	$62,000	$325,200	$35,341
(ii) Audit Related Fees	$-	$-	$-	$-
(iii) Tax Fees	$-	$-	$-	$-
(iv) All Other Fees	$-	$-	$7,200	$2,623
Total fees	$221,135	$62,000	$332,400	$37,964

Audit Fees
“Audit Fees” consists of fees billed for professional services rendered for the audits of the Company’s consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees
“Audit-Related Fees” consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees" There were no Audit-Related services provided in fiscal years ended December 31, 2008 and 2007.

Tax Fees
“Tax Fees” consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in the years ended December 31, 2008 and 2007.

All Other Fees
“All Other Fees” consist of fees for products and services other than the services reported above. There were advisory services rendered during 2007 by RBSM LLP and Weinberg & Co., CPA, for acquisition and stock option plan. There were no similar services rendered during 2008.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of the Annual Report on form 10-K:
1. All Financial Statements: The consolidated financial statements are filed as part of this report under Item 8 - “Financial Statements and Supplementary Data”. All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial statements and notes thereto in Item 8 above.

2. Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Cardtrend International Inc. shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Index:

Exhibit
Number		Description

3.1(a)		The Registrant’s Certificate of Incorporation, which appears as Exhibit 2 to the Registrant’s Form 10SB-12G filed on March 20, 2000 (SEC file #000-30013) which is incorporated herein by reference.
3.1(b)
The Registrant’s Certificate of Amendment to the Certificate of Incorporation dated November 2003, which appears as Exhibit 3.1to the Registrant’s Form 8K filed on December 19, 2003 (SEC file #000-30013) which is incorporated herein by reference.

3.1(c)
The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated July 24, 2007, which appears as Exhibit 3.1 to the Registrant’s Form 10KSB/A for the year ended December 31, 2006 filed on August 23, 2007(SEC#000-30013) which is incorporated herein by reference.

3.1(d)	+	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated January 30, 2009.
3.2		The Registrant’s By-Laws, which appears as Exhibit 3 to the Registrant’s Form 10-12G filed on March 20, 2000 (SEC File #000-30013) which is incorporated herein by reference.
3.3		The Registrant’s Corporate Charter, which appears as the second Exhibit 1 to the Registrant’s Form 10SB-12G filed on March 20, 2000 (SEC file #000-30013) which is incorporated herein by reference
10.1*
The Registrant’s 2004 Non-qualified Stock Option Plan which appears as Exhibit 10.1 to the Registrant’s Form S-8 filed on May 20, 2004 (SEC File #333-115697)) which is incorporated herein by reference.

10.2*		The Registrant’s 2005 Stock Award Plan, which appears as Exhibit 99.1 to the Registrant’s Form S-8 filed June 20, 2005 (SEC File # 333-125969) which is incorporated herein by reference.
10.3*		The Registrant’s 2007 Non-qualified Stock Option Plan which appears as Exhibit 10.1 to the Registrant’s Form S-8 filed on February 2, 2007 which is incorporated herein by reference.
10.4*
Employment Contract of King K. Ng, Chief Executive Officer, dated May 22, 2006, which appears as Exhibit 99.2 to the Registrant’s Form 8K filed on June 1, 2007 (SEC File # 000-30013) which is incorporated herein by reference.

10.5*
Employment Contract of Kok Keng Low, Chief Operating Officer, dated September 28, 2006, which appears as Exhibit 10.2 to the Registrant’s Form 10QSB for the quarter ended September 30, 2006 filed on November 17, 2006 (SEC File # 000-30013) which is incorporated herein by reference.

10.6*
Employment Contract dated July 1, 2006 and addendum/amendment to the contract dated January 1, 2007 of Thomas CL Wong, CFO, which appears as Exhibit 10.8 to the Registrant’s Form 10KSB for the year ended December 31, 2006 filed May 21, 2007 (SEC File # 000-30013) which is incorporated herein by reference.

10.7*
Employment Contract of Yu Hua Chen, Chief Officer – Greater China, dated November 1, 2007,  which appears as Exhibit 10.1 to the Registrant’s Form 10KSB for the year ended December 31, 2007 filed on April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.8
Consulting Services Agreement between the Registrant and Scott Mac Caughern dated November 15, 2007, which appears as Exhibit 10.2 to the Registrant’s Form 10KSB for the year ended December 31, 2007 filed April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.9
Consulting Services Agreement between the Registrant and BullMarketMadness.Com LLC dated November 15, 2007, which appears as Exhibit 10.3 to thr Registrant’s Form 10KSB for the year ended December 31, 2007 filed April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.10
Consulting Services Agreement between the Registrant and Wan Mu Chun dated January 1, 2007, which appears as Exhibit 10.4 to the Registrant’s Form 10KSB for the year ended December 31, 2007 filed April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.11
Consulting Services Agreement between the Registrant and Wong Yee Tat dated January 1, 2008, which appears as Exhibit 10.5 to the Registrant’s Form 10KSB for the year ended December 31, 2007 filed April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.12
Business Development Agreement between the Registrant and Willow Cove Investment Group Inc.,` dated January 30, 2008,  which appears as Exhibit 10.6 to the Registrant’s Form 10KSB for the year ended December 31, 2007 filed April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.13
Business Development Agreement between the Registrant and Lim Han Seng dated March 10, 2008, which appears as Exhibit 10.7 to the Registrant’s Form 10KSB for the year ended December 31, 2007 filed April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.14
Administrative Services Contract between the Registrant and KateLin Enterprise Ltd. dated April 7, which appears as Exhibit 10.8 to the Registrant’s Form 10KSB for the year ended December 31, 2007 filed April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.15
Consulting Services Agreement between the Registrant and Adrian Yeo & Co. dated April 21, 2008, which appears as Exhibit 10.1 to the Registrant’s Form 10Q for the quarter ended September 30, 2008 filed November 14, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.16
Consulting Services Agreement between the Registrant and Kim Kok Hai dated September 12, 2008, which appears as Exhibit 10.2 to the Registrant’s Form 10Q for the quarter ended September 30, 2008 filed November 14, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

10.17	+	Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated May 5, 2008.
10.18	+	Amendment to the Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated October 30, 2008.
10.19	+	Convertible Promissory Note to Ng King Kau to the amount of $88,718.16 dated September 19, 2008.
10.20	+	Convertible Promissory Note to Low Kok Keng to the amount of $69,036.39 dated September 19, 2008.
10.21	+	Convertible Promissory Note to Choo Jee Sam to the amount of $138,637.29 dated September 19, 2008.
10.22	+	Convertible Promissory Note to Ho Yoon Fah to the amount of $31,758.33 dated September 19, 2008.
10.23	+	Convertible Promissory Note to Low Chin Hong to the amount of $148,590.15 dated September 19, 2008.
10.24	+	Convertible Promissory Note to Lim Yew Seng to the amount of $112,301.04 dated September 19, 2008.
11.1
Share Exchange Agreement with Ng King Kau and others for the acquisition of Interpay International Group Ltd. dated May 19, 2006, which appears as Exhibit 99.1 to the Registrant’s Form 8K filed on June 1, 2006 (SEC File # 000-30013) which is incorporated herein by reference.

11.2
Share Exchange Agreement with Kok Keng Low and others for the acquisition of Cardtrend Systems Sdn. Bhd. dated September 28, 2006, which appears as Exhibit 10.1 to the Registrant’s Form 10QSB for the quarter ended September 30, 2006 filed on November 17, 2006 (SEC File # 000-30013) which is incorporated herein by reference.

11.3
Sales and Purchase Agreement for the acquisition by Asia Payment Systems (HK) Ltd. of Global Uplink Ltd. in Hong Kong dated December 8, 2006, which appears as Exhibit 11.4 to the Registrant’s Form 10KSB for the year ended December 31, 2006 filed on May 21, 2007 (SEC File # 000-30013) which is incorporated herein by reference.

11.4
Business Alliance Agreement with SMS Biz Sdn. Bhd. dated November 28, 2006, which appears as Exhibit 11.1 to the Registrant’s Form 10KSB for the year ended December 31, 2006 filed on May 21, 2007 (SEC File # 000-30013) which is incorporated herein by reference.

11.5
Assignment of SMS Biz Distributorship Agreement with Etone Network Sdn. Bhd. to Payment Business Solutions Sdn. Bhd. dated December 1, 2006, which appears as Exhibit 11.2 to the Registrant’s Form 10KSB for the year ended December 31, 2006 filed on May 21, 2007 (SEC File # 000-30013) which is incorporated herein by reference.

11.6
Sales and Purchase `Agreement for the assets in the operating center of Global Uplink Communications Ltd. entered into between Asia Payment Systems (China) Co. Ltd. and Global Uplink Communications Ltd. on December 8, 2006 which appears as Exhibit 11.3 to the Registrant’s Form 10KSB for the year ended December 31, 2006 filed on May 21, 2007 (SEC File # 000-30013) which is incorporated herein by reference.

11.7
Exclusive Service Agreement between Asia Payment Systems (China) Co. Ltd. and Global Uplink Communications Ltd. dated October 24, 2007, which appears as Exhibit 10.5 to the Registrant’s Form 10Q for the quarter ended September 30, 2007 filed November 15, 2007 (SEC File # 000-30013) which is incorporated herein.

11.8
Share Exchange Agreement with Yap Kit Chuan and others for the acquisition of SMS Biz Sdn. Bhd. dated January 18, 2009, which appears as Exhibit 11.1 to the Registrant’s Form 10KSB filed on April 15, 2008 (SEC File # 000-30013) which is incorporated herein by reference

14.1
Registrant’s Code of Ethics, which appears as Exhibit 14.1 to the Registrant’s Form 10KSB for the year ended December 31, 2003 filed on April 20, 2004 (SEC File # 000-30013) which is incorporated herein by reference.

16.1
Letter from RBSM LLP to the Securities and Exchange Commission regarding change in certifying accountant, which appears as Exhibit 16.1 to the Registrant’s Form 8-K dated April 23, 2008 (SEC File # 000-30013) which is incorporated herein by reference.

16.2
Letter from Weinberg & Co., CPA to the Securities and Exchange Commission regarding change in certifying accountant, which appears as Exhibit 16.1 to the Registrant’s Form 8-K dated June 8, 2007(SEC File # 000-30013) which is incorporated herein by reference.

21	+	Subsidiaries and Associated Companies of the Registrant as of March 31, 2009.
31.1	+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by King K. Ng, the Registrant’s Chief Executive Officer.
31.2	+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas CL Wong,, the Registrant’s Chief Financial Officer.
32.1	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by King K. Ng, the Registrant’s Chief Executive Officer.
32.2	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas CL Wong, the Registrant’s Chief Financial Officer.

*		Indicates that exhibit is a management contract or compensatory plan or arrangement.
	+	Indicates that exhibit is filed herewith in this Annual Report.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2009.

CARDTREND INTERNATIONAL INC.
A Nevada corporation

By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

KING K. NG	Director , President and Chief (Principal) Executive Officer	April 15, 2009
King K. Ng

KOK KENG LOW	Director, Executive Vice President and Chief Operating Officer	April 15, 2009
Kok Keng Low

JEE SAM CHOO	Director, Chairman	April 15, 2009
Jee Sam Choo

YU HUA CHEN	Director, Chief Officer – Greater China	April 15, 2009
Yu Hua Chen

EXHIBITS

Exhibit
Number	Description
3.1(d)	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated January 30, 2009.
10.17	Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated May 5, 2008.
10.18	Amendment to the Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated October 30, 2008.
10.19	Convertible Promissory Note to Ng King Kau to the amount of $88,718.16 dated September 19, 2008.
10.20	Convertible Promissory Note to Low Kok Keng to the amount of $69,036.39 dated September 19, 2008.
10.21	Convertible Promissory Note to Choo Jee Sam to the amount of $138,637.29 dated September 19, 2008.
10.22	Convertible Promissory Note to Ho Yoon Fah to the amount of $31,758.33 dated September 19, 2008.
10.23	Convertible Promissory Note to Low Chin Hong to the amount of $148,590.15 dated September 19, 2008.
10.24	Convertible Promissory Note to Lim Yew Seng to the amount of $112,301.04 dated September 19, 2008.
21	Subsidiaries and Associated Companies of the Registrant as of March 31, 2009.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by King K. Ng, the Registrant’s Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Thomas CL Wong, the Registrant’s Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by King K. Ng, the Registrant’s Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas CL Wong, the Registrant’s Chief Financial Officer.