Form 10-Q
period 2009-03-31
CARDTREND INTERNATIONAL INC.
filed 2009-05-20
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 155,818,136 as of April 27, 2009.

TABLE OF CONTENTS

CARDTREND INTERNATIONAL INC.
(FORMERLY ASIA PAYMENT SYSTEMS, INC.)

ITEM Description		Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the
	Three Months Ended March 31, 2009 and 2008 (unaudited)	F-2
	Condensed Consolidated Statement of Cash Flows for the Three Months
	Ended March 31, 2009 and 2008 (unaudited)	F-3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Three Months
	Ended March 31, 2009 and 2008 (unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 to F-18

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	24

ITEM 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25-27

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$33,178	$14,919
Accounts receivable, net	231,071	223,933
Inventories	1,584	2,693
Other receivables and prepayments	214,343	67,428

Total current assets	480,176	308,973

Plant and equipment, net	347,590	393,314
Goodwill	153,212	153,212
Intellectual property, net	258,332	283,333

TOTAL ASSETS	$1,239,310	$1,138,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,487	$26
Deferred revenue	12,376	80,541
Accrued liabilities and other payables	1,410,273	1,085,369
Loan payable	103,733	104,671
Due to related parties	630,934	519,964
Convertible loan payable, net of unamortized discount of $292,644 and
$422,819 as of March 31, 2009 and December 31, 2008	516,397	366,223

Total liabilities	2,730,200	2,156,794

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value, no stock issued and outstanding as of March 31, 2009 and December 31,
2008	-	-

Common stock, 500,000,000 authorized common shares of $0.001 par value,
155,818,136 and 155,818,136 shares issued and outstanding as of March 31,
2009 and December 31, 2008	155,818	155,818
Additional paid-in capital	23,635,542	23,504,772
Deferred compensation	(659,999)	(666,666)
Accumulated deficits	(24,735,322)	(24,141,441)
Accumulated other comprehensive income	113,071	129,555

Total stockholders’ deficit	(1,490,890)	(1,017,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,239,310	$1,138,832

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008

REVENUES, NET
Sales	$147,320	$397,002
Sales, related party	218,854	122,492

Total revenues, net	366,174	519,494

COST OF REVENUE	173,338	345,464

GROSS PROFIT	192,836	174,030

OPERATING EXPENSES:
Depreciation and amortization	68,116	70,541
Stock based compensation	117,437	273,032
Consulting and management service fee, related party	6,000	16,129
Selling, general and administrative	444,838	612,205
Total operating expenses	636,391	971,907

LOSS FROM OPERATIONS	(443,555)	(797,877)

Other income (expense):
Amortization of discount on convertible loan	(150,174)	(560,943)
Interest expense	(152)	(7,613)

LOSS BEFORE INCOME TAXES	(593,881)	(1,366,433)

Income tax expense	-	-

NET LOSS	$(593,881)	$(1,366,433)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(16,484)	11,362

COMPREHENSIVE LOSS	$(610,365)	(1,355,071)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	155,818,136	127,208,371

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(593,881)	$(1,366,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,116	70,541
Stock based compensation	117,437	273,032
Amortization of discount on convertible loan	150,174	560,943
Changes in operating assets and liabilities:
Accounts receivable, net	(7,138)	129,420
Other receivables and prepayments	(146,915)	(72,149)
Inventories	1,109	339
Accounts payable	56,461	(229,303)
Deferred revenue	(68,165)	(201)
Accrued liabilities and other payables	327,513	305,825

Net cash used in operating activities	(95,289)	(327,986)

Cash flows from investing activities:
Payment to other assets and deposits	-	13,590

Net cash provided by investing activities	-	13,590

Cash flows from financing activities:
Repayment to related parties	-	(7,672)
Proceeds from convertible loans	20,000	200,000
Repayment of loan payable	(938)	-
Advances from related parties	110,970	-

Net cash provided by financing activities	130,032	192,328

Effect of exchange rate changes on cash and cash equivalents	(16,484)	11,362

NET CHANGE IN CASH AND CASH EQUIVALENTS	18,259	(110,706)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,919	211,603

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,178	$100,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive (loss) income	Accumulated deficits	Total stockholder’s deficit
	No of shares	Amount	No of shares	Amount

Balance as of
January 1, 2009	-	$-	155,818,136	$155,818	$23,504,772	$(666,666)	$129,555	$(24,141,441)	$(1,017,962)

Stock based
compensation	-	-	-	-	110,770	-	-	-	110,770

Issue of convertible
loan	-	-	-	-	20,000				20,000

Amortization of
deferred
compensation	-	-	-	-	-	6,667	-	-	6,667

Net loss for the
period	-	-	-	-	-	-	-	(593,881)	(593,881)

Foreign currency
translation
adjustment	-	-	-	-	-	-	(16,484)	-	(16,484)

Balance as of
March 31, 2009	-	$-	155,818,136	$155,818	$23,635,542	$(659,999)	$113,071	$(24,735,322)	$(1,490,890)

See accompanying notes to condensed consolidated financial statements.

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE－1	BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Cardtrend International Inc. ("CDTR") was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003.

The Company through its subsidiaries, engages in provision of data and business processes outsourcing services and IT solution of payment cards and loyalty.

NOTE – 3     GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended March 31, 2009, the Company incurred a net loss of $593,881 and generated a negative cash flow of $95,289 from operating activities. At March 31, 2009, the Company had a working capital deficiency of $2,250,024 and the accumulated deficits of $24,735,322. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE – 4                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

*       Account receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2009 and December 31, 2008, the allowance for doubtful accounts of trade receivables was $35,324 and $36,986, respectively.

*       Inventories

Inventories are recorded at the lower of cost or market value using the first-in-first-out method. As of March 31, 2009 and December 31, 2008, inventories were $1,584 and $2,693, respectively.

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

As of March 31, 2009 and December 31, 2008, plant and equipment, net, consisted of office equipment and renovation with an aggregate cost of $347,590 and $393,314, respectively. Depreciation expense for the three months ended March 31, 2009 and 2008 was $43,116 and $45,541 respectively.

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

For the three months ended March 31, 2009, the Company tested for impairment in accordance with the SFAS No. 142 and impairment charge was not required.

*       Intellectual property

Intellectual property represented internal developed card system software with a cost of $500,000. Amortization is calculated on the straight-line basis over the expected useful life of 5 years.

For the three months ended March 31, 2009 and 2008, the amortization expense was $25,000 and $25,000, respectively.

*       Impairment of long-lived assets

In accordance with SFAS No. 144,“Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment, goodwill and other intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

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
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2009 and 2008.

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

*       Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive (loss) income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive (loss) income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

*       Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

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

Translation of amounts from the local currency of the Company’s subsidiaries into US dollars has been made at the following exchange rates for the respective period:

	Three months ended March 31,
	2009	2008
Period end HKD : US$1 exchange rate	7.75050	7.7827
Average period HKD : US$1 exchange rate	7.75478	7.7954
Period end RMB: US$1 exchange rate	6.84560	7.0222
Average period RMB: US$1 exchange rate	6.84659	7.1757
Period end MYR: US$1 exchange rate	3.65130	3.2545
Average period MYR: US$1 exchange rate	3.63169	3.2316
Period end SGD: US$1 exchange rate	1.52070	1.3813
Average period SGD: US$1 exchange rate	1.51093	1.4106

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

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

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, amount due from a stockholder, prepayments and deposits, other payables and accrued liabilities and income tax payable.

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

*       Segment reporting

SFAS No. 131“Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates three reportable segments in processing business, prepaid business, and cards business, respectively.

*       Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of SFAS 160, if any, on the Company’s financial statements.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE – 5     OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments are comprised of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(audited)
Deposits and prepayments	$180,758	$36,279
Other tax recoverable	-	10,291
Other receivables	33,585	20,858
	$214,343	$67,428

NOTE – 6     GOODWILL

Goodwill represented the difference between the aggregate consideration paid for the acquisition and the fair value of the net tangible and intangible assets of Cardtrend Systems Sdn. Bhd.

For the three months ended March 31, 2009, the management of the Company evaluated the recoverability of the goodwill using a combination of discounted cash flow method and price-earning method to determine the fair value of Cardtrend Systems. The tests resulted that the fair value of Cardtrend Systems Sdn. Bhd. exceeds the carrying value of goodwill and therefore no impairment loss is required for the three months ended March 31, 2009.

NOTE－7 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued expenses	$422,815	$468,340
Other tax payables	7,989	-
Salaries and expenses owed to employees	331,678	271,704
Customers deposit	191,175	-
Other payables	456,616	345,325

	$1,410,273	$1,085,369

Other payables consisted of temporary advances from independent third parties with no interest bearing, unsecured and no fixed terms of repayment.

NOTE－8 INCOME TAX

For the three months ended March 31, 2009 and 2008, the local (“U.S.”) and foreign components of loss from operations before income taxes were comprised of the following:

	Three months ended March 31,
	2009	2008
Tax jurisdictions from:
- Local	$(474,531)	$(1,207,265)
- Foreign	(119,350)	(159,168)

Loss before income taxes	$(593,881)	$(1,366,433)

For the three months ended March 31, 2009 and 2008, no provision for income tax has been made as the Company did not have any assessable profits for the period.

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

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

United States of America

CDTR is registered in the State of Nevada and is subject to the United States of America tax law.

As of March 31, 2009, the U.S. operation had $474,531 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019. The Company has provided for a full valuation allowance of $161,340 for future tax benefits from net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

For the three months ended March 31, 2009 and 2008, the Hong Kong profits tax rate was 16.5% and 17.5%, respectively. No provision for Hong Kong profits tax was made for as the Company’s subsidiaries operating in Hong Kong incurred an operating loss of $425 and an operating profit of $1,177 during the respective periods.

The PRC

The Company’s subsidiary operating in PRC is subject to the Corporate Income Tax governed by the Income Tax Law of the PRC. Effective from January 1, 2008, the Corporate Income Tax Law of the PRC (the “New CIT Law”) is followed. Under the New CIT Law, an unified income tax rate of 25% is imposed for both domestic and foreign invested enterprises. APS China is considered a foreign invested enterprise and enjoys the unexpired tax holidays from a full exemption of income tax for the first two profit making years with a 50% exemption of income tax (that is 25%) for the next three years.

For the three months ended March 31, 2009 and 2008, no provision for corporate income tax has been made as APS China incurred an operating loss of $69,326 and $128,522, respectively.

Singapore

Pursuant to the Singapore Income Tax Laws, the Corporate Income Tax is at a statutory rate of 20%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted. No provision for Singapore Corporate Income Tax has been made as the subsidiaries operating in Singapore incurred an operating loss of $89 and $454 respectively for the three months ended March 31, 2009 and 2008.

Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 26%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiaries operating in Malaysia incurred an operating loss of $49,510 and $31,369 respectively, for the three months ended March 31, 2009 and 2008.

British Virgin Islands

Under the current BVI law, those BVI subsidiaries are not subject to tax on income. For the three months ended March 31, 2009 and 2008, the Company’s subsidiaries did not incur a loss from operations.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2009 and December 31, 2008:

Deferred tax assets:
Net operating loss carryforward
- United States	$3,184,277	3,022,937
- Hong Kong	15,275	15,205
- The PRC	149,327	131,996
- Malaysia	41,941	29,068
- Singapore	435	417
Less: valuation allowance	(3,391,255)	(3,199,623)
Net deferred tax assets		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,391,255 and $3,199,623 as of March 31, 2009 and December 31, 2008, respectively. During the first quarter of 2009, the valuation allowance increased by $191,632, primarily relating to net operating loss carryforwards from the local and foreign tax regimes.

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE－9     COMMON STOCK

On January 30, 2009, the Company increased its authorized shares of common stock from 250,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

As of March 31, 2009, the Company had authorized shares of 500,000,000 shares and issued and outstanding shares of 155,818,136 shares.

NOTE－10   STOCK BASED COMPENSATION

(a) Options

In 2004, 2005 and 2007, the Company respectively registered under a Form S-8 each for the non-qualified incentive stock option plans (the "2004 Plan", the “2005 Plan” and the “2007 Plan”, or the “Registered Plans”) or the “Plan” for the benefit of employees or other persons associated with the Company. In accordance with each of the Plans, the Company is authorized to grant stock options for the purchase of 5,000,000 (35,000,000 in aggregate) free trading shares of common stock. The Company had decided to enact an unregistered stock option plan in 2006 (“Unregistered Plan”) to accommodate stock options granted outside of the Plans for the benefit of employees and other person associated with the Company to purchase restricted shares of common stock under Rule 144.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) at March 31, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at December 31, 2007	483,000	450,000	-	15,800,000	16,733,000	$0.103
Granted	788,020	1,169,000	10,550,000	13,196,900	25,703,920	$0.019
Forfeited & cancelled	(483,000)	(450,000)	-	(10,481,911)	(11,414,911)	$0.107
Exercised	(788,020)	(1,169,000)	-	(12,464,989)	(14,422,009)	$0.016

Balance at December 31, 2008	-	-	10,550,000	6,050,000	16,600,000	$0.020
Granted	-	-	-	-	-	$-
Forfeited & cancelled	-	-	-	-	-	$-
Exercised	-	-	-	-	-	$-

Balance at March 31, 2009	-	-	10,550,000	6,050,000	16,600,000	$0.020

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

A summary of the changes in the Company’s stock options granted to Employees at March 31, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at December 31, 2007	43,000	-	-	15,800,000	15,843,000	$0.095
Granted	788,020	1,169,000	10,550,000	10,996,900	23,503,920	$0.019
Forfeited & cancelled	(43,000)	-	-	(10,481,911)	(10,524,911)	$0.096
Exercised	(788,020)	(1,169,000)	-	(10,364,989)	(12,322,009)	$0.018

Balance at December 31, 2008	-	-	10,550,000	5,950,000	16,500,000	$0.020
Granted	-	-	-	-	-	$-
Forfeited & Cancelled	-	-	-	-	-	$-
Exercised	-	-	-	-	-	$-

Balance at March 31, 2009	-	-	10,550,000	5,950,000	16,500.000	$0.020

A summary of the changes in the Company’s stock options granted to Consultants at March 31, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at December 31, 2007	440,000	450,000	-	-	890,000	$0.234
Granted	-	-	-	2,200,000	2,200,000	$0.005
Forfeited & cancelled	(440,000)	(450,000)	-	-	(890,000)	$0.236
Exercised	-	-	-	(2,100,000)	(2,100,000)	$0.001

Balance at December 31, 2008	-	-	-	100,000	100,000	$0.080
Granted	-	-	-	-	-	$-
Forfeited & cancelled	-	-	-	-	-	$-
Exercised	-	-	-	-	-	$-

Balance at March 31, 2009	-	-	-	100,000	100,000	$0.080

Additional information regarding total options outstanding (for Employees and Consultants) at March 31, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life(Years)

$0.02	16,500,000	7.88	$0.020	7,526,470	$0.020	7.86
$0.08	100,000	0.83	$0.080	100,000	$0.080	0.83
Total	16,600,000	7.84	$0.020	7,626,470	$0.021	7.76

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

Additional information regarding total options outstanding (for Employees only) at March 31, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life (Years)

$0.02	16,500,000	7.88	$0.020	7,526,470	$0.020	7.86
Total	16,500,000	7.88	$0.020	7,526,470	$0.020	7.86

Additional information regarding total options outstanding (for Consultants only) at March 31, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	Of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life (Years)

$0.08	100,000	0.83	$0.080	100,000	$0.080	0.83
Total	100,000	0.83	$0.080	100,000	$0.080	0.83

The fair value for the options granted was estimated at the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate (per annum)	0.76% to 4.55%
Expected life (in years)	1 to 5 years
Expected volatility	199% to 294%
Expected dividend yield	0%

The Company recognized $117,437 and $273,032 of stock-based compensation to operations for the three months ended March 31, 2009 and 2008 respectively. For the three months ended March 31, 2009, $6,667 was recorded as amortization of deferred stock based compensation and $110,770 was recorded as amortization of vested options which increases the additional paid-in capital.

(b)    Warrants

Transaction involving warrants issued to investors and consultants at March 31, 2009 and December 31, 2008 are summarized as follows (warrants were not issued to employees):

	Share Issued
	Upon	Average
	Exercise of	Price
	Warrants	Per Share
Outstanding at December 31, 2007	22,927,187	$0.23
Granted	17,133,263	$0.084
Exercised	-	$-
Cancelled	(500,000)	$0.400
Outstanding at December 31, 2008	39,560,450	$0.168
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2009	39,560,450	$0.168

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

Additional information regarding warrants outstanding at March 31, 2009 is as follows (Note: No warrants were issued to employees):

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Warrants	Life (Years)	Price	Warrants	Price	Life (Years)

$0.062	23,665,206	1.68	$ 0.062	23,665,206	$ 0.062	1.68
$0.112	5,504,464	1.92	$ 0.112	5,504,464	$ 0.112	1.92
$0.130	1,569,659	1.92	$ 0.130	1,569,659	$ 0.130	1.92
$0.159	645,644	0.50	$ 0.159	645,644	$ 0.159	0.50
$0.200	4,638,333	0.75	$ 0.200	4,638,333	$ 0.200	0.75
$0.300	1,448,985	0.50	$ 0.300	1,448,985	$ 0.300	0.50
$0.713	1,000,000	1.42	$ 0.713	1,000,000	$ 0.713	1.42
$2.000	1,088,159	1.42	$ 2.000	1,088,159	$ 2.000	1.42

	39,560,450	1.54	$ 0.168	39,560,450	$ 0.168	1.54

NOTE－11   CONVERTIBLE DEBT

(a)    Convertible loan payable

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

On March 21, 2009, the Company accepted an offer each from two individuals of 6-month callable, on-demand convertible loans of $10,000 each, bearing no interest. The lenders will have the option to convert any money advanced and/or interest in arrears into shares of the Company’s common stock priced at $0.002 per share, if the said loans are converted within 6 months from the effective date of the loans. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $8,000.

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with EITF No. 00-27 Application of EITF 98-5 “ Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ” and APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. For the three months ended March 31, 2009, the Company recognized a total discount of $20,000 which was charged to additional paid in capital. The Company has charged $130,174 to operation as amortization of debt discount as interest expense.

(b)    Convertible promissory note to service provider

On May 5, 2008, the Company issued a convertible promissory note of $200,000 to RBSM LLP, the predecessor auditor of the Company for a term of 6 months, bearing interest at a rate of 7% per annum and payable at its maturity date, due November 4, 2008. The convertible promissory note is unsecured and upon the maturity date, the Company may, at its election, pay cash to RBSM LLP for the principal balance plus accrued interest or convert such amount into shares of common stock of the Company, in whole or in part, at a conversion price equal to the average closing bid price of the Company's common stock 5 days preceding the date of maturity. On October 30, 2008, the Company and RBSM LLP signed an agreement to extend the maturity of the convertible promissory note to May 4, 2009 for a consideration of $5,000 paid by the Company.

NOTE－12   RELATED PARTY TRANSACTIONS

The Company incurred $2,671 and $6,000 for the three months ended March 31, 2009 and 2008, respectively, for administrative, management services and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.  The Company also earned $218,854 from sales transaction in processing business for the three months ended March 31, 2009 at a market fair value in a normal course of business with a related company, which is controlled by a director, Mr. Chen Yuhua.

The following balances, which represent temporary advances from directors, officers and companies controlled by certain officers and/or directors, carry no interest charges with no fixed terms of repayment, were outstanding as of:
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Salaries payable	$411,357	$358,500
Loan from directors	215,350	161,464
Loan from related companies	1,872	-
Expenses claims	2,355	-
Due to related parties	$630,934	$519,964

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE－13   SEGMENT INFORMATION

(a)    Segment information

For the three months ended March 31, 2009, the Company’s business units have been aggregated in three reportable segments: business processing (“Processing Business Unit”), prepaid communications products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”), as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” ("SFAS 131"). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Cardtrend parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	Processing business	Prepaid business	Card business	Corporate	Total

Operating revenues, net	$348,665	$17,509	$-	$-	$366,174
Cost of revenues	(155,969)	(17,369)	-	-	(173,338)
Gross profit	192,696	140	-	-	192,836
Depreciation and amortization	52,742	14,805	569		68,116
Net loss	(558,012)	(22,350)	(13,519)		(593,881)
Total assets	1,087,273	139,868	12,169		1,239,310
Expenditure for long-lived assets	$-	$-	$-	$-	$-

	Three months ended March 31, 2008
	Processing business	Prepaid business	Card business	Corporate	Total

Operating revenues, net	$262,919	$256,575	$-	$-	$519,494
Cost of revenues	(92,706)	(252,758)	-	-	(345,464)
Gross profit	170,213	3,817	-	-	174,030
Depreciation and amortization	52,852	16,728	961	-	70,541
Net loss	(1,338,880)	(28,242)	689	-	(1,366,433)
Total assets	3,665,054	2,120,987	1,652,245	-	7,438,286
Expenditure for long-lived assets	$-	$-	$-	$-	$-

(b)    Geographic information

The Company’s operations are located in three main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended March 31,
	2009	2008

Revenue, net:
PRC	$218,854	$122,492
Hong Kong	194	257
Malaysia	147,126	396,745
	$366,174	$519,494

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

	Three months March 31
	2009	2008

Gross profit:
PRC	$137,549	$52,812
Hong Kong	194	-
Malaysia	55,093	121,218
	$192,836	$174,030

As of March 31, 2009, 47% and 53% of the Company’s long-lived assets were located in the PRC and Malaysia, respectively.

NOTE－14             CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)    Major customers

For the three months ended March 31, 2009, 2 customers represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2009, these customers account for both 78% and 9% of revenues and accounts receivable amounting to $286,610 and $25,253, respectively.

For the three months ended March 31, 2008, 2 customers represented more than 10% of the Company’s revenue and accounts receivable, respectively. As of March 31, 2008, these customers account for both 70% and 84% of revenues and accounts receivable amounting to $359,439 and $329,119, respectively.

(b)    Major vendors

For the three months ended March 31, 2009, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of March 31, 2009, this vendor accounts for 26% and 0% of purchases and accounts payable amounting to $44,384 and $0 respectively

For the three months ended March 31, 2008, 1 vendor represented more than 10% of the Company’s purchases and accounts payable, respectively. As of March 31, 2008, this vendor accounts for 45% and 60% of purchases and accounts payable amounting to $232,999 and $235,174, respectively.

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of March 31, 2009, all of borrowings were at fixed rates.

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

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE－15             COMMITMENTS AND CONTINGENCIES

(a)    Capital lease commitments

Etop Services (Malaysia) Sdn Bhd, a subsidiary of ours based in Malaysia had obtained a financing of MYR50,000 (approximately $14,160) for the purchase of computers and peripherals in December 2006 and there remains an amount of MYR16,783 (approximately $4,596) to be repaid within 1 year from March 31, 2009.

(b)    Operating lease commitments

The subsidiaries operating in Malaysia and the PRC were committed under various non-cancelable operating leases with a term of up to four years with fixed monthly rentals, due 2009. The monthly aggregate lease payment is approximately $8,326. None of the leases included contingent rentals.

Total lease expenses for the three months ended March 31, 2009 and 2008 was $20,404 and $24,110, respectively.

(c)    Employment contracts commitments

As of March 31, 2009, the Company had a total of 17 employment contracts expiring within 1 month to 45 months, with a payroll amount of approximately $82,758 per month reducing as and when each contract expires. As of March 31, 2009, there were 127 employment contracts terminable with prior notice of between 1 to 3 months that were entered into by our subsidiaries, with a payroll amount of approximately $57,888 per month.

(d)    Consulting services contract commitments

As of March 31, 2009, the Company had 2 consulting service contracts expiring within 1 month with a cash fee payment of $3,500 per month and 2 consulting service contracts which are terminable with immediate notice with fee payable based on actual performance.

NOTE－16              COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

NOTE－17              SUBSEQUENT EVENTS

On April 1, 2009, the directors of the Company approved the termination of the joint venture agreement entered into with two Mongolians. The Company intended to send the termination notice to the Mongolians by April 30, 2009 but such notice is yet to be sent as at the date of this Report.

On April 6, 2009, the Company received the notices from the six Note Holders as described in Note 14(b) of the Annual Report for the year ended December 31, 2008 on Form 10K filed on April 15, 2009 to convert the entire principal in an aggregated amount of $589,041 and accrued interests in an aggregated amount of $32,725 as of April 6, 2009, to 163,622,600 shares of common stock of the Company at $0.0038 per share. The directors of the Company approved the conversion on April 7, 2009 and the Company proceeded to issue restricted shares under Rule 144 to the six Note Holders.

On April 15, 2009, the Company accepted an offer each from two individuals, of 6-month maturity convertible loan of $40,000 each, bearing no interest. The lenders will have the option to convert any money advanced into shares of the Company’s common stock priced at $0.002 per share, if the said loans are converted within 6 months from the effective date of the loans. The Company recorded an intrinsic value of the beneficial conversion feature of the loans at $20,000.

On April 15, 2009, the directors approved the extension of the service contract with KateLin Enterprise Inc. (which expired on April 6, 2009) to supply administrative services to June 6, 2009 at the same monthly fee of $2,000.

On April 15, 2009, the directors of the Company approved the conversion of the entire principal in the aggregate amount of $20,000 of two loans received on March 21, 2009 at a conversion price of $0.002 per share to 10,000,000 shares of the Company’s common stock. The Company proceeded to issue restricted shares under Rule 144 to the two holders of the said loans.

On April 15, 2009, the Company granted an option to Katherine Yoke-Lin Tung, the Secretary and Treasurer of the Company, to purchase a total of 78,148 free trading S-8 shares of the Company’s common stock under the 2007 Option Plan and another option to purchase a total of 9,337,084 restricted shares of the Company’s common stock under the Unregistered Option Plan, both with immediate vesting but exercisable at an exercise price of $0.0025 per share on or after the day that the authorized shares of the Company’s common stock have been effectively increased to 1,500,000,000 to settle fees owing to KateLin Enterprise Inc. (in which Katherine Tung has a controlling interest ) as of March 31, 2009 amounting to $23,538.

CARDTREND INTERNATIONAL INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE THREE MONTHS ENDED MARCH 31, 2009
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

On April 15, 2009, the Company granted options to 7 employees, 1 officer, 3 officer/directors and a director to purchase a total of 290,419,612 restricted shares of the Company’s common stock under the Unregistered Option Plan with immediate vesting but exercisable at an exercise price of $0.0025 per share on or after the day that the authorized shares of the company’s common stock have been effectively increased to 1,500,000,000 to settle salaries owing to them as of March 31, 2009 and advances made by them for the Company’s expenses totaling $726,049. The fair values of these options, which were nil, were computed using a Black- Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility 812%; (3) risks free interest rate of 1.27%; (4) expected lives of 1 day; and (5) at a market price $0.0025. The fair values were expensed off at the time of granting the options.

On April 22, 2009, the directors of the Company approved the conversion of the entire principal in the aggregate amount of $80,000 of two loans received on April 15, 2009 at a conversion price of $0.002 per share to 40,000,000 shares of the Company’s common stock. The Company proceeded to issue restricted shares under Rule 144 to the two holders of the said loans.

On April 28, 2009, the Company filed Form PRE14A for a Special Meeting of the Company’s shareholders to be held on June 11, 2009 to vote for (i) the increase of the authorized shares of the Company’s common stock from 500,000,000 to 1,500,000,000, and (ii) the change of name of the Company from Cardtrend International Inc. to Mezabay International Inc.

On May 6, 2009, the director approved the conversion of the $200,000 convertible loan from RBSM LLP together with a total accrued interest of $14,194 to 32,952,990 shares of the Company’s common stock at a conversion price of $0.0065. The Company proceeded to issue the said shares under Rule 144 restriction.

On May 11, 2009 and May 13, 2009, the Company filed Form DEF14A and DEFR14A, respectively, for the Special Meeting of the Company’s shareholders as mentioned above.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of the Company’s financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This report contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act). These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which the Company indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under the sections of “Business,” “Risk Factors”, and “Management’s Discussion and Analysis.” The actual results may differ materially from results anticipated in these forward-looking statements. The Company bases the forward-looking statements on information currently available to us, and the Company assumes no obligation to update them. In addition, the Company’s historical financial performance is not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report as well as the Company’s 2008 Annual Report on Form 10K filed on April 15, 2009.

Recent Developments

Effective January 30, 2009, the Company’s authorized shares of common stock have been increased from 250,000,000 to 500,000,000.

Recent Financial Results

Revenue of Processing Business Unit
(i) In Other Asia Markets

During the three-month period ended March 31, 2009, the Processing Business Unit in Other Asia Markets, which currently comprises of all the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of this Report), and Asia Payment Systems (Hong Kong) Ltd. in Hong Kong reported a net revenue of $147,320, as compared to $140,427 recorded for the corresponding three-month period ended March 31, 2008, a decrease of 13% . During the three-month period ended March 31, 2009, the Processing Business Unit in Other Asia Markets recorded total cost of services of $74,664, as compared to $39,894 for the corresponding three-month period ended March 31, 2008, an increase of approximately 87%, thereby generating a gross profit of $48,163 for this reporting period as compared to $100,533 for the corresponding period in 2008, a decrease of 52%. The gross margin for this business unit in Other Asia Markets for this reporting period was 39 % as compared to 72 % for the corresponding three-month period ended March 31, 2008. The reduction of the gross margin was due to the higher cost of service incurred by Cardtrend Systems Sdn. Bhd.

(ii) China Market

During the three-month period ended March 31, 2009, the Processing Business Unit in China Market which currently comprises only Asia Payment Systems (China) Co. Ltd., recorded a total net revenue of $218,854, as compared to $122,492 recorded for the corresponding three-month period ended March 31, 2008, an increase of 79%. During the three-month period ended March 31, 2009, the Processing Business Unit in China Market recorded total cost of services of $81,305, as compared to $52,812 for the corresponding period ended March 31, 2008, an increase of 54%. The gross margin for this business unit in China Market for this period was 63% as compared to 57% for the corresponding period ended March 31, 2008. The improvement of the gross margin was due to the lower cost of service incurred by Asia Payment Systems (China) Co. Ltd.

Revenue of Prepaid Business Unit
(i) In Other Asia Markets

During the three-month period ended March 31, 2009, the Prepaid Business Unit in Other Asia Markets, which comprises two subsidiaries of ours in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd., and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $17,509 as compared to $256,575 recorded for the corresponding three-month period ended March 31, 2008, a decrease of 93%. The reduction of the net revenue for this business unit for the current period was due to the management’s decision to completely stop the business of Payment Business Solutions Sdn. Bhd. in the distribution of IDD telecommunication prepaid cards because of the difficulty in obtaining higher profit margin as well as a sudden drop in the customers who consist of mainly foreign workers in Malaysia which has substantially reduced the quota for foreign workers. The total cost of the prepaid products was $17,369 for the current period as compared to $252,758 recorded for the corresponding three-month period ended March 31, 2008, a decrease of 93%. The gross margin for this business unit in Other Asia Market for the current period was approximately 1% as compared to approximately 1.5% for the corresponding three-month period ended March 31, 2008.

(ii) China Market

As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market.

Cards Business Unit
(i) In Other Asia Markets

During the three-month periods ended March 31, 2009 and 2008, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty-rewards cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, in both of which we have a 20% equity, continued to incur losses and did not declare any dividend. The accumulated losses of these two associated companies exceeded the balance of our investments of $1 and $105,263, respectively. Hence, this Business Unit did not report any share of losses or income for this reporting period and the corresponding period in 2008. As we have not been issued with any share of the common stock of Interpay Co. Ltd., a company incorporated in Mongolia which Asia Payment Systems (HK) Ltd., our wholly owned subsidiary in Hong Kong, is supposed to subscribe for 50% of the proposed paid up capital of $500,000, we have not recorded any share of the losses suffered by such company for this reporting period and the corresponding period ended March 31, 2008.

(ii) In China Market

As of the date of this Report, the Company has not begun to conduct Cards Business in China.

Consolidated Revenues and Operating Expenses

On a consolidated basis, the Company recorded total net revenue of $366,174 for the current three-month period as compared to $519,494 for the corresponding three-month period ended March 31, 2008, a decrease of 30%. The corresponding total costs of goods sold and services rendered for the current period was $173,338 as compared to $345,464 for the corresponding three-month period ended March 31, 2008. Hence, the total gross profits of the Company for the three-month period ended March 31, 2009 was $192,836, producing a gross margin of approximately 53%, as compared to $174,030, producing a gross margin of 33%, for the same corresponding period ended March 31, 2008 an increase of 11% and 20%, respectively. The reduction of the net revenue and the improvement of gross margin were due to the complete stoppage of Payment Business Solutions Sdn. Bhd.’s business.

The Company incurred total operating expenses of approximately $636,391 for the three-month period ended March 31, 2009 as compared to $971,907 for the three-month period ended March 31, 2008, a reduction of $335,516 (or 35%). The reduction of operating expenses was primarily contributed by the reduction in the general and administrative expenses in all the subsidiaries and the Company.

Financing expense for the three-month period ended March 31, 2009 was approximately $150,326 as compared to $568,556 for the same corresponding period in 2008, a reduction of 74%. This expense incurred includes the discount of $150,174 and $560,943 on convertible on-demand loans amounting to $809,041 and $200,000 during the three-month periods ended March 31, 2009 and 2008, respectively. The convertible loan obtained during the period ended March 31, 2009 does not bear any interest whereas the convertible loans obtained during the corresponding period ended March 31, 2008 bear an interest rate of 10% per annum.

During the three-month periods ended March 31, 2009 and 2008, the Company did not issue any common stock for consulting service. For the three-month periods ended March 31, 2009 and 2008, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount of $90,770 and $165,777, respectively. For the three-month periods ended March 31, 2009 and 2008, the Company expensed stock-based compensation from stock options granted to consultants in the amount of $6,667 and $107,255, respectively.

Net loss for the three-month period ended March 31, 2009 was $593,881, as compared to $1,366,433 for the corresponding three-month period ended March 31, 2008, a decrease of $772,552 (or 57%). This was mainly due to lower amortization of discount on convertible loans and overall decrease in selling expenses, and general and administration expenses, Company wide. The comprehensive loss for the three-month period ended March 31, 2009 was $610,365, as compared to $1,355,071 for the corresponding three-month period ended March 31, 2008, a decrease of 55%.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash of $33,178, as compared to the ending cash balance at of December 31, 2008 in the amount of $14,919, an increase of $18,259 (or 122%).

Net cash used in operating activities was $95,289 for the three-month period ended March 31, 2009, compared to $327,986 for the same corresponding period in 2008, a reduction of $232,697 or 71%. The decrease in net cash used in operations was mainly due to reduction in operating expenses.

Net cash provided by investing activities was $0 for the three-month period ended March 31, 2009, compared to net cash used of $13,590 for the same corresponding period in 2008.

Net cash provided by financing activities was $130,032 for the three-month period ended March 31, 2009, compared to $192,328 for the corresponding period in 2008. The cash for both the periods was obtained from related parties and issuance of convertible loans, which were used to fund the operating activities.

As of March 31, 2009, total current liabilities exceeded total current assets by $2,250,024 compared to $1,847,821 at December 31, 2008. Shareholders, directors and related party advances comprise $103,733 of the current liabilities at March 31, 2009, compared to $104,671 at December 31, 2008. As of March 31, 2009, the current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd, and $4,596 owing to a Malaysian leasing company. The loan from Shandong Hengtong Chemical Industrial is non-interest bearing and no fixed term of repayment, due upon demand.

Goodwill Review Process

Goodwill represented the difference between the aggregate consideration paid for the acquisition and the fair value of the net tangible assets of Cardtrend Systems Sdn. Bhd.

For the three months ended March 31, 2009, the management of the Company evaluated the recoverability of the goodwill using a combination of discounted cash flow method and price-earning method to determine the fair value of Cardtrend Systems Sdn. Bhd. The tests resulted that the fair value of Cardtrend Systems Sdn. Bhd. exceeds the carrying value of goodwill and therefore no impairment loss is required for the three months ended March 31, 2009.

Financial Condition

As of March 31, 2009, the Company’s consolidated cash and cash equivalents totaled $33,178. The Company has insufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

The Company has established a management plan to guide the Management in growing the Company’s net revenues and generating positive cash flows from operations during 2009. The major components of the plan are discussed on the subsection of Item 7 Part II entitled “Management Initiatives & Plans” of the Annual Report for the year ended December 31, 2008 on Form 10K filed on April 15, 2009. No assurance can be given that the Company will be successful in implementing the plan. The Company’s net revenues and cash flows from operations depend on many factors including the success of its marketing programs, the maintenance and reduction of expenses and its ability to successfully develop and implementing new businesses in all the markets.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of March 31, 2009, the Company had a working capital deficit of $2,250,024 and an accumulated deficit of $24,735,322 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

The Company’s contractual obligations as at March 31, 2009 as required to be disclosed by Item 303(a)(5) of Regulation S-K are tabulated as follows:
Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	$3,455	$3,455	$-	$-	$-
Operating Lease Obligations	$145,987	$75,908	$70,079	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	$-	$-	$-	$-	$-
Total	$149,442	$79,363	$70,079	$-	$-

The following summarizes other significant contractual obligations of the Company as of March 31, 2009, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:
*
The conversion of $200,000 Convertible Loan together with accrued interest of $14,194 on May 6, 2009 into 32,952,990 restricted shares of common stock of the Company, which the Company believed, would not have any impact on the Company’s liquidity and cash flow in the future periods;

*
The redemption during 2009 of any or all other convertible loans totaling $589,041 instead of converting to shares of common stock of the Company, which the Company believed would have great impact on the Company’s liquidity and cash flow in the future periods. However, on April 6, 2009, all the said loans totaling $589,041 together with accrued interest of $32,725 have been converted to 163,622,600 restricted shares of common stock of the Company.

*
The settlement of salaries owed to employees and advances made by officers and directors, totaling $726,049 as at March 31, 2009, which the Company believed would have great impact on the Company’s liquidity and cash flow in the future periods. On April 16, 2009, all but two employees, all officers and directors, had agreed for the Company to settle the salaries and advances totaling $689,543 by the issuance of 275,817,484 shares of common stock of the Company when the authorized shares of common stock of the Company have been increased to 1,500,000,000. However, the settlement of the remaining outstanding salaries amounting to $36,506 as at March 31, 2009 with cash would still have negative impact on the Company’s liquidity and cash flow in the future periods.

*
The settlement of fees owed to our service contractors totaling $272,397 as at March 31, 2009, which the Company believed would have great impact on the Company’s liquidity and cash flow in the future periods. On April 16, 2009, one of our service contractors to whom we owed a total of $23,538 as at March 31, 2009, had agreed for the Company to settle all the outstanding fees with 78,148 free trading S8 shares and 9,337,084 restricted shares of our common stock when the authorized shares of our common stock have been increased to 1,500,000,000. However, the settlement of the remaining outstanding fees owed to the service contractors amounting to $248,859 as at March 31, 2009 with cash would still have negative impact on the Company’s liquidity and cash flows in the future periods.

The expected timing of the obligation s discussed above was estimated based on information known to the Company as at the time of filing of this report. Timing of the issuance and actual amount of shares of the Company’s common stock to be issued may be different depending on changes to be agreed-upon amount for the obligations. As at the time of this report, certain of the above contractual obligations have not been met.

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

Trends, Risk and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors discussed in the Company’s Form 10K filed on April 15, 2009 before making an investment decision with respect to our Common Stock.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive Officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the Evaluation Date”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cardtrend International, Inc. can be prevented.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risk factors for the period ended March 31, 2009 are similar to those disclosed in Item 1A of the Form 10K for the year ended December 31, 2008 filed on April 15, 2009, the reference of which is hereby made.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 15, 2009, the Company obtained the votes of 73.42%, forming a majority, of the shareholders of all classes of the Company’s common stock in favor of increasing the authorized number of shares of its common stock from 250,000,000 to 500,000,000. The change was effective January 30, 2009.

ITEM 5.    OTHER INFORMATION

None.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of May, 2009.

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