Form 10-K/A
period 2007-12-31
CARDTREND INTERNATIONAL INC.
filed 2009-06-09
CIK 1085113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number 000-30013

CARDTREND INTERNATIONAL, INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

800 5th Avenue, Suite 4100
Seattle, Washington 98104
(Address of principal executive offices, including zip code.)

206-447-1379
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 10, 2008: $6.16 Million.

EXPLANATORY NOTE

     Cardtrend International Inc. (the Registrant) is filing this amended Form 10-K/A-2 to include the revised audit report and related financial statements, both of which were previously filed with the SEC.

     This Form 10-K/A-2 should be read in conjunction with the original Form 10-KSB, which continues to speak as of the date of the Form 10-KSB. Except for the “Report of Independent Registered Public Accounting Firm”, this Form 10-K/A-2 does not modify or update disclosures in the original Form 10-KSB. Accordingly, this Form 10-K/A-2 does not reflect events occurring after the filing of the Form 10-KSB or modify or update any related or other disclosures.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of June, 2009.

CARDTREND INTERNATIONAL INC.
A Nevada corporation
By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

KING K. NG
King K. Ng	Director , President and Chief (Principal) Executive Officer	June 5, 2009

KOK KENG LOW
Kok Keng Low	Director, Executive Vice President and Chief Operating Officer	June 5, 2009

JEE SAM CHOO
Jee Sam Choo	Director, Chairman	June 5, 2009

YU HUA CHEN
Yu Hua Chen	Director, Chief Officer – Greater China	June 5, 2009