Form 10-Q
period 2009-06-30
MEZABAY INTERNATIONAL INC.
filed 2009-08-19
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30013

MEZABAY INTERNATIONAL INC.
(Formerly, Cardtrend International Inc.)
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
YES [  ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 402,393,726 as of August 13, 2009.

TABLE OF CONTENTS

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)

ITEM	Description	Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the
	Three Months and Six Months Ended June 30, 2009 and 2008(unaudited)	F-2
	Condensed Consolidated Statement of Cash Flows for the Six Months
	Ended June30, 2009 and 2008 (unaudited)	F-3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Six Months
	Ended June 30, 2009 and 2008 (unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements(unaudited)	F-5 to F-18

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results ofOperations	21

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 1A.	Risk Factors	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26-28

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$29,462	$14,919
Accounts receivable, net	234,149	223,933
Inventories	2,161	2,693
Other receivables and prepayments	105,986	67,428

Total current assets	371,758	308,973

Plant and equipment, net	323,607	393,314
Goodwill	-	153,212
Intellectual property, net	233,333	283,333

TOTAL ASSETS	$928,698	$1,138,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$58,009	$26
Deferred revenue	1,638	80,541
Accrued liabilities and other payables	932,619	1,085,369
Loan payable	102,727	104,671
Due to related parties	313,682	519,964
Convertible loan payable, net of unamortized discount of Nil and
$422,819 as of June 30, 2009 and December 31, 2008	-	366,223

Total liabilities	1,408,675	2,156,794

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value,
no stock issued and outstanding as of June 30, 2009 and December 31, 2008	-	-

Common stock, 1,500,000,000 authorized common shares of $0.001 par value,
402,393,726 and 155,818,136 shares issued and outstanding as of June 30, 2009 and
December 31, 2008, respectively	402,394	155,818
Additional paid-in capital	24,725,750	23,504,772
Deferred compensation	-	(666,666)
Accumulated deficits	(25,769,734)	(24,141,441)
Accumulated other comprehensive income	161,613	129,555

Total stockholders’ deficit	(479,977)	(1,017,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$928,698	$1,138,832

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUE, NET
Sales	$543,189	$313,458	$690,509	$710,460
Sales, related party	431,704	77,819	650,558	200,311
Total revenues, net	974,893	391,277	1,341,067	910,771
COST OF REVENUE	(433,211)	(233,904)	(606,549)	(579,368)
GROSS PROFIT	541,682	157,373	734,518	331,403
OPERATING EXPENSES:
Depreciation and amortization	(55,928)	(71,224)	(124,044)	(141,765)
Stock based compensation	(730,769)	(269,274)	(848,206)	(542,306)
Consulting and management service fee, related party	(6,000)	(10,381)	(12,000)	(27,160)
Impairment of goodwill	(153,212)	-	(153,212)	-
Selling, general and administrative expenses	(702,078)	(638,403)	(1,146,916)	(1,249,958)
Total operating expenses	(1647,987)	(989,282)	(2,284,378)	(1,961,189)
LOSS FROM OPERATIONS	(1,106,305)	(831,909)	(1,549,860)	(1,629,786)
OTHER INCOME (EXPENSES):
Amortization of debt discount	90,384	(67,490)	(59,791)	(638,433)
Other income	2,193	-	2,193	3,556
Interest income	5	3,244	7	-
Interest expense	(20,689)	(9,744)	(20,842)	(7,669)
LOSS BEFORE INCOME TAXES AND MINORITY
INTEREST	(1,034,412)	(905,899)	(1,628,293)	(2,272,332)
Income tax expense	-	-	-	-
Minority interest	-	-	-	-
NET LOSS	(1,034,412)	(905,899)	(1,628,293)	(2,272,332)
Other comprehensive loss:
- Foreign currency translation gain	48,542	25,561	32,058	36,923
COMPREHENSIVE LOSS	(985,870)	(880,338)	(1,596,235)	(2,235,409)
Net loss per share – basic and diluted	$(0.00)	$(0.01)	(0.01)	$(0.02)
Weighted average shares outstanding – basic and diluted	316,174,053	144,944,246	235,996,094	109,046,137

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,628,293)	$(2,272,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,044	141,765
Stock based compensation expenses	848,206	542,306
Issuance of common stock for convertible loan interests	46,919	-
Impairment of goodwill	153,212	-
Allowance for doubtful debts	-	6,507
Amortization of discount on convertible loan	59,791	628,433
Changes in operating assets and liabilities:
Accounts receivable, net	(10,216)	145,692
Other receivables and prepayments	(38,558	(33,936)
Inventories	532	(328)
Accounts payable	57,983	(330,087
Deferred revenue	(78,903)	(177)
Accrued liabilities and other payables	354,049	469,356

Net cash used in operating activities	(111,234)	(702,801)

Cash flows from investing activities:
Purchase of plant and equipment	(4,337)	-
Decrease in other assets and deposits	-	8,333

Net cash (used in) provided by investing activities	(4,337)	8,333

Cash flows from financing activities:
Proceeds from related parties	-	84,451
Proceeds from convertible loans	100,000	386,000
Repayment of loan payable	(1,944)	(1,975)

Net cash provided by financing activities	98,056	468,476

Effect of exchange rate changes on cash and cash equivalents	32,058	36,923

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,543	(189,069)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,919	211,603

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,462	$22,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$350

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Common stock issued for settlement of convertible loans	$572,935	$-
Grant stock options for settlement of accrued expenses	$713,081	$-

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

							Accumulated
	Preferred stock		Common stock		Additional		other		Total
	No of		No of		paid-in	Deferred	comprehensive	Accumulated	stockholder's
	shares	Amount	shares	Amount	capital	compensation	(loss) income	deficits	deficit

Balance as of
January 1, 2009	-	$-	155,818,136	$155,818	$23,504,772	$(666,666)	$129,555	$(24,141,441)	$(1,017,962)

Issuance of
common stock
upon conversion
of note payables
and interests
accrued	-	-	246,575,590	246,576	326,357	-	-	-	572,933

Grant options
for settlement
of accrued
expense	-	-	-	-	713,081	-	-	-	713,081

Stock based
compensation
expenses	-	-	-	-	181,540	(181,540)-	-	-	-

Amortization of
deferred
compensation	-	-	-	-	-	848,206	-	-	848,206

Net loss for the
period	-	-	-	-	-	-	-	(1,628,293)	(1,628,293)

Foreign currency
translation
adjustment	-	-	-	-	-	-	32,058	-	32,058

Balance as of
June 30, 2009	-	$-	402,393,726	$402,394	$24,725,750	$-	$161,613	$(25,769,734)	$(479,977)

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 filed on April 15, 2009.

NOTE－2                  ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003, and to Cardtrend International Inc. on July 24, 2007. On June 12, 2009, the Company has obtained the majority votes of its shareholders to change its name to Mezabay International, Inc. The change of name of the Company is effective June 18, 2009.

The Company through its subsidiaries, engages in provision of data and business processes outsourcing services and IT solution of payment and loyalty cards.

NOTE – 3                  GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended June 30, 2009, the Company incurred a net loss of $1,628,293 and generated a negative cash flow of $111,234 from operating activities. At June 30, 2009, the Company had a working capital deficiency of $1,036,917 and the accumulated deficits of $25,769,734. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

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

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

*            Account receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of June 30, 2009 and December 31, 2008, the allowance for doubtful accounts of trade receivables was $36,433 and $36,986, respectively.

*            Inventories

Inventories are recorded at the lower of cost or market value using the first-in-first-out method. As of June 30, 2009 and December 31, 2008, inventories were $2,161 and $2,693, respectively.

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

As of June 30, 2009 and December 31, 2008, plant and equipment, net, consisted of office equipment and renovation with an aggregate cost of $323,607 and $393,314, respectively. Depreciation expense for the three months ended June 30, 2009 and 2008 was $30,928 and $46,224, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $74,044 and $91,765 respectively.

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

For the three months ended June 30, 2009, the Company tested for impairment in accordance with the SFAS No. 142 and impairment charge of $153,212 was recognized for the our investment in Cardtrend Systems Sdn. Bhd.

*            Intellectual property

Intellectual property represented internal developed card system software with a cost of $500,000. Amortization is calculated on the straight-line basis over the expected useful life of 5 years.

For three months ended June 30, 2009 and 2008, the amortization expense was $25,000 and $25,000, respectively. For the six months ended June 30, 2009 and 2008, the amortization expense was $50,000 and $50,000, respectively.

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

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
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

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In connection with the adoption of FIN No. 48, the Company has analyzed the filing positions in all of the jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on the condensed consolidated financial statements. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2009 and 2008.

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

Translation of amounts from the local currency of the Company’s subsidiaries into US dollars has been made at the following exchange rates for the respective period:

	June 30, 2009	June 30, 2008
Period end HKD : US$1 exchange rate	7.75040	7.80370
Average period HKD : US$1 exchange rate	7,75132	7.79968
Period end RMB: US$1 exchange rate	6.84480	6.87180
Average period RMB: US$1 exchange rate	6.83992	6.96957
Period end MYR: US$1 exchange rate	3.54010	3.25880
Average period MYR: US$1 exchange rate	3.55962	3.21501
Period end SGD: US$1 exchange rate	1.45430	1.36350
Average period SGD: US$1 exchange rate	1.47369	1.36621

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE – 5                  OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments are comprised of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(audited)
Deposits and prepayments	$71,459	$36,279
Other tax recoverable	-	10,291
Other receivables	34,527	20,858
	$105,986	$67,428

NOTE – 6                  GOODWILL

Goodwill represented the difference between the aggregate consideration paid for the acquisition and the fair value of the net tangible and intangible assets of Cardtrend Systems Sdn. Bhd.

For the three months ended June 30, 2009, the management of the Company evaluated the recoverability of the goodwill using a combination of discounted cash flow method and price-earning method to determine the fair value of Cardtrend Systems. The tests resulted that the fair value of Cardtrend Systems Sdn. Bhd. is lower than the carrying value of goodwill and therefore impairment loss of 153,212 was recognized for the three months ended June 30, 2009.

NOTE－7                  ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued expenses	$406,387	$468,340
Other tax payables	10,090	-
Salaries and expenses owed to employees	127,326	271,704
Customers deposit	54,217	-
Other payables	334,599	345,325

	$932,619	$1,085,369

Other payables consisted of temporary advances from independent third parties with no interest bearing, unsecured and no fixed terms of repayment.

NOTE－8                  INCOME TAX

For the six months ended June 30, 2009 and 2008, the local (“U.S.”) and foreign components of loss from operations before income taxes were comprised of the following:

	Six months ended June 30,
	2009	2008
Tax jurisdictions from:
- Local	$(1,514,601)	$(1,950,212)
- Foreign	(113,692)	(322,120)

Loss before income taxes	$(1,628,293)	$(2,272,332)

For the six months ended June 30, 2009 and 2008, no provision for income tax has been made as the Company did not have any assessable profits for the period.

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

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

United States of America

The Company is registered in the State of Nevada and is subject to the United States of America tax law.

For the six months ended June 30, 2009, the U.S. operation had $1,514,601 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019. The Company has provided for a full valuation allowance of approximately $514,960 for future tax benefits from net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

For the six months ended June 30, 2009 and 2008, the Hong Kong profits tax rate was 16.5% and 16.5%, respectively. No provision for Hong Kong profits tax was made for as the Company’s subsidiaries operating in Hong Kong incurred an operating loss of $350 and an operating profit of $1,131 during the respective periods.

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

For the six months ended June 30, 2009 and 2008, no provision for corporate income tax has been made as APS China incurred an operating loss of $135,253 and $272,619, respectively.

Singapore

Pursuant to the Singapore Income Tax Laws, the Corporate Income Tax is at a statutory rate of 20%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income provided that the beneficial ownership of the company remains substantially (at least 50%) the same as at certain relevant dates. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Carrybacks or transfers to other companies are not permitted. No provision for Singapore Corporate Income Tax has been made as the subsidiaries operating in Singapore incurred an operating profit of $1,379 and an operating loss of $454 respectively for the six months ended June 30, 2009 and 2008.

Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 26%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiaries operating in Malaysia incurred an operating profit of $19,882 and an operating loss $50,178 respectively, for the six months ended June 30, 2009 and 2008.

British Virgin Islands

Under the current BVI law, those BVI subsidiaries are not subject to tax on income. For the six months ended June 30, 2009 and 2008, the Company’s subsidiaries incurred a operating loss of $350 and $nil respectively, for the six months ended June 30, 2009 and 2008.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2009 and December 31, 2008:

Deferred tax assets:	June 30, 2009	December 31, 2008
Net operating loss carryforward
- United States	$3,537,897	3,022,937
- Hong Kong	15,263	15,205
- The PRC	165,809	131,996
- Malaysia	29,068	29,068
- Singapore	417	417
Less: valuation allowance	(3,748,454)	(3,199,623)
Net deferred tax assets	$-	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,748,454 and $3,199,623 as of June 30, 2009 and December 31, 2008, respectively. During the first six months of 2009, the valuation allowance increased by $548,831, primarily relating to net operating loss carryforwards from the local and foreign tax regimes.

NOTE－9                  COMMON STOCK

On January 30, 2009, the Company increased its authorized shares of common stock from 250,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

On June 18, 2009, the Company increased its authorized shares of common stock from 500,000,000 shares to 1,500,000,000 shares with a par value of $0.001 per share.

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

On May 6, 2009, the director approved the conversion of the $200,000 convertible loan from RBSM LLP, which was obtained on May 5, 2008, together with a total accrued interest of $14,194 to 32,952,990 shares of the Company’s common stock at a conversion price of $0.0065. The Company issued the said shares under Rule 144 restriction.

As of June 30, 2009, the Company had authorized 1,500,000,000 shares, issued and outstanding 402,393,726 shares of common stock.

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

On April 15, 2009, the Company granted an option to Katherine Yoke-Lin Tung, the Secretary and Treasurer of the Company, to purchase a total of 78,148 restricted shares of the Company’s common stock under the 2007 Option Plan and another option to purchase a total of 9,337,084 restricted shares of the Company’s common stock under the Unregistered Option Plan, both with immediate vesting but exercisable at an exercise price of $0.0025 per share on or after the day that the authorized shares of the Company’s common stock have been effectively increased to 1,500,000,000 shares to settle fees owing to KateLin Enterprise Inc. (in which Katherine Tung has a controlling interest ) as of March 31, 2009 amounting to $23,538. The fair values of these options, which were $23,538, were computed using a Black- Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility 812%; (3) risks free interest rate of 1.27%; (4) expected lives of 1 day; and (5) at a market price $0.0025.

On April 15, 2009, the Company granted options to 9 employees, 1 officer, 3 officer/directors and a director to purchase a total of 275,817,484 restricted shares of the Company’s common stock under the Unregistered Option Plan with immediate vesting but exercisable at an exercise price of $0.0025 per share on or after the day that the authorized shares of the company’s common stock have been effectively increased to 1,500,000,000 shares to settle salaries owing to them as of March 31, 2009 and advances made by them for the Company’s expenses totaling $689,543. The fair values of these options, which were $689,543, were computed using a Black- Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility 812%; (3) risks free interest rate of 1.27%; (4) expected lives of 1 day; and (5) at a market price $0.0025.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) at June 30, 2009 and December 31, 2008 is presented below:
						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at January 1, 2008	483,000	450,000		15,800,000	16,733,000	$0.103
Granted	788,020	1,169,000	10,550,000	13,196,900	25,703,920	$0.019
Forfeited & cancelled	(483,000)	(450,000)		(10,481,911)	(11,414,911)	$0.107
Exercised	(788,020)	(1,169,000)		(12,464,989)	(14,422,009)	$0.016

Balance at December 31, 2008	-	-	10,550,000	6,050,000	16,600,000	$0.020
Granted	-	-	285,154,568	78,148	285,232,716	$0.0025

Balance at June 30, 2009	-	-	295,704,568	6,128,148	301,832,716	$0.0035

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

A summary of the changes in the Company’s stock options granted to Employees at June 30, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at January 1, 2008	43,000	-	-	15,800,000	15,843,000	$0.095
Granted	788,020	1,169,000	10,550,000	10,996,900	23,503,920	$0.019
Forfeited & cancelled	(43,000)	-	-	(10,481,911)	(10,524,911)	$0.096
Exercised	(788,020)	(1,169,000)	-	(10,364,989)	(12,322,009)	$0.018

Balance at December 31, 2008	-	-	10,550,000	5,950,000	16,500,000	$0.020
Granted	-	-	285,154,568	78,148	285,232,716	$0.0025

Balance at June 30, 2009	-	-	295,704,568	6,028,148	301,732,716	$0.0035

A summary of the changes in the Company’s stock options granted to Consultants at June 30, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at January 1, 2008	440,000	450,000	-	-	890,000	$0.234
Granted	-	-	-	2,200,000	2,200,000	$0.005
Forfeited & cancelled	(440,000)	(450,000)	-	-	(890,000)	$0.236
Exercised	-	-	-	(2,100,000)	(2,100,000)	$0.001
Balance at December 31, 2008
and June 30, 2009	-	-	-	100,000	100,000	$0.080

Additional information regarding total options outstanding (for Employees and Consultants) at June 30, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life(Years)

$0.0025	285,232,716	7.44	$0.0025	285,232,716	$0.0025	7.44
$0.0200	16,500,000	7.63	$0.0200	8,661,073	$0.0200	7.59
$0.0800	100,000	0.58	$0.0800	100,000	$0.0800	0.58
Total	301,832,716	7.45	$0.0350	293,993,789	$0.0210	7.44

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

Additional information regarding total options outstanding (for Employees only) at June 30, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life (Years)

$0.0025	285,232,716	7.44	$0.0025	285,232,716	0.0025	7.44
$0.0200	16,500,000	7.63	$0.0200	8,661,073	$0.0200	7.59
Total	301,732,716	7.45	$0.0200	293,893,789	0.0200	7.45

Additional information regarding total options outstanding (for Consultants only) at June 30, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	Of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life (Years)

$0.08	100,000	0.58	$0.080	100,000	$0.080	0.58
Total	100,000	0.58	$0.080	100,000	$0.080	0.58

The fair value for the options granted was estimated at the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate (per annum)	0.11% to 0.19%
Expected life (in years)	1 to 5 years
Expected volatility	800% to 827%
Expected dividend yield	0%

The Company recognized $730,769 and $269,274 of stock-based compensation to operations for the three months ended June 30, 2009 and 2008 respectively. The Company recognized $848,206 and $542,306 of stock-based compensation to operations for the six months ended June 30, 2009 and 2008 respectively. .For the three months ended June 30, 2009, $639,999 was recorded as amortization of deferred stock based compensation and $90,770 was recorded as amortization of vested options which increases the additional paid-in capital. For the six months ended June 30, 2009, $666,666 was recorded as amortization of deferred stock based compensation and $181,540 was recorded as amortization of vested options which increases the additional paid-in capital.

(b)  Warrants

Transaction involving warrants issued to investors and consultants at June 30, 2009 and December 31, 2008 are summarized as follows (warrants were not issued to employees):

	Share Issued
	Upon	Average
	Exercise of	Price
	Warrants	Per Share
Outstanding at January 1, 2008	22,927,187	$0.230
Granted	17,133,263	$0.084
Exercised	-	$-
Cancelled	(500,000)	$0.400
Outstanding at December 31, 2008 and June 30, 2009	39,560,450	$0.168

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

Additional information regarding warrants outstanding at June 30, 2009 is as follows (Note: No warrants were issued to employees):

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Warrants	Life (Years)	Price	Warrants	Price	Life (Years)

$0.062	23,665,206	1.43	$ 0.062	23,665,206	$ 0.062	1.68
$0.112	5,504,464	1.67	$ 0.112	5,504,464	$ 0.112	1.92
$0.130	1,569,659	1.67	$ 0.130	1,569,659	$ 0.130	1.92
$0.159	645,644	0.25	$ 0.159	645,644	$ 0.159	0.50
$0.200	4,638,333	0.50	$ 0.200	4,638,333	$ 0.200	0.75
$0.300	1,448,985	0.25	$ 0.300	1,448,985	$ 0.300	0.50
$0.713	1,000,000	1.17	$ 0.713	1,000,000	$ 0.713	1.42
$2.000	1,088,159	1.17	$ 2.000	1,088,159	$ 2.000	1.42

	39,560,450	1.29	$ 0.168	39,560,450	$ 0.168	1.54

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

On April 6, 2009, the Company received the notices from the six Note Holders as described in Note 14(b) of the Annual Report for the year ended December 31, 2008 on Form 10K filed on April 15, 2009 to convert the entire principal in an aggregated amount of $589,041 and accrued interests in an aggregated amount of $32,725 as of April 6, 2009, to 163,622,600 shares of common stock of the Company at $0.0038 per share. These Notes are convertible into shares of common stock of the Company at a conversion price of $0.005 per share or the average closing bid price of the Company’s common stock 5 days preceding the date of conversion, whichever is lower. The directors of the Company approved the conversion on April 7, 2009 and the Company proceeded to issue restricted shares under Rule 144 to the six Note Holders.

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

The Company recorded the intrinsic value (i.e. the difference between the conversion price and the fair market value of the common stock on the date of issuance) attributable to the beneficial conversion feature as a discount to be amortized over the life of each of the above convertible loans as interest expense in accordance with EITF No. 00-27 Application of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and APB No. 14,  “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. For the six months ended June 30, 2009, the Company has charged $59,791 to operation as amortization of debt discount. As of June 30, 2009, all of the convertible loan payables are fully redeemed and the unamortized discount is charged to additional paid in capital upon the conversion.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

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

On May 6, 2009, the director approved the conversion of the $200,000 convertible loan from RBSM LLP together with a total accrued interest of $14,194 to 32,952,990 shares of the Company’s common stock at a conversion price of $0.0065. The Company issued the said shares under Rule 144 restriction.

NOTE－12                RELATED PARTY TRANSACTIONS

The Company incurred $9,203 and $9,582 for the three months ended June 30, 2009 and 2008, respectively, and $17,874 and $17,578 for the six months ended June 30, 2009 and 2008, respectively, for administrative, management services and consulting services provided by companies in which certain officers and/or shareholders have a controlling interest.  The Company also earned $431,704 and $650,558 from sales transaction in processing business for the three and six months ended June 31, 2009, respectively, at a market fair value in a normal course of business with a related company, which is controlled by a director, Mr. Chen Yu Hua.

The following balances, which represent temporary advances from directors, officers and companies controlled by certain officers and/or directors, carry no interest charges with no fixed terms of repayment, were outstanding as of:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Salaries payable	$110,082	$358,500
Loan from directors	199,629	161,464
Loan from related companies	1,872	-
Expenses claims	2,294	-
Due to related parties	$313,877	$519,964

NOTE－13                SEGMENT INFORMATION

(a)  Segment information

For the three and six months ended June 30, 2009, the Company’s business units have been aggregated in three reportable segments: business processing (“Processing Business Unit”), prepaid communications products (“Prepaid Business Unit”) and payment and loyalty-rewards cards (“Card Business Unit”), as defined by SFAS 131,  “Disclosures about Segments of an Enterprise and Related Information”  ("SFAS 131"). The Company's management makes financial decisions and allocates resources based on the information it receives from its internal management system on each of its lines of business. Certain other expenses associated with the public company status of Cardtrend are reported at the Cardtrend parent company level, not within the subsidiaries. These expenses are reported separately in this footnote. The Company's management relies on the internal management system to provide sales, cost and asset information by line of business.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and six months ended June 30, 2009 and 2008:
	Three months ended June 30, 2009
	Processing business	Prepaid business	Card business	Corporate	Total

Operating revenues, net	$955,758	$19,135	$-	$-	$974,893
Cost of revenues	(414,342)	(18,869)	-	-	(433,211)
Gross profit	541,416	266	-	-	541,682
Depreciation and amortization	40,221	15,272	435	-	55,928
Impairment of goodwill	153,212	-	-	-	153,212
Net loss	(1,004,171)	(22,647)	(7,594)	-	(1,034,412)
Total assets	782,376	128,958	17,364	-	928,698
Expenditure for long-lived assets	$4,337	$-	$-	$-	$4,337

	Three months ended June 30, 2008
	Processing business	Prepaid business	Card business	Corporate	Total

Operating revenues, net	$200,257	$191,020	$-	$-	$391,277
Cost of revenues	(45,716)	(188,188)	-	-	(233,904)
Gross profit	154,541	2,832	-	-	157,373
Depreciation and amortization	53,421	16,817	986	-	71,224
Net loss	(866,399)	(27,627)	(11,873)	-	(905,899)
Total assets	3,502,655	2,068,197	1,662,779	-	7,233,631
Expenditure for long-lived assets	$-	$-	$-	$-	$-

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30, 2009
	Processing business	Prepaid business	Card business	Corporate	Total

Operating revenues, net	$1,304,423	$36,644	$-	$-	$1,341,067
Cost of revenues	(570,311)	(36,238)	-	-	(606,549)
Gross profit	734,112	406	-	-	734,518
Depreciation and amortization	92,963	30,077	1,004	-	124,044
Impairment of goodwill	153,212	-	-	-	153,212
Net loss	(1,562,181)	(44,997)	(21,115)	-	(1,628,293)
Total assets	782,376	128,958	17,364		928,698
Expenditure for long-lived assets	$4,337	$-	$-	$-	$4,337

	Six months ended June 30, 2008
	Processing business	Prepaid business	Card business	Corporate	Total

Operating revenues, net	$463,176	447,595	-	-	910,771
Cost of revenues	(138,422)	(440,946)	-	-	(579,368)
Gross profit	324,754	6,649	-	-	331,403
Depreciation and amortization	106,273	33,545	1,947	-	141,765
Net loss	(2,205,279)	(55,869)	(11,184)	-	(2,272,332)
Total assets	3,502,655	2,068,197	1,662,779	-	7,233,631
Expenditure for long-lived assets	$-	-	-	-	-

(b)  Geographic information

The Company’s operations are located in three main geographical areas. The Company’s sales by geographical market are analyzed as follows:

	Three months ended June 30,
	2009	2008
Revenue, net:
PRC	$431,704	$77,819
Hong Kong	129	192
Malaysia	543,060	313,266
	$974,893	$391,277

	Three months ended June 30,
	2009	2008
Gross profit:
PRC	$298,028	$17,630
Hong Kong	129	-
Malaysia	243,525	139,743
	$541,682	$157,373

	Six months ended June 30,
	2009	2008
Revenue, net:
PRC	$650,558	$200,311
Hong Kong	323	449
Malaysia	690,186	710,011
	$1,341,067	$910,771

	Six months ended June 30,
	2009	2008
Gross profit:
PRC	$435,577	$70,442
Hong Kong	323	-
Malaysia	298,618	260,961
	$734,518	$331,403

As of June 30, 2009, 32% and 65% of the Company’s long-lived assets were located in the PRC and Malaysia, respectively.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE－14                CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)  Major customers

For the three months ended June 30, 2009, the customers who account for 10% or more of revenue of the Company are presented as follows:

	Three months ended June 30, 2009		June 30, 2009
	Revenue	Percentage of sales	Accounts receivable

Customer A	$431,704	44%	$-
Customer B	309,048	32%	4
Total:	$740,752	76%	$4

For the six months ended June 30, 2009, the customers who account for 10% or more of revenue of the Company are presented as follows:

	Six months ended June 30, 2009		June 30, 2009
	Revenue	Percentage of sales	Accounts receivable

Customer A	$650,558	49%	$-
Customer B	309,048	23%	4
Total:	$959,606	72%	$4

For the three months ended June 30, 2008, the customers who account for 10% or more of revenue of the Company are presented as follows:

	Three months ended June 30, 2008		June 30, 2008
	Revenue	Percentage of sales	Accounts receivable

Customer A	$77,819	20%	$42,833
Customer B	171,779	44%	219,493
Total:	$249,598	64%	$262,326

For the six months ended June 30, 2008, the customers who account for 10% or more of revenue of the Company are presented as follows:

	Six months ended June 30, 2008		June 30, 2008
	Revenue	Percentage of sales	Accounts receivable

Customer A	$200,311	22%	$42,833
Customer B	408,726	45%	219,493
Total:	$609,037	67%	$262,326

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD ENDED JUNE 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

(b)  Major vendors

For the three months ended June 30, 2009, one vendor represented more than 10% of the Company’s purchase. This vendor accounted for 27% of purchase amounting to $115,653 with no outstanding accounts payable as of June 30, 2009.

For the six months ended June 30, 2009, one vendor represented more than 10% of the Company’s purchase. This vendor accounted for 19% of purchase amounting to $115,653 with no outstanding accounts payable as of June 30, 2009.

For the three months ended June 30, 2008, one vendor represented more than 10% of the Company’s purchase. This vendor accounted for 72% of purchase amounting to $168,916 with the outstanding accounts payable of $196,832 as of June 30, 2008.

For the six months ended June 30, 2008, one vendor represented more than 10% of the Company’s purchase. This vendor accounted for 69% of purchase amounting to $401,915 with the outstanding accounts payable of $196,832 as of June 30, 2008.

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

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of June 30, 2009, all of borrowings were at fixed rates.

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

NOTE－15                COMMITMENTS AND CONTINGENCIES

(a)  Capital lease commitments

Etop Services (Malaysia) Sdn Bhd, a subsidiary of ours based in Malaysia had obtained a financing of MYR50,000 (approximately $14,160) for the purchase of computers and peripherals in December 2006 and there remains an amount of MYR6,944 (approximately $2,727) to be repaid within 1 year from June 30, 2009.

(b)  Operating lease commitments

The subsidiaries operating in Malaysia and the PRC were committed under various non-cancelable operating leases with a term of up to four years with fixed monthly rentals, due 2009. The monthly aggregate lease payment is approximately $8,226. None of the leases included contingent rentals.

Total lease expenses for the three months and six months ended June 30, 2009 were $26,594 and $49,358, respectively, as compared to $28,690 and $52,800 for the corresponding periods in 2008, respectively.

(c)  Employment contracts commitments

As of June 30, 2009, the Company had a total of 17 ( as compared to 21 as of June 30, 2008) employment contracts expiring within 1 month to 42 months with a payroll amount of approximately $80,318 per month (as compared to $88,500 per month as of June 30, 2008), reducing as and when each contract expires. As of June 30, 2009, there were 118  (as compared to 129 as of June 30, 2008) employment contracts terminable with prior notice of between 1 to 3 months that were entered into by our subsidiaries, with a payroll amount of approximately $41,635 per month (as compared to $43,513 per month as of June 30, 2008).

(d)  Consulting services contract commitments

As of June 30, 2009, the Company had one consulting service contract expiring within 3 month with a cash fee payment of $2,000 per month.

NOTE－16                COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion of the Company’s financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This report contains forward-looking statements. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which the Company indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under the sections of “Business,” “Risk Factors”, and “Management’s Discussion and Analysis.” The actual results may differ materially from results anticipated in these forward-looking statements. The Company bases the forward-looking statements on information currently available to us, and the Company assumes no obligation to update them. In addition, the Company’s historical financial performance is not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance.

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

On April 1, 2009, the directors of the Company approved the termination of the joint venture agreement entered into with two Mongolians. The Company intended to send the termination notice to the Mongolians by April 30, 2009 but such notice is yet to be sent as at the date of this Report as the Company is using its best effort to avoid such termination in view of certain new developments.

On April 15, 2009, the directors approved the extension of the service contract with KateLin Enterprise Inc. (which expired on April 6, 2009) to supply administrative services to June 6, 2009 at the same monthly fee of $2,000.

On June 6, 2009, the directors approved the further extension of of the service contract with KateLin Enterprise Inc. (which expired on June 6, 2009) to supply administrative services to September 30, 2009 at the same monthly fee of $2,000.

Effective June 18, 2009, the Company’s authorized shares of common stock have been increased from 500,000,000 to 1,500,000,000 and its name has been changed from Cardtrend International Inc. to Mezabay International Inc.

Recent Financial Results

Revenue of Processing Business Unit

(i) In Other Asia Markets
During the three and six months ended June 30, 2009, the Processing Business Unit in Other Asia Markets, which currently comprises of all the Company’s wholly-owned subsidiaries, namely Cardtrend Systems Sdn. Bhd. in Malaysia, Asia Payment Systems Pte. Ltd., in Singapore (which is still inactive as at the date of this Report), and Asia Payment Systems (Hong Kong) Ltd. in Hong Kong reported a net revenue of $524,054 and $671,374, respectively, as compared to $122,438 and $262,865, respectively, recorded for the corresponding three and six months ended June 30, 2008, an increase of 328% and 155%, respectively . During the three and six months ended June 30, 2009, the Processing Business Unit in Other Asia Markets recorded total cost of services of $280,666 and $355,330 respectively, as compared to $28,086 and $51,112, respectively, for the corresponding three and six months ended June 30, 2008, an increase of approximately 899% and 595%, respectively, thereby generating a gross profit of $243,388 and $316,044 ended June 30, 2009, an increase of 158% and 41%, respectively. The gross margin for this business unit in Other Asia Markets for the three and six months ended June 30, 2009 was 46%and 47%, respectively, as compared to 77% and 81%, respectively, for the corresponding three and six months ended June 30, 2008. The reduction of the gross margin was due to the higher cost of service incurred by Cardtrend Systems Sdn. Bhd.

(ii) China Market

During the three and six months ended June 30, 2009, the Processing Business Unit in China Market which currently comprises only Asia Payment Systems (China) Co. Ltd., recorded a total net revenue of $431,704 and $650,558, respectively, as compared to $77,819 and $200,311, respectively, recorded for the corresponding three and six months ended June 30, 2008, an increase of 455% and 225%, respectively. During the three and six months ended June 30, 2009, the Processing Business Unit in China Market recorded total cost of services of $133,676 and $214,981, respectively, as compared to $17,630 and $87,310, respectively, for the corresponding three and six months ended June 30, 2008, an increase of 658% and 146%, respectively. The gross margin for this business unit in China Market for the three and six months ended June 30, 2009 was 69% and 67%, respectively, as compared to 77% and 56%, respectively, for the corresponding three and six months ended June 30, 2008. The improvement of the gross margin was due to the lower cost of service incurred by Asia Payment Systems (China) Co. Ltd.

Revenue of Prepaid Business Unit

(i) In Other Asia Markets
During the three and six months ended June 30, 2009, the Prepaid Business Unit in Other Asia Markets, which comprises two subsidiaries of ours in Malaysia, namely, the wholly owned Payment Business Solutions Sdn. Bhd. and the 60%-owned Etop Services (Malaysia) Sdn. Bhd., reported a total net revenue of $19,135 and $36,644, respectively, as compared to $191,020 and $447,595, respectively, recorded for the corresponding three and six months ended June 30, 2008, a decrease of 90%. and 92% , respectively. The reduction of the net revenue for this business unit for the six months ended June 30, 2009 was due to the management’s decision to completely stop the business of Payment Business Solutions Sdn. Bhd. in the distribution of IDD telecommunication prepaid cards because of the difficulty in obtaining higher profit margin as well as a sudden drop in the customers who consist of mainly foreign workers in Malaysia which has substantially reduced the quota for foreign workers. The total cost of the prepaid products was $18,869 and $36,238, respectively, for the three and six months ended June 30, 2009, as compared to $188,188 and $440,946, respectively, recorded for the corresponding three and six months ended June 30, 2008, a decrease of 90% and 92%, respectively. The gross margin for this business unit in Other Asia Market for the three and six months ended June 30, 2009 was approximately 1% and 1%, respectively, as compared to approximately 1% and 1%, respectively, for the corresponding three and six months ended June 30, 2008.

(ii) China Market
As at the date of this Report, the Company has not begun to conduct the Prepaid Business in China Market.

Cards Business Unit

(i) In Other Asia Markets
During the three and six months ended June 30, 2009 and 2008, the Cards Business Unit in Other Asia Markets, which comprises two associated companies in Malaysia, namely, ISynergy Sdn. Bhd., an operator of loyalty-rewards cards, and Synergy Cards Sdn. Bhd., an operator of payment cards, in which we have a 20% and 10% equity, respectively, continued to incur losses and did not declare any dividend. The accumulated losses of these two associated companies exceeded the balance of our investments of $1 and $105,263, respectively. Hence, this Business Unit did not report any share of losses or income for this reporting period and the corresponding period in 2008. As we have not been issued with any share of the common stock of Interpay Co. Ltd., a company incorporated in Mongolia which Asia Payment Systems (HK) Ltd., our wholly owned subsidiary in Hong Kong, is supposed to subscribe for 50% of the proposed paid up capital of $500,000, we have not recorded any share of the losses suffered by such company for this reporting period and the corresponding period ended June 30, 2008.

(ii) In China Market
As of the date of this Report, the Company has not begun to conduct Cards Business in China.

Consolidated Revenues and Operating Expenses

On a consolidated basis, the Company recorded total net revenue of $974,893 and $1,341,067, respectively, for the three and six months ended June 30, 2009, as compared to $391,277 and $910,771, respectively, for the corresponding three and six months ended June 30, 2008, an increase of 149% and 47%, respectively. The corresponding total costs of goods sold and services rendered for the three and six months ended June 30, 2009 was $433,211 and $606,549 as compared to $233,904 and $579,368, respectively, for the corresponding three and six months ended June 30, 2008, an increase of 85% and 5%, respectively. Hence, the total gross profits of the Company for the three and six months ended June 30, 2009 was $541,682 and $734,518, respectively, producing a gross margin of approximately 56% and 55%, respectively, as compared to $157,373 and $331,403, respectively, producing a gross margin of 40%, and 34%, respectively, for the same corresponding three and six months ended June 30, 2008, an improvement of 40% and 62%, respectively. The increase of the net revenue was due mainly to increased revenues from Cardtrend systems and APS China. The improvement of gross margin was due to the complete stoppage of Payment Business Solutions Sdn. Bhd.’s business.

The Company incurred total operating expenses of approximately $1,870,569 and $2,506,960, respectively, for the three and six months ended June 30, 2009 as compared to $989,282 and $1,961,189, respectively, for the corresponding three and six months ended June 30, 2008, an increase of $881,287 (or 89%) and $545,771 (or 28%), respectively. The increase of operating expenses was primarily contributed by the accelerated write-off deferred stock compensation and goodwill.

Financing expense for the three and six months ended June 30, 2009 was approximately $20,689 and $20,842, respectively, as compared to $9,744 and $7,669, respectively, for the same corresponding three and six months ended June 30, 2008, an increase of 112% and 172%, respectively.

During the three and six months ended June 30, 2009 and 2008, the Company did not issue any common stock for consulting service. For the three and six months ended June 30, 2009, the Company expensed stock-based compensation from stock options granted to directors, officers and employees in the amount of $181,540 and $272,310, respectively, as compared to $168,103 and $333,880 respectively, for the corresponding three and six months ended June 30, 2008. For the three and six months ended June 30, 2009, the Company expensed stock-based compensation from stock options granted to consultants in the amount of $125,145 and $131,812, respectively, as compared to $101,171 and $208,426, respectively, for the corresponding three and six months ended June 30, 2008.

Net loss for the three-month period ended June 30, 2009 was $1,034,412, as compared to $905,899 for the corresponding three-month period ended June 30, 2008, an increase of $128,513 (or 14%). This was mainly due to goodwill write-off and accelerated stock based compensation expenses. The comprehensive loss for the three-month period ended June 30, 2009 was $985,870 as compared to $880,338 for the corresponding three-month period ended June 30, 2008, an increase of $105,532 (or 12%). Net loss for the six months ended June 30, 2009 was $1,628,293, as compared to $2,272,332 for the corresponding six months ended June 30, 2008, a decrease of $644,039 (or 28%). This was mainly due to lower amortization of discount on convertible loans and higher gross profit Company wide. The comprehensive loss for the six months ended June 30, 2009 was $1596,235, as compared to $2,235,409 for the corresponding six months June 30, 2008, a decrease of 29%.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash of $29,462, as compared to the ending cash balance at of December 31, 2008 in the amount of $14,919, an increase of $14,543 (or 97%).

Net cash used in operating activities was $111,234 for the six-month period ended June 30, 2009, compared to $702,801 for the same corresponding period in 2008, a reduction of $591,567 or 84%. The decrease in net cash used in operations was mainly due to less repayment for accounts payable.

Net cash used in investing activities was $4,337 for the six-month period ended June 30, 2009, compared to net cash generated of $8,333 for the same corresponding period in 2008.

Net cash provided by financing activities was $98,056 for the six-month period ended June 30, 2009, compared to $468,476 for the corresponding period in 2008. The cash for both the periods was obtained from issuance of convertible loans, which were used to fund the operating activities.

As of June 30, 2009, total current liabilities exceeded total current assets by $1,036,917 compared to $1,847,821 at December 31, 2008. Shareholders, directors and related party advances comprise $313,877 of the current liabilities at June 30, 2009, compared to $519,964 at December 31, 2008. As of June 30, 2009, the current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd, and $3,618 owing to a Malaysian leasing company. The loan from Shandong Hengtong Chemical Industrial is non-interest bearing and no fixed term of repayment, due upon demand.

Goodwill Review Process

Goodwill represented the difference between the aggregate consideration paid for the acquisition and the fair value of the net tangible assets of Cardtrend Systems Sdn. Bhd.

For the three months ended June 30, 2009, the management of the Company evaluated the recoverability of the goodwill using a combination of discounted cash flow method and price-earning method to determine the fair value of Cardtrend Systems Sdn. Bhd. The tests resulted that the fair value of Cardtrend Systems Sdn. Bhd. was lower than the carrying value of goodwill and therefore an impairment loss of $153,212 was recognized for the three months ended June 30, 2009.

Financial Condition

As of June 30, 2009, the Company’s consolidated cash and cash equivalents totaled $29,462. The Company has insufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaging in organizational, pre-operating as well as acquisition and merger activities. As of June 30, 2009, the Company had a working capital deficit of $1,036,917 and an accumulated deficit of $25,769,734 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

The Company’s contractual obligations as at June 30, 2009 as required to be disclosed by Item 303(a)(5) of Regulation S-K are tabulated as follows:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$2,215	$2,215	$-	$-	$-
Operating Lease Obligations	$118,681	$70,086	$48,595	$-	$-
Total	$120,896	$72,301	$48,595	$-	$-

The following summarizes other significant contractual obligations of the Company as of June 30, 2009, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

*
The settlement of salaries owed to employees and officers of the Company totaling $237,213 as at June 30, 2009, which the Company believes would have impact on the Company’s liquidity and cash flow in the future periods unless the employees and officers would agree to a settlement by means of shares of the Company’s common stock.

*
The settlement of loans owed to certain directors of the Company totaling $201,923 as at June 30, 2009, which the Company believes would have impact on the Company’s liquidity and cash flow in the future periods unless the directors would agree to a settlement by means of shares of the Company’s common stock.

*
The settlement of fees owed to our service contractors totaling $388,817 as at June 30, 2009, which the Company believed would have great impact on the Company’s liquidity and cash flow in the future periods.

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

(b)  Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

(c)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.
ITEM 1A.                   RISK FACTORS

The risk factors for the period ended June 30, 2009 are similar to those disclosed in Item 1A of the Form 10K for the year ended December 31, 2008 filed on April 15, 2009, the reference of which is hereby made.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the issuance of the restricted shares of the Company’s common stock to the holders of the convertible loans as disclosed in Note 11 of this report, there were no unregistered sales of equity securities during the six months ended June 30, 2009. The proceeds for the convertible loans were used for general administration expenses.

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

On June 12, 2009, the Company obtained (i) the votes of 74.26%, forming a majority, of the shareholders of all classes of the Company’s common stock in favor of increasing the authorized number of shares of its common stock from 500,000,000 to 1,500,000,000, and (ii) the votes of 77.14% , forming a majority, of the shareholders of all classes of the Company’s common stock in favor of the name of the Company from Cardtrend International Inc. to Mezabay International Inc. These changes were effective June 18, 2009. As at the date of this report, the Company is waiting for FINRA’s assignment of a new stock symbol.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description

3.7	Certificate of Amendment to Articles of Incorporation Dated June 18, 2009.

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2009.

MEZABAY INTERNATIONAL INC.
(formerly, Cardtrend International Inc.)
A Nevada corporation

By:	KING K. NG
King K. Ng
Chief (Principal) Executive Officer

By:	THOMAS CL WONG
Thomas CL Wong
Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.7	Certificate of Amendment to Articles of Incorporation Dated June 18, 2009.

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002