Form 10-Q
period 2009-09-30
MEZABAY INTERNATIONAL INC.
filed 2009-12-24
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30013

MEZABAY INTERNATIONAL INC.
(Formerly, Cardtrend International Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

800 5th Avenue
Suite 4100
Seattle, Washington 98104
(Address of principal executive offices, including zip code.)

(206) 447-1379
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES ☒    NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,478,815,204 as of November 10, 2009.

TABLE OF CONTENTS

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)

ITEM	Description	Page

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the
	Three Months and Nine months Ended September 30, 2009 and 2008(unaudited)	F-2
	Condensed Consolidated Statement of Cash Flows for the Nine months
	Ended September 30, 2009 and 2008 (unaudited)	F-3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine months
	Ended September 30, 2009 and 2008 (unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements(unaudited)	F-5 to F-17

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	25

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,715	$48,115
Prepayments, deposits and other receivables	14,858	14,420

Total current assets	17,573	62,535

Plant and equipment, net	28,805	664
Intangible asset, net	710,209	-

TOTAL ASSETS	$756,587	$63,199

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Deferred revenue	$18,970	$17,679
Accrued liabilities and other payables	231,264	292,133
Loan payable	100,000	100,000

Total liabilities	350,234	409,812

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value,
5,000,000 shares and 10,000,000 shares issued and outstanding as of September 30, 2009
and December 31, 2008, respectively	5,000	10,000
Common stock, 1,500,000,000 authorized common shares of $0.001 par value,
1,478,815,204 and 0 share issued and outstanding as of September 30,
2009 and December 31, 2008, respectively	1,478,815	-
Additional paid-in capital	299,325	900,619
Accumulated deficits	(1,393,808)	(1,257,409)
Accumulated other comprehensive income	17,021	177

Total stockholders’ equity (deficit)	406,353	(346,613)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$756,587	$63,199

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUE, NET
Sales	$22,299	$-	$54,194	$-
COST OF REVENUE	(13,714)	-	(32,009)	-
GROSS PROFIT	8,585	-	22,185	-
OPERATING EXPENSES:
Depreciation and amortization	1,580	-	3,123	-
Stock based compensation	105,000	-	105,000	-
Selling, general and administrative expenses	15,805	459,222	50,461	1,265,877
Total operating expenses	122,385	459,222	83,584	1,265,877

LOSS BEFORE INCOME TAX	(113,800)	(459,222)	(136,399)	(1,265,877)
Income tax expense	-	-	-	-
NET LOSS	(113,800)	(459,222)	(136,399)	(1,265,877)
Other comprehensive loss:
- Foreign currency translation gain	16,844	-	16,844	-
COMPREHENSIVE LOSS	(96,956)	(459,222)	(119,555)	(1,265,877)

Net loss per share – basic	$(0.00)	(0.00)	(0.00)	(0.01)
Net loss per share – diluted	$(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding – basic	303,071,697	-	516,539,835	-
Weighted average shares outstanding – diluted	328,071,697	100,000,000	566,539,835	100,000,000

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(136,399)	$(1,265,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,123	-
Stock based compensation expenses	105,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(438)	-
Deferred revenue	1,291	-
Accrued liabilities and other payables	7,327	1,265,877

Net cash used in operating activities	(20,096)	-

Cash flows from investing activities:
Purchase of plant and equipment	(31,264)	-
Purchase of intangible assets	(710,209)	-

Net cash used in investing activities	(741,473)	-

Cash flows from financing activities:
Capital contribution by shareholders	699,325	-

Net cash provided by financing activities	699,325	-

Effect of exchange rate changes on cash and cash equivalents	16,844	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(45,400)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,115

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,715	$-

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Accumulated
	Preferred stock		Common stock		Additional	other			Total
	No. of		No. of		paid-in	comprehensive	Accumulated		stockholders’
	shares	Amount	shares	Amount	capital	income	deficit		(deficit) equity

Balance as of
January 1, 2009	10,000,000	$10,000	-	$-	$900,619	$177	$(1,257,409)		$(346,613)

Stock based
compensation	-	-	30,000,000	30,000	75,000	-	-		105,000

Recapitalization of
and reverse dacquisition
acquisition	-	-	948,815,204	948,815	(880,619)	-	-		68,196

Conversion of
preferred shares	(5,000,000))	(5,000)	500,000,000	500,000	(495,000)	-	-		-

Capital contribution from shareholders	-	-	-	-	699,325	-	-		699,325

Net loss for the
period	-	-	-	-	-	-	(136,399)		(136,399)

Foreign currency
translation
adjustment	-	-	-			16,844			16,844

Balance as of
September 30, 2009
2009	5,000,000	$5,000	1,478,815,204	$1,478,815	$299,325	$17,021	$(1,393,808	) $	406,353

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE－1                  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“US GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

NOTE－2                  ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003 and to Cardtrend International Inc. on July 24, 2007. On June 12, 2009, the Company has obtained the majority votes of its shareholders to change its name to Mezabay International, Inc. The change of name of the Company was effective June 18, 2009.

On September 11, 2009, the Company entered into a Share Exchange Agreement (the "Agreement") with Gaeawave Sdn Bhd, (“Gaeawave”) a company organized as a limited liability company under Companies Act, 1965 in Malaysia among the stockholders of the Company and Gaeawave. Pursuant to the Agreement, the Company issued 10,000,000 shares of the Company’s Series D Preferred Stock (the "Series D Preferred Stock") to the shareholders of Gaeawave in exchange for 100% capital stock in Gaeawave, thus causing to become a subsidiary of the Company. This share exchange transaction resulted in the shareholders of Gaeawave obtaining a majority voting interest in the Company.

After the consummation of the share exchange transaction, the new board of directors was established and appointed with a new group of officers. Gaeawave’s shareholders became the major shareholders in the Company representing approximately 50.09% of the voting rights in the combined entity.

Gaeawave was incorporated as a limited liability company under Companies Act, 1965 in Malaysia on November 5, 2008. Its principal business is engaged in the provision of IT consulting, programming and display advertising services in Malaysia.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Gaeawave is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Gaeawave, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of Gaeawave.

Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)         the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)         the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Mezabay International Inc. and its subsidiary are hereinafter referred to as (the “Company”).

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE – 3                  GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended September 30, 2009, the Company incurred a net loss of $136,399 and incurred a negative cash flow of $20,096 from operating activities. At September 30, 2009, the Company had a working capital deficiency of $332,661 and the accumulated deficits of $1,393,808. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its e-commerce related products and services and additional equity investment in the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE – 4                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

*      Principles of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary.

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

*      Intangible assets

Intangible assets consist of software applications acquired from a third party at the purchase costs. Such application software is subject to further modification and implementation based on the Company’s website development activity. As such, the Company follows the guidance set forth in ASC Topic 350-40, “Internal-Use Software” (“ASC 350-40”), in accounting for the development of its application service. Additionally, the Company follows the guidance in ASC 350-40 for costs incurred for computer software developed or obtained for internal use. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

These software applications are further developed for a brand-new type of social network called Jompal, blending social networking and e-commerce to advertisers to deliver advertisement and promotion service to its target audience via mobile phones and other mobile devices.

Since the capitalized software applications are not currently in commercial service, no amortization has been provided for the nine months ended September 30, 2009. These capitalized costs are to be amortized on a straight line basis over the expected useful life of the software, which is 5 years. The management expects to launch its new software products in mid-2010.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

The management is awaiting additional information to determine the fair values of the application software and has hired a valuation specialist to value such intangible assets. The valuation specialist, engaged to value such assets has not yet completed her work. In the absence of a final valuation, management has made a preliminary assessment by comparing the purchase price to the estimated undiscounted cash flows used in determining the fair value of the asset. No impairment loss is recognized as a result of these tests.

*            Plant and equipment, net

Plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the expected useful lives from the date on which they become fully operational, generally 5 years. Expenditure for maintenance and repairs is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three and nine months ended September 30, 2009 was $1,580 and $3,123.

*            Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

*            Revenue Recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

The Company derives its revenue from provision of IT consulting and programming service based upon the customer’s specifications. The service contracts are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue as services are performed and accepted by the customers.

The Company also provides display advertising service on its own webpage in a term of 12 months on a prepaid fixed-rate basis. The Company recognizes its revenues on a straight-line basis over the service period. Payment received from customers for display advertising not yet delivered are recorded as deferred revenues until actual deliveries take place.

*            Income taxes

The Company accounts for income tax using ASC Topic 740, “Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also accounts for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and

F-7
9

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations for the period ended September 30, 2009 and 2008.

The Company conducts its major businesses in Malaysia and is subject to tax in its own jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

*            Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, ,“Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

*            Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States dollar (“US$"). The functional currency of the Company's subsidiary operating in Malaysia is the Malaysian Ringgit (“MYR”) and its financial records are maintained and its financial statements are prepared in MYR.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “ Foreign Currency Translation” , using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from the local currency of the Company’s subsidiaries into US dollars has been made at the following exchange rates for the respective period:

	September 30, 2009	September 30, 2008
Period end MYR: US$1 exchange rate	3.4870	3.453
Average period MYR: US$1 exchange rate	3.5082	3.264

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

*           Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, prepayments, deposits and other receivable, deferred revenue, note payable, accrued liabilities and other payables.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

*           Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

*           Stock based compensation

The Company adopts ASC Topic 718, "Stock Compensation" ("ASC 718") using the fair value method. Under ASC 718, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

NOTE – 5                  PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits, other receivables are comprised of the following:

	September 30, 2009	December 31, 2008

Prepayments	$13,479	$9,095
Sundry deposits	115	5,325
Other receivables	1,264	-

	$14,858	$14,420

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

NOTE－6                  ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

	September 30, 2009	December 31, 2008

Accrued expenses	$23,374	$5,959
Other payables	207,890	286,174

	$231,264	$292,133

Other payables consisted of temporary advances from independent third parties with no interest bearing, unsecured and no fixed terms of repayment.

NOTE－7                  INCOME TAX

For the nine months ended September 30, 2009 and 2008, the local (“U.S.”) and foreign components of loss from operations before income taxes were comprised of the following:

	Nine months ended September 30,
	2009	2008
Tax jurisdictions from:
- Local	$(105,000)	$(1,265,877)
- Foreign	(31,399)	-

Loss before income taxes	$(136,399)	$(1,265,877)

For the nine months ended September 30, 2009 and 2008, no provision for income tax has been made as the Company did not have any assessable profits for the period.

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiary operate in various locations: the United States of America and Malaysia that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Nevada and is subject to the United States of America tax law.

For the nine months ended September 30, 2009, the U.S. operation had $105,000 net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2019. The Company has provided for a full valuation allowance of approximately $105,000 for future tax benefits from net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate of 26%. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiaries operating in Malaysia incurred an operating loss of $31,399 and $0, respectively for the nine months ended September 30, 2009 and 2008.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2009 and December 31, 2008:

Deferred tax assets:	September 30, 2009	December 31, 2008
Net operating loss carryforward
- United States	$35,700	-
- Malaysia	8,164	-
Less: valuation allowance	(43,864)	-
Net deferred tax assets	$--	-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets as of September 30, 2009 and December 31, 2008, respectively.

NOTE－8                  COMMON STOCK

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

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
(Unaudited)

On September 10, 2009, the directors awarded 30,000,000 shares of common stock under Rule 144 restriction for initial compensation for a six month service contracts commencing September 10, 2009 with 3 consultants at the current market value of $0.0035 per share.

On September 22, 2009, the directors approved the share exchange of the entire share capital of Gaeawave totaling 2,500,000 shares with par value of RM 1 each, by issuance of 10,000,000 shares of the Company’s preferred stock with par value of $0.001 per share.

On September 30, 2009, the directors approved the conversion of 5,000,000 shares of Series D Preferred Stock into 500,000,000 shares of common stock under Registration S.

On September 30, 2009, the directors approved the issuance of 4,455,096 shares of common stock under Rule 144 restriction at a price of $0.008 per share amounting to $35,641 to fully settle the short pay to an ex-officer as at September 23, 2009.

As of September 30, 2009, the Company had authorized 1,500,000,000 shares of common stock and 10,000,000 shares of preferred stock, both with a par value of $0.001 per share. As of September 30, 2009, the Company had issued and outstanding 1,478,815,204 shares of common stock, and 5,000,000 shares of preferred stock.

NOTE－9                STOCK BASED COMPENSATION

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

.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

On April 15, 2009, the Company granted an option to Katherine Yoke-Lin Tung, the Secretary and Treasurer of the Company, to purchase a total of 78,148 S8 shares of the Company’s common stock under the 2007 Option Plan and another option to purchase a total of 9,337,084 restricted shares of the Company’s common stock under the Unregistered Option Plan, both with immediate vesting but exercisable at an exercise price of $0.0025 per share on or after the day that the authorized shares of the Company’s common stock have been effectively increased to 1,500,000,000 shares to settle fees owing to KateLin Enterprise Inc. (in which Katherine Tung has a controlling interest ) as of March 31, 2009 amounting to $23,538

The fair values of these options, which were $23,538, were computed using a Black- Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility 812%; (3) risks free interest rate of 1.27%; (4) expected lives of 1 day; and (5) at a market price $0.0025. On August 6, 2009, Katherine Yoke-Lin Tung exercised all the above-mentioned options and 78,148 S8 shares and 9,337,084 restricted shares of common stock were issued on September 15, 2009.

On April 15, 2009, the Company granted options to 9 employees, 1 officer, 3 officer/directors and a director to purchase a total of 275,817,484 restricted shares of the Company’s common stock under the Unregistered Option Plan with immediate vesting but exercisable at an exercise price of $0.0025 per share on or after the day that the authorized shares of the company’s common stock have been effectively increased to 1,500,000,000 shares to settle salaries owing to them as of March 31, 2009 and advances made by them for the Company’s expenses totaling $689,543. The fair values of these options, which were $689,543, were computed using a Black- Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility 812%; (3) risks free interest rate of 1.27%; (4) expected lives of 1 day; and (5) at a market price $0.0025. On August 3, 2009, the said employees, officers/directors exercised all the above-mentioned options and a total of 275,817,484 restricted shares of common stock were issued on September 15, 2009.

On July 1, 2009, two fully vested options to each purchase 50,000 shares of common stock under the 2007 Option Plan granted to two consultants on January 1, 2008 expired and forfeited.

On August 31, 2009, the unvested portion of 9 options granted to 9 employees under the 2007 Option Plan to purchase 2,728,927 S8 shares of common stock were forfeited and cancelled due to the resignations of such employees. At the same time, the vested and unvested portions of 3 options granted to 3 of the said resigned employees under the Unregistered Option Plan to purchase 900,000 restricted shares of common stock were also forfeited and cancelled.

On September 23, 2009, the vested and unvested portions of 14 options granted to all officers & directors under the Unregistered Option Plan to purchase 9,650,000 restricted shares of common stock were forfeited and cancelled due to the resignations of the said officers and directors.

A summary of the changes in the Company's common stock purchase options granted to directors, officers & employees (“Employees”) and consultants (“Consultants”) at September 30, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at January 1, 2008	483,000	450,000		15,800,000	16,733,000	$0.103
Granted	788,020	1,169,000	10,550,000	13,196,900	25,703,920	$0.019
Forfeited & cancelled	(483,000)	(450,000)		(10,481,911)	(11,414,911)	$0.107
Exercised	(788,020)	(1,169,000)		(12,464,989)	(14,422,009)	$0.016

Balance at December 31, 2008	-	-	10,550,000	6,050,000	16,600,000	$0.0200
Granted	-	-	285,154,568	78,148	285,232,716	$0.0025
Forfeited & Cancelled	-	-	(10,550,000)	(2,828,927)	(13,378,927)	$0.0220
Exercised			(285,154,568)	(78,148)	(285,232,716)	$0.0025
Balance at September 30, 2009	-	-	-	3,221,073	3,221,073	$0.0200

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

A summary of the changes in the Company’s stock options granted to Employees at September 30, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at January 1, 2008	43,000	-	-	15,800,000	15,843,000	$0.095
Granted	788,020	1,169,000	10,550,000	10,996,900	23,503,920	$0.019
Forfeited & cancelled	(43,000)	-	-	(10,481,911)	(10,524,911)	$0.096
Exercised	(788,020)	(1,169,000)	-	(10,364,989)	(12,322,009)	$0.018

Balance at December 31, 2008	-	-	10,550,000	5,950,000	16,500,000	$0.0200
Granted	-	-	285,154,568	78,148	285,232,716	$0.0025
Forfeited & Cancelled	-	-	(10,550,000)	(2,728,927)	(13,278,927)	$0.0220
Exercised	-	-	(285,154,568)	(78,148)	(285,232,716)	$0.0025
Balance at September 30, 2009	-	-	-	3,221,073	3,221,073	$0.0200

A summary of the changes in the Company’s stock options granted to Consultants at September 30, 2009 and December 31, 2008 is presented below:

						Average
			Unregistered			Exercise
	2004 Plan	2005 Plan	Plan	2007 Plan	Total	Price

Balance at January 1, 2008	440,000	450,000	-	-	890,000	$0.234
Granted	-	-	-	2,200,000	2,200,000	$0.005
Forfeited & cancelled	(440,000)	(450,000)	-	-	(890,000)	$0.236
Exercised	-	-	-	(2,100,000)	(2,100,000)	$0.001
Balance at December 31, 2008	-	-	-	100,000	100,000	$0.080
Granted	-	-	-	-	-	$-
Forfeited & Cancelled	-	-	-	-	(100,000)	$-
Exercised	-	-	-	-	-	$-
Balance at September 30, 2009	-	-	-	-	-	$-

Additional information regarding total options outstanding (for Employees and Consultants) at September 30, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life(Years)

$0.020	3,221,073	0.62	$0.020	3,221,073	$0.020	0.62
Total	3,221,073	0.62	$0.020	3,221,073	$0.020	0.62

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

Additional information regarding total options outstanding (for Employees only) at September 30, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life (Years)

$0.0020	3,221.073	0.62	$0.020	3,221,073	$0.020	0.62

Additional information regarding total options outstanding (for Consultants only) at September 30, 2009 is as follows:

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	Of	Contractual	Exercise	of	Exercise	Contractual
Price	Options	Life (Years)	Price	Options	Price	Life (Years)

$-	-	-	$-	-	$-	-

The fair value for the options granted during the 9-month period was estimated at the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

Risk-free interest rate (per annum)	0.11% to 0.19%
Expected life (in years)	1 to 5 years
Expected volatility	800% to 827%
Expected dividend yield	0%

The Company recognized $105,000 and $0 of stock-based compensation to operations for the three months ended September 30, 2009 and 2008 respectively. The Company recognized $105,000 and $0 of stock-based compensation to operations for the nine months ended September 30, 2009 and 2008 respectively. As of September 30, 2009, the Company has no outstanding options.

(b)  Warrants

On September 15, 2009, 21 warrants to purchase a total of 35,377,662 shares of common stock were voluntarily cancelled by the holders of such warrants.

On September 28, 2009, a warrant to purchase 1,448,985 shares old common stock expired.

On September 30, 2009, a warrant to purchase 645,644 shares of common stock expired.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

Transaction involving warrants issued to investors and consultants at September 30, 2009 and December 31, 2008 are summarized as follows (warrants were not issued to employees):

	Share Issued
	Upon	Average
	Exercise of	Price
	Warrants	Per Share
Outstanding at January 1, 2008	22,927,187	$0.230
Granted	17,133,263	$0.084
Exercised	-	$-
Cancelled	(500,000)	$0.400
Outstanding at December 31, 2008	39,560,450	$0.168
Granted	-	$-
Exercised	-	$-
Cancelled	37,472,291	$0.100
Outstanding at September 30, 2009	2,088,159	$1.383

Additional information regarding warrants outstanding at September 30, 2009 is as follows (Note: No warrants were issued to employees):

	Outstanding			Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average	Number	Average	Remaining
Exercise	of	Contractual	Exercise	Of	Exercise	Contractual
Price	Warrants	Life (Years)	Price	Warrants	Price	Life (Years)

$0.713	1,000,000	0.92	$0.713	1,000,000	$0.713	0.92
$2.000	1,088,159	0.92	$2.000	1,088,159	$2.000	0.92

	2,088,159	0.92	$1.383	2,088,159	$1.383	0.92

NOTE－10                CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)  Major customers

For the three months ended September 30, 2009 and 2008, there was no customer who account for 10% or more of revenue of the Company.

For the nine months ended September 30, 2009, the customers who account for 10% or more of the Company’s revenues are presented as follows:

	Nine months ended September 30, 2009		September 30, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$27,141	49%	$-
Customer B	13,151	24%	-
Customer C	12,263	22%	-
Total:	$52,555	95%	$-

For the nine months ended September 30, 2008, there was no customer who account for 10% or more of revenue of the Company.

(b)  Major vendors

For the three and nine months ended September 30, 2009, there was no vendor who account for 10% or more of purchases of the Company.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (Currency expressed in United States Dollars (“US$”))
 (Unaudited)

(c)  Credit risk

No financial instruments that potentially subject the Company to significant concentrations of credit risk. Concentrations of credit risk are limited due to the Company’s large number of transactions are on the cash basis.

(d)  Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in MYR and a significant portion of the assets and liabilities are denominated in MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and MYR. If MYR depreciate against US$, the value of MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)         Economic and political risks

Substantially all of the Company’s services are conducted in Malaysia and Asian region. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in Malaysia. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations in Malaysia.

NOTE－11               COMMITMENTS AND CONTINGENCIES

(a)  Operating lease commitments

The Company currently does not have any formal rent agreements on office premises. The related company which is controlled by Mr. Tey Yong Qing, a stockholder and director of the Company maintained the office space for the Company. The Company did not incur rent expense for the period ended September 30, 2009 and the imputed rent amount is insignificant. As of September 30, 2009, the Company does not have operating lease commitments.

(b)  Consulting services contract commitments

As of September 30, 2009, the Company had 3 consulting service contracts expiring within 6 month, each with a fee payment of 10,000,000 restricted shares issued at a fair value of $0.0035 per share upon engagement on September 11, 2009 and the following contingent fees: (i) a fee equals to two percent (2%) of the gross consideration paid by or to the Company for the Acquisition or Merger, or of gross amount of capital contribution on the part of the Company for the joint venture that may be introduced by the consultant and successfully consummated by the Company; and (ii) a fee of two percent (2%) of the gross loan amount or debt proceeds upon any loan or debt financing arranged or introduced by the consultant to the Company

NOTE－12                SUBSEQUENT EVENTS

The Company evaluated subsequent events through December 23, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

On September 11, 2009, the Company entered into a share exchange agreement (“SEA”) with the shareholders of Gaeawave Sdn. Bhd. to acquire 100% of Gaeawave’s shares in exchange for 10,000,000 shares of the Company’s preferred stock which are convertible to 1,000,000,000 shares of the company’s common stock subject to certain conditions as disclosed in a Form 8K filed by the Company on September 28, 2009.

On September 14, 2009, the Board of Directors approved the Company’s Prepaid Business, Processing Business and Card Business, collectively referred to as the “Payment & Loyalty Business”, to be grouped under an immediate subsidiary in Malaysia, Payment Business Solutions Sdn. Bhd. (“PBS”), and that the business of Gaeawave, upon it being acquired, be formed under a different segment, referred to as the “E-commerce Business.

On September 22, 2009, the transactions contemplated under the SEA were completed. Gaeawave became a wholly subsidiary of the Company.

On September 22, 2009, the Company appointed four new directors and on September 23, 2009, the 4 individuals who have been serving as directors prior to the closing of the SEA resigned from the board, and at the same time, King K. Ng, Chief Executive Officer, Thomas CL Wong, Chief Financial Officer, Kok Keng Low, Chief Operating Officer, Yu Hua Chen, Chief Officer – China and Katherine Yoke-Lin Tung, Secretary & Treasurer resigned from their respective positions and were replaced by Soon Hau Tsin who assumed the positions of Chief Executive Officer and Secretary & Treasurer, and Thum May Yim as Chief financial Officer.

On September 24, 2009, the new board of directors approved the spinning-off of PBS whereas the shareholders on record as at September 30, 2009 would receive 1 share of PBS of par value MYR0.10 each for every 80 shares of the company’s common stock and 1.25 shares of PBS of par value MYR0.10 each for every share of the Company’s preferred stock. Upon the spinning off of PBS, PBS shall operate independently of the Company.

Recent Financial Results

During the three and nine months ended September 30, 2009, the Company reported a net revenue of $22,299 and $54,194, respectively, as compared to $0 and $0, respectively, recorded for the corresponding three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2009, the total cost of services were $13,714 and $32,009 respectively, as compared to $0 and $0, respectively, for the corresponding three and nine months ended September 30, 2008. thereby generating a gross profit of $8,585 and $22,185 for the three and nine months ended September 30, 2009.

Consolidated Revenues and Operating Expenses

On a consolidated basis, the Company recorded total net revenue of $22,299 and $54,194, respectively, for the three and nine months ended September 30, 2009. The corresponding total costs of goods sold and services rendered for the three and nine months ended September 30, 2009 was $13,714 and $32,009. Hence, the total gross profits of the Company for the three and nine months ended September 30, 2009 was $8,585 and $22,185.

The Company incurred total operating expenses of approximately $122,385 and $158,584, respectively, for the three and nine months ended September 30, 2009.

Financing expense for the three and nine months ended September 30, 2009 was $0 and $0, respectively.

Net loss for the three and nine months ended September 30, 2009 was $113,800 and $136,399 respectively, as compared to $459,222 and $1,265,877 for the corresponding periods ended September 30, 2008. The comprehensive loss for the three and nine months ended September 30, 2009 was $96,956 and $119,555 respectively as compared to $459,222 and $1,265,877 for the corresponding periods ended September 30, 2008 respectively.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash of $2,715, as compared to the ending cash balance at of December 31, 2008 in the amount of $48,115, a decrease of $45,400 (or 94%).

Net cash used in operating activities was $20,096 for the nine months ended September 30, 2009, compared to $0 for the same corresponding period in 2008, an increase of $20,096. The increase in net cash used in operations was mainly due to settlement of research and development cost, and sales commission expenses.

Net cash used in investing activities was $741,473 for the nine months ended September 30, 2009, compared to net cash generated of $0 for the same corresponding period in 2008.

As of September 30, 2009, total current liabilities exceeded total current assets by $332,661 compared to $347,277 at December 31, 2008. As of September 30, 2009, the current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. The loan from Shandong Hengtong Chemical Industrial is non-interest bearing and no fixed term of repayment, due upon demand.

Financial Condition

As of September 30, 2009, the Company’s consolidated cash and cash equivalents totaled $2,715. The Company has insufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

*
First, the Company’s only subsidiary, Gaeawave, will attempt to successfully implement its business plans, manage expenditures according to their budgets, and generate positive cash flow from its E-Commerce Business.

*	Second, Gaeawave will attempt to develop an effective marketing and sales strategy in order to grow its E-Commerce Business and compete successfully in the markets;

The Company has established a management plan to guide the Management in growing the Company’s net revenues and generating positive cash flows from operations during 2010. The major components of the plan are discussed below. No assurance can be given that the Company will be successful in implementing the plan. The Company’s net revenues and cash flows from operations depend on many factors including the success of its marketing programs, the control and proper management of expenses and its ability to successfully develop and implementing new businesses in all the markets.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. As of September 30, 2009, the Company had a working capital deficit of $332,661 and an accumulated deficit of $1,393,808 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

The Company’s contractual obligations as at September 30, 2009 as required to be disclosed by Item 303(a)(5) of Regulation S-K are:

Consulting services contract commitments

As of September 30, 2009, the Company had 3 consulting service contracts expiring within 6 month, each with a fee payment of 10,000,000 restricted shares issued at a fair value of $0.0035 per share upon engagement on September 11, 2009 and the following contingent fees: (i) a fee equals to two percent (2%) of the gross consideration paid by or to the Company for the Acquisition or Merger, or of gross amount of capital contribution on the part of the Company for the joint venture that may be introduced by the consultant and successfully consummated by the Company; and (ii) a fee of two percent (2%) of the gross loan amount or debt proceeds upon any loan or debt financing arranged or introduced by the consultant to the Company

The expected timing of the obligation s discussed above was estimated based on information known to the Company as at the time of filing of this report. As at the time of this report, certain of the above contractual obligations have not been met.

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

Trends, Risk and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors discussed in the Company’s Form 10K filed on April 15, 2009 and those discussed in Note 14 of this report before making an investment decision with respect to our Common Stock.

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

 (b)  Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2009, our internal control over financial reporting is effective based on these criteria. This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

(c)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.
ITEM 1A.                   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than the issuance of the restricted shares of the Company’s common stock to (i) the holders of the convertible loans as disclosed in Note 11 of this report; (ii) the ex-employees and ex-officers of the Company to settle salaries and other compensations owed to them as disclosed in Note 9 and Note 10 of this report; (iii) the ex-directors of the Company to settle interest free loans extended to the Company by them as disclosed in Note 9 of this report; and (iv) 4 individual investors which purchased restricted shares of common stock under Regulation S as disclosed in Note 9 of this report,  there were no unregistered sales of equity securities during the nine months ended September 30, 2009. The proceeds for the convertible loans and sale of restricted shares were used for general administration expenses.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2009, at a special meeting of shareholders we increased our authorized shares of common stock from 500,000,000 shares of 1,500,000,000. The vote approving the increase was 74.26% in favor of the proposal.  On the same date, at the same special meeting of shareholders, we changed our name to Mezabay International Inc. The vote approving the name change was 77.14% in favor of the proposal.   See Form DEFR14A filed with the SEC on May 13, 2009 for detailed information about the special meeting of shareholders referred to herein.

On June 12, 2009, the Company obtained (i) the votes of 74.26%, forming a majority, of the shareholders of all classes of the Company’s common stock in favor of increasing the authorized number of shares of its common stock from 500,000,000 to 1,500,000,000, and (ii) the votes of 77.14%, forming a majority, of the shareholders of all classes of the Company’s common stock in favor of the name of the Company from Cardtrend International Inc. to Mezabay International Inc. These changes were effective June 18, 2009.

On July 21, 2009, the CUSIP No. for the Company was changed to 593169 10 7.

On September 10, 2009, the Company’s stock symbol was changed from CDTR to MZBY.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit Number	Description

10.1	Share Exchange Agreement with Tey Yong Qing and Chai Kok Wai dated September 11, 2009 for the acquisition of Gaeawave sdn. Bhd.

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of December, 2009.

MEZABAY INTERNATIONAL INC.
(formerly, Cardtrend International Inc.)
A Nevada corporation

By:	SHOON HAU TSIN
Shoon Hau Tsin
Chief (Principal) Executive Officer

By:	THUM MAY YIM
Thum May Yim
Chief (Principal) Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Share Exchange Agreement with Tey Yong Qing and Chai Kok Wai dated September 11, 2009 for the acquisition of Gaeawave Sdn. Bhd.

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002