Form 10-K
period 2009-12-31
MEZABAY INTERNATIONAL INC.
filed 2010-04-15
CIK 1085113

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30013
MEZABAY INTERNATIONAL, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

As of March 15, 2010, 1,370,714,204 shares of the registrant’s common stock were held by non-affiliates. The aggregate market value as of that date, based on the $0.025 closing stock price as of March 15, 2010, was $34,267,855.

As of March 15, 2010, the registrant had 1,478,815,204 shares of Common Stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Location in Form 10-K	Incorporated Document

Item 15. Exhibits And Financial Statements Schedules	See Exhibit Index

MEZABAY INTERNATIONAL INC.

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

As used in this Annual Report on form 10-K, “Company,” “us,” “we,” “our” or any similar term means Mezabay International Inc. a Nevada corporation.

PART I

ITEM 1.  BUSINESS

Overview
We conduct our operations through our wholly owned subsidiary, Gaeawave Sdn Bhd.  We primarily engage in the e-commerce business including IT consulting, programming and display advertising services.

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

On September 14, 2009, the directors of the Company approved the re-structuring of the Company’s subsidiaries as follows:

(i)
The 100% share equity in Payment Business Solution Sdn. Bhd., a wholly owned subsidiary of Interpay International Group Ltd., be transferred from Interpay International Group Ltd., to the Company with immediate effect (Note: Interpay International Group Ltd. is a wholly owned subsidiary of the Company and the holding company of several companies in BVI and Malaysia);

(ii)
The 100% share equity in Asia Payment Systems (Hong Kong) Ltd., Asia Payment Systems (China) Co. Ltd., Interpay International Group Ltd., and Cardtrend Systems Sdn. Bhd., Global Uplink Inc., and Cardtrend Inc., all of which are wholly owned subsidiaries of the Company, be transferred from the Company to Payment Business Solutions Sdn. Bhd. with immediate effect; and

(iii)
The business segments of the Company be re-organized as (1) E-commerce and M-Commerce Group (“EMCG”) under Gaeawave Sdn. Bhd. and (2) Payment and Loyalty Group under Payment Business Solutions Sdn. Bhd., with effect from the date of the Closing of the Share Exchange Agreement for the acquisition of 100% equity of Gaeawave Sdn. Bhd. (see below).

On September 23, 2009, the Company completed the acquisition of 100% equity of Gaeawave Sdn. Bhd. (“Gaeawave”), a company incorporated in Malaysia involving in the e-commerce business including IT consulting, programming and display advertising services, for the issuance by the Company to the previous shareholders of Gaeawave 10 million shares of the Company’s Series D Preferred Stock, 5 million of which would be convertible into 500 million shares of the Company’s common stock within 7 days from the date of issuance of such shares of preferred stock and 5 million of which would be convertible to 500 million shares of the Company’s common stock within 5 business days from the date the Company effectively amend its Article of Incorporation for the increase in its authorized number of shares of the Company Common Stock to minimum of three billion (3,000,000,000) shares or more.  On September 30, 2009, the Company approved the conversion of 5 million of the said shares of the Company’s Series D Preferred Stock into 500 million shares of the Company’s common stock and had subsequently issued 250 million of shares of common stock to Tey Yong Qing and 250 million shares of common stock to Chai Kok Wai. As at the date of this report, there are still outstanding 5 million shares of the Company’s Series D Preferred Stock issued to Tey Yong Qing  and Chai Kok Wai, each of them holding 2.5 million shares of preferred stock.

On September 24, 2009, the directors of the Company approved the disposal of Payment Business Solutions Sdn. Bhd. (“PBS”) as an independent company in Malaysia. Mezabay will distribute 100% of the PBS shares to Mezabay’s shareholders. Mezabay's shareholders will receive, on a pro rata basis, one (1) share of PBS common stock of par value of Malaysia Ten Sen (RM0.10) per share (equivalent to approximately US$0.028 per share) for every eighty (80) shares of Mezabay’s Common Stock and one point two five (1.25) shares of PBS common stock of par value of Malaysia Ten Sen (RM0.10) for every one (1) share of Mezabay’s Series D Preferred Stock, held on September 30, 2009 (“Record Date”), and with one share of PBS’s common stock for any fractional share of PBS’s common stock that any shareholder may be entitled to for the distribution. The distribution of the certificates for PBS shares is expected to be completed on or about November 30, 2009, subject to the approvals of the relevant regulatory authorities in Malaysia. There will be about 974.36 million shares of common stock and 10 million shares of Series D Preferred Stock issued and outstanding as at the Record Date, and hence about 24.68 million shares of PBS will be distributed. In November 2009, Tey Yong Qing and Chai Kok Wai , each holding 5 million shares of Mezabay’s Series D Preferred Stock as at the Record Date, had voluntarily forgone their entitlements of the PBS shares and hence, only 12.1795 million PBS shares would be distributed.

The rationales for the disposal of PBS are based on the belief that by enabling it to operate as an independent company will permit PBS to (i) concentrate its management efforts to take better advantage of the market opportunities in payment cards and loyalty cards related services in Asia, and (ii) to tap new equity in Asia for the expansion of its businesses in Asia and (iii) to give better returns to Mezabay’s shareholders who will become shareholders of PBS after the distribution.

PBS, after the disposal, will become an independent public limited company (not listed in any stock exchange). After the disposal, Mezabay will have no ownership stake in PBS and will continue to operate the E-commerce and M-Commerce Group (“EMCG”) under its wholly owned subsidiary in Malaysia, Gaeawave. PBS, on the other hand, will continue to operate its payment and loyalty businesses through its various subsidiaries under a management team independent of the Company.

With the disposal of PBS and new acquisition of Gaeawave, the primary business of the Company has now changed to E-commerce, including IT consulting, outsourcing, programming and display advertising services.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business:
1.   Our results of operations are subject to significant foreign economic and political risks.
Our operations are currently established in Malaysia. Our revenues are derived from the provision of Internet based services to existing and potential customers. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in Asian countries.

2.   We are substantially dependent upon the continued service of our senior management staff and key technical and managerial personnel.
Our success has been and will continue to be dependent on the services of our current senior management staff and key technical and managerial personnel who are in great demand in the payments and loyalty industries in Asia. Although we have entered into 3-year contracts with the senior management staff, we are, however, still facing with the risk that we may not be able to fully compensate them with cash–based salaries and thereby not able to retain such employees, and our failure to do so could adversely affect our business.

3.  We may be required to indemnify our officers and directors for liability to shareholders or the public.
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

4.  We may be subjected to Other Regulations.
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

3.   Possible Rule 144 Sales.
Although most of our issued and outstanding shares of our common stock as at March 31, 2010 (totaling 1,478,815,204) are "restricted securities" within the meaning under the Securities Act 1933, as amended (the "Act"), most of these shares shall have piggy-back registration rights or the restriction period has lapsed. These stockholders may be able to sell their shares pursuant to an effective registration statement. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

ITEM 1B.   UNRESOLVED STAFF COMMENT

None.

ITEM 2.    DESCRIPTION OF PROPERTY

We do not own any real estate.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any legal proceedings that could cause a material adverse impact on our business, assets or results of operations.

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

On June 12, 2009, the Company obtained (i) the votes of 74.26%, forming a majority, of the shareholders of all classes of the Company’s common stock in favor of increasing the authorized number of shares of its common stock from 500,000,000 to 1,500,000,000, and (ii) the votes of 77.14%, forming a majority, of the shareholders of all classes of the Company’s common stock in favor of the name of the Company from Cardtrend International Inc. to Mezabay International Inc. These changes were effective June 18, 2009. On September 10, 2009, the Company’s stock symbol was changed to ‘MZBY’.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our securities commenced trading in February 2004 on the OTC Bulletin Board under the symbol “APYM”. On August 16, 2007, due to the change of our name from Asia Payment Systems, Inc. to Cardtrend International Inc., the symbol was changed to “CDTR”.  On June 18, 2009, the Company changed name to Mezabay International Inc. and the symbol was changed to ‘MZBY’

The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years, from January 2008 through December 2009. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

Our common stock is traded on the OTC Bulletin Board under the symbol "MZBY".  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2008(1)		2009(2)
	High	Low	High	Low

First quarter	$0.075	$0.040	$0.006	$0.0007
Second quarter	$0.045	$0.015	$0.015	$0.001
Third quarter	$0.020	$0.005	$0.009	$0.002
Fourth quarter	$0.014	$0.001	$0.01	$0.002

(1) For fiscal year 01/01/2008 – 12/31/2008

(2) For fiscal year 01/01/2009 – 12/31/2009

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

Business Review

Upon completion of reverse-merger between Gaeawave Sdn Bhd with Payment Business Solutions and the disposal of Payment Business Solutions and its subsidiaries, the company now provides Information Technology Services Business to include Software Programming Outsourcing (“SPO”), Information Technology Consulting Services, Electronic Commerce services and Social Network Services. In addition, our sources of revenues for the Software and IT Businesses are derived from Malaysia.

Company’s Outlook

The demands for social network and e-commerce trend with related products and services by both the consumers and corporations still remain strong and growing in Asia, particularly in China Market. The Company’s new management team, comprising newly appointed CEO, COO and CFO, have upon completion of the reverse-merger, been implementing the New Strategy with a set of new action plans to achieve the vision and objectives of the Company.

The organizational structure has been solidified with increased staff strength and business network affiliates in regions of Asia Pacific which includes China, Hong Kong, Malaysia, Thailand, Brunei, Indonesia, Taiwan and Singapore. In view of the current global market and financial uptrend, the Company is confident and expects to raise further funds needed for the management to continue implementing the New Strategy and plans to continue its momentum in increasing its revenues from all of its Business Units in 2010. Therefore, the Company will restructure its subsidiaries and curtail its expenses in all areas to avoid the need of external funds.

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

1.	Business Combinations

2.	Stock-based Compensation

3.	Revenue Recognition

4.	Intangible assets

5.	Impairment of long-lived assets
1.   Business Combinations
The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (“ASC”) 805, “Business Combinations”, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

2.   Stock-based Compensation
We adopt ASC Topic 718, "Stock Compensation", ("ASC Topic 718") using the fair value method. Under ASC Topic 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

For non-employee stock-based compensation, we adopt ASC Topic 505-50, “Equity-Based Payments to Non-Employees” and stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

3.   Revenue Recognition
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

4.	Intangible assets

Intangible assets consist of software applications acquired from a third party at the purchase costs. Such application software is subject to further modification and implementation based on the Company’s website development activity. As such, the Company follows the guidance set forth in ASC Topic 350-40, “ Internal-Use Software ” (“ASC 350-40”), in accounting for the development of its application service. Additionally, the Company follows the guidance in ASC 350-40 for costs incurred for computer software developed or obtained for internal use. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

These software applications are further developed for a brand-new type of social network called Jompal, blending social networking and e-commerce to advertisers to deliver advertisement and promotion service to its target audience via mobile phones and other mobile devices.

5.	Impairment of long-lived assets

In accordance with the provisions of Accounting ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

Results of Operations
Full Year Ended December 31, 2009 Compared to Full Year Ended December 31, 2008

1.   Revenue and Operating Expenses
Net revenue for the Company’s totaled $73,539 for the year ended December 31, 2009 compare to $32,991 in the previous year. An increase of $40,548 or 123%. The increase of revenue was because of longer operating period of twelve months in Year 2009 compare to only one month in previous year. The revenue was primarily contributed by its subsidiary, Gaeawave.

Cost of sales for the Company’s totaled $34,573 for the year ended December 31, 2009 compare to $22,392 in the previous year. An increase of $12,181 or 54%. The increase of the cost of sales was because of longer operating period of 12 months in Year 2009 compare to only one month in the previous year.  The revenue was primarily incurred by Gaewave in the course of their business operations.

Net revenue for the Company totaled $38,966 for the year ended December 31, 2009 compare to $10,599 in the previous year. An increase of $28,367 or 268%. The  Gross Profit Margin was 53% and 32% for Year 2009 and 2008 respectively.  The higher gross profit margin in Year 2009 was because part of the cost of sales such as sub-contract wages and repair and maintenance cost were fixed cost and do not increase with higher sales volume.

The Company incurred total operating expenses of $180,233 for the year ended December 31,  2009 compare to $2,131 in the previous year. Out of the total, $4,738, $105,000 and $70,495 were for depreciation of fixed assets, stock based compensation for consultants and, general and administrative expenses respectively. The operating expense for last year was $2,131, all of which were general and administrative expenses. The increase in the operating expenses was primary attributable to the stock-based compensation for the consultants.

Net loss for the year ended December 31, 2009 was $141,267 compare to net gain of $8,645 in the previous year. A decrease of $149,912,653 or 1,734%. Decrease in net loss was mainly due to the increase in operating expenses.

2.   Liquidity and Capital Reserve
As of December 31, 2009, the Company had cash of $835 compare to $42,750 in the previous year. A decrease of $41,915 or 168% over last year. The decrease of the cash was due to settlement of creditors during the year.

Net cash used in operating activities was $7,332 for the year ended December 31, 2009 compare to a generated cash of $41,874 in the previous year. A decrease of $49,206 or 118% over last year. The increase in cash used in operations was due to were due to the combine effect of deposit paid and prepayments, increase of other receivables and offset by the increase of accrued expenses and other payables.

Net cash provided by financing activities was $699,324 for the year ended December 31, 2009. All the proceeds was financed by paid up capital. There was no net cash provided by financing activities reported last year.

As of December 31, 2009, total current liabilities exceeded total current assets by $336,059 compare to a net asset surplus of $8,646 in the previous year. A decrease of $344,705 or 3,987% over last year.

3.   Financial Condition
As of December 31, 2009, the Company’s consolidated cash and cash equivalents totaled $835 which are available to use by the Company to meet their commitments and on-going requirements. The Company has established a management plan to guide the Company in curtailing their expenses and generate cash flows from operations during 2009.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. In 2009, the Company incurred a net loss of $141,267, and a negative cash flow from operations of $7,332. As of December 31, 2009, the Company had a working capital deficit of 336,059 (as compared to $347,277 as at December 31, 2008) and an accumulated deficit of $1,099,351 (as compared to $496,531 as at December 31, 2008). Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations.   The continuation of the Company is dependent upon the continuing financial support of shareholders and obtaining short-term financing.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Contractual Obligations

The Company’s contractual obligations as required to be disclosed by Item 303(a)(5) of Regulation S_K are tabulated as follows:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$5,824	$5,824	$-	$-	$-
Total	$5,824	$5,824	$-	$-	$-

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

ITEM 8.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
Mezabay International Inc.
(Formerly Cardtrend International Inc.)

We have audited the accompanying consolidated balance sheets of Mezabay International Inc. (formerly Cardtrend International Inc.) and its subsidiary (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ (deficit) equity for the years ended December 31, 2009 and 2008. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their (loss) income and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
April 15, 2010

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2009	December 31, 2008
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$835	$42,750
Prepayments, deposits and other receivables	19,642	-

Total current assets	20,477	42,750

Plant and equipment, net	27,662	-
Intangible assets	722,180	-

TOTAL ASSETS	$770,319	$42,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$5,397	$17,679
Accrued liabilities and other payables	251,139	16,425
Loan payable	100,000	-

Total liabilities	356,536	34,104

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value,
5,000,000 shares and 10,000,000 shares issued and outstanding as of December 31, 2009
and December 31, 2008, respectively	5,000	5,000
Common stock, 1,500,000,000 authorized common shares of $0.001 par value,
1,478,815,204 and 500,000,000 share issued and outstanding as of December 31,
2009 and December 31, 2008, respectively	1,478,815	500,000
Additional paid-in capital	-	1
Accumulated deficits	(1,099,351)	(496,532)
Accumulated other comprehensive income	29,319	177

Total stockholders’ equity	413,783	8,646

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$770,319	$42,750

See accompanying notes to consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Years ended December 31,
	2009	2008
REVENUE, NET
Sales	$73,539	$32,991
COST OF REVENUE	(34,573)	(22,392)
GROSS PROFIT	38,966	10,599
OPERATING EXPENSES:
Stock based compensation	105,000	-
Selling, general and administrative expenses	75,233	2,131
Total operating expenses	180,233	2,131

(LOSS) INCOME BEFORE INCOME TAX	(141,267)	8,468
Income tax expense	-	-
NET (LOSS) INCOME	(141,267)	8,468
Other comprehensive (loss) income:
- Foreign currency translation gain	29,142	177
COMPREHENSIVE (LOSS) INCOME	(112,125)	8,645

Net (loss) income per share – basic	$(0.00)	0.00
Net (loss) income per share – diluted	$(0.00)	0.00
Weighted average shares outstanding – basic	635,278,877	77,777,778
Weighted average shares outstanding – diluted	1,135,278,877	577,777,778

See accompanying notes to consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Years ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(141,267)	$8,468
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,738	-
Stock issued for services, non-cash	105,000	-
Changes in operating assets and liabilities:
Other receivables, deposits and prepayments	(17,370)	-
Deferred revenue	(12,211)	17,317
Accrued liabilities and other payables	53,778	16,089

Net cash (used in) provided by operating activities	(7,332)	41,874

Cash flows from investing activities:
Purchase of plant and equipment	(31,586)	-
Purchase of intangible assets	(700,919)	-

Net cash used in investing activities	(732,505)	-

Cash flows from financing activities:
Capital contribution from stockholders	699,324	-

Net cash provided by financing activities	699,324	-

Effect of exchange rate changes on cash and cash equivalents	(1,402)	876

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,915)	42,750

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	42,750	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$835	$42,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	-
Cash paid for interest	$-	-

See accompanying notes to consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Accumulated
	Preferred stock		Common stock		Additional	other			Total
	No. of		No. of		paid-in	comprehensive	Accumulated		stockholders’
	shares	Amount	shares	Amount	capital	income	deficit		equity

Balance as of
November 5, 2008 (restated)	5,000,000	$5,000	500,000,000	$500,000	$1	$-	$(505,000)		$1

Net income for the period	-	-	-	-	-	-	8,468		8,468

Foreign currency
translation adjustment	-	-	-	-	-	177	-		177

Balance as of
December 31, 2008	5,000,000	$5,000	500,000,000	$500,000	$1	$177	$(496,532)		$8,646

Recapitalization of
reverse acquisition	-	-	978,815,204	978,815	(699,325)	-	(461,552)		(182,062)

Capital contribution by shareholders					699,324				699,324

Net loss for the year	-	-	-	-	-	-	(141,267)		(141,267)

Foreign currency
Translation adjustment	-	-	-			29,142			29,142

Balance as of
December 31, 2009
	5,000,000	$5,000	1,478,815,204	$1,478,815	$-	$29,319	$(1,099,351	) $	413,783

See accompanying notes to consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

1.  ORGANIZATION AND BUSINESS BACKGROUND

Mezabay International Inc. (the “Company” or “MZBY”) was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003 and to Cardtrend International Inc. on July 24, 2007. On June 18, 2009, the Company has approved to change its current name to Mezabay International, Inc.

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

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Gaeawave is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Gaeawave, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of Gaeawave.

Accordingly, the accompanying consolidated financial statements include the following:

(1)         the balance sheet consists of the assets of the accounting acquirer at historical cost and the net liabilities of $182,062 of the accounting acquiree at historical cost;

(2)         the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

Details of the Company’s subsidiary is described below:
Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued / registered share capital	Effective interest held
Gaeawave Sdn. Bhd. (formerly Intersenz Sdn Bhd.) (“Gaeawave”)	Malaysia, a limited liability company	Engaging in IT software design and online advertising services in Malaysia	2,500,000 issued shares of common stock of MYR 1 each.	100%

Mezabay International Inc. and its subsidiary are hereinafter referred to as (the “Company”).

2.   GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2009, the Company suffered from a net loss of $141,267 and negative operating cash flow of $7,332. Additionally, the Company incurred a working capital deficit of $336,059. The continuation of the Company is dependent upon the continuing financial support of shareholders. Management believes that this action will enable the Company to continue its operations through December 31, 2010. As a result, these consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

• Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

• Basis of consolidation

The consolidated financial statements include the financial statements of MZBY and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

• Plant and equipment

Plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, which mainly include office fixtures and equipment. Depreciation is calculated on the straight-line basis over the expected useful lives from the date on which they become fully operational, generally 5 years. Expenditure for maintenance and repairs is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the years ended December 31, 2009 and 2008 was $4,738 and $0, respectively.

•  Intangible assets

Intangible assets consist of software applications acquired from a third party at the purchase costs. Such application software is subject to further modification and implementation based on the Company’s website development activity. As such, the Company follows the guidance set forth in ASC Topic 350-40, “ Internal-Use Software ” (“ASC 350-40”), in accounting for the development of its application service. Additionally, the Company follows the guidance in ASC 350-40 for costs incurred for computer software developed or obtained for internal use. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

These software applications are further developed for a brand-new type of social network called Jompal, blending social networking and e-commerce to advertisers to deliver advertisement and promotion service to its target audience via mobile phones and other mobile devices.

Since the capitalized software applications are not currently in commercial service, no amortization has been provided for the year ended December 31, 2009. These capitalized costs are to be amortized on a straight line basis over the expected useful life of the software, which is 5 years. The management expects to launch its new software products in mid-2010.

For the year ended December 31, 2009, the Company tested for impairment in accordance with ASC Topic 360-10-15. Based on the results of the Company's discounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value.

• Impairment of long-lived assets

In accordance with the provisions of the provision of Accounting ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

• Revenue recognition

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

The Company also provides display advertising service on its own webpage in a term of 9 to 12 months on a prepaid fixed-rate basis. The Company recognizes its revenues on a straight-line basis over the service period. Payment received from customers for display advertising not yet delivered are recorded as deferred revenue until actual deliveries take place.

• Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred no advertising cost for the years ended December 31, 2009 and 2008.

• Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

· Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic (loss) income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

• Comprehensive (loss) income

ASC Topic 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

• Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$"). The Company's subsidiary in Malaysia maintain its books and records in its local currency, Malaysian Ringgit (“MYR”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from MYR into US$1 has been made at the following exchange rates for the respective year:

	2009	2008
Year end MYR: US$1 exchange rate	3.4292	3.4872
Annual average MYR: US$1 exchange rate	3.5332	3.3391

• Stock based compensation

The Company adopts ASC Topic 505, "Equity Basd Payments to Non-Employees" ("ASC 505") using the fair value method. Under ASC 505, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

• Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

• Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

• Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable segment in IT software design and advertising business in Malaysia.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

●	Fair value measurement

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

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, other receivable and prepayments, deferred revenue, loan payable, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

During 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

4.	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the followings:

	As of December 31,
	2009	2008

Prepayments	$15,892	$-
Utility and rental deposits	1,998	-
Other receivables	1,752	-
	$19,642	$-

5.         INTANGIBLE ASSETS

	As of December 31,
	2009	2008

Software applications, at cost	$722,180	$-

Since the capitalized software applications are not currently in commercial service, no amortization has been provided for the year ended December 31, 2009.

For the year ended December 31, 2009, the Company tested for impairment in accordance with ASC Topic 360-10-15 and there was no impairment loss provided.

6.         ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

	As of December 31,
	2009	2008

Accrued expenses	$212,080	$16,425
Advances from third party	13,368	-
Other payables	25,691	-
	$251,139	$16,425

7.         LOAN PAYABLE

As of December 31, 2009 and 2008, loan payable represented temporary borrowing for working capital purposes from a third party, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan payable was not significant.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

8.         INCOME TAX

For the years ended December 31, 2009 and 2008, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Years ended December 31,
	2009	2008
Tax jurisdiction from:
– Local	$(118,452)	$-
– Foreign	(22,815)	8,468
(Loss) income before income taxes	$(141,267)	$8,468

The provision for income taxes consisted of the following:

Years ended December 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	-	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiary that operate in various countries: United States and Malaysia that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

MZBY is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company has incurred an operating loss of $118,452 and $0 for the years ended December 31, 2009 and 2008, respectively which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2029, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $40,274 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future..

  Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate ranging from 20% to 25% for 2009 and from 20% to 26% for 2008. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. No provision for Malaysia Corporate Income Tax has been made as the subsidiary operating in Malaysia incurred an operating loss of $22,815 and an operating income of $8,468, respectively for the years ended December 31, 2009 and 2008.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards from:
– United States	$40,274	$-
– Malaysia	4,563	-
Total deferred tax assets	44,837	-
Less: valuation allowance	(44,837)	-
Deferred tax assets	$-	$-

As of December 31, 2009, the Company incurred $132,799 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $44,837 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2009, the valuation allowance increased by $44,837, primarily relating to net operating loss carry forwards from local and foreign regimes.

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

9.           STOCKHOLDERS’ EQUITY

(a)	Preferred stock

On September 22, 2009, the Company approved the issuance of 10,000,000 shares of the Company’s Series D Preferred Stock with par value of $0.001 per share in exchange for the entire share capital of Gaeawave totaling 2,500,000 shares with par value of MYR 1 each.

On September 30, 2009, the Company approved the conversion of 5,000,000 shares of Series D Preferred Stock at a conversion ratio of 1:100 into 500,000,000 shares of common stock with a par value of $0.001 per share in connection with the share exchange. Upon the conversion of the 5,000,000 shares of Series D Preferred Stock, the par value of common stock totaling $5,000 is recognized as common stock issued and outstanding. The excess of $495,000 is recognized as a reduction to the additional paid-in capital.

As of December 31, 2009, there were 5,000,000 shares of issued and outstanding preferred stock.

(b)	Common stock

On January 30, 2009, the Company increased its authorized shares of common stock from 250,000,000 shares to 500,000,000 shares with a par value of $0.001 per share.

On June 18, 2009, the Company further increased its authorized shares of common stock from 500,000,000 shares to 1,500,000,000 shares with a par value of $0.001 per share.

On September 30, 2009, the directors approved the conversion of 5,000,000 shares of Series D Preferred Stock into 500,000,000 shares of common stock under Registration S.

As of December 31, 2009, the Company has authorized shares of 1,500,000,000 shares and 1,478,815,204 shares of common stock issued and outstanding.

10.         STOCK BASED COMPENSATION

(a)	Options

There is no movement for the year ended December 31, 2009.

As of December 31, 2009, the Company has 3,221,073 outstanding options under 2007 Plan; for 1,700,000 outstanding options will be expired in the first quarter in 2010 and the remaining option will be expired on August 31, 2010.

(b)	Warrants

On September 28, 2009 and September 30, 2009, 1,448,985 and 645,644 shares of warrants were expired.

As of December 31, 2009, the Company has 2,088,159 outstanding warrants which will be expired in August 2010.

11.         RELATED PARTY TRANSACTIONS

For the years ended December 31, 2009 and 2008, the Company paid rent and utilities charge of $10,614 and $0, respectively to Mpay Services Limited, a related company which was controlled by a director, Mr. Tey Yong Qing, at the current market value in a normal course of business.

12.         CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2009, the customer who accounted for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	For the year ended December 31, 2009		December 31, 2009
	Revenues	Percentage of revenues	Trade accounts receivable

Customer A	$27,454	37%	$-
Customer B	13,302	18%	-
Customer C	12,404	17%	-
Customer D	8,564	12%	-
Total:	$61,724	84%	$-

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))

For the year ended December 31, 2008, the customer who accounted for 10% or more of the Company’s revenues and its outstanding balance at year-end date, are presented as follows:

	For the year ended December 31, 2008		December 31, 2008
	Revenues	Percentage of revenues	Trade accounts receivable

Customer D	$11,826	36%	$-
Customer E	11,135	34%	-
Customer F	8,927	27%	-
Total:	$31,888	97%	$-

(b)	Major vendors

For the years ended December 31, 2009 and 2008, there was no vendor represented more than 10% of the Company’s purchases.

(c)	Exchange rate risk

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

13.         COMMITMENTS AND CONTINGENCIES

(a)            Operating lease commitments

The Company’s subsidiary operating in Malaysia was committed under a number of non-cancelable operating leases of premises with a term arranging from 6 to 12 months  with fixed monthly rentals, due through September 2010. Total rent expense for the years ended December 31, 2009 and 2008 was $10,328 and $0, respectively.

As of December 31, 2009, the Company has future minimum rental payments of $5,824 due under various non-cancelable operating leases in the next 12 months.

(b)             Consulting services contract commitments

On September 10, 2009, the Company entered into a six-month consulting service contract with three individual consultants, each with an initial payment of 10,000,000 restricted shares issued at a fair value of $0.0035 per share upon the commencement of the contract and the following contingent fees of: (i) a fee equals to two percent (2%) of the gross consideration paid by or to the Company for the Acquisition or Merger, or of gross amount of capital contribution on the part of the Company for the joint venture that may be introduced by the consultant and successfully consummated by the Company; and (ii) a fee of two percent (2%) of the gross loan amount or debt proceeds upon any loan or debt financing arranged or introduced by the consultant to the Company.

As of the date of this filing, the consulting service contracts are expired and the Company is not obligated to any contingent fee due to non-performance by the consultants.

(c)         Legal proceedings

During 2009, 7Bridge Capital Partners, Ltd., et al. issued a threatened litigation letter against the Company. The threatened litigation seeks rescission of the acquisition of Gaeawave and the disposal of PBS, and any damages related thereto; compensatory damages; punitive and exemplary damages; treble damages; attorneys’ fees, and expert fees; preliminary and permanent injunctive relief; costs and disbursements of the action; and, such other relief and further equitable relief as the Court many deem just and proper. As of December 31, 2009, the plaintiff, 7Bridge Capital Partners, Ltd., et al., have not defined an amount and the case has not been filed, therefore, no case number has been assigned and no trial date has been set.

14.           COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE

There were no changes and disagreements with our accountants on accounting and financial disclosure during the fiscal years ending December 31, 2008 and 2009.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

Effective September 22, 2009 (Eastern Time 9PM), the following individuals were appointed as directors of the Company:

(i)
Mr. Shoon Hau Tsin, a Malaysian and a graduate from Wigan & Leigh College of UK in 1999 with a bachelor degree in Electrical and Electronic Engineering, began his career in the security and automation industry and was the General Manager of Business Development and Operations of a mobile payment company in Malaysia. Mr. Shoon resides at 30, Jalan SS 20/18, Damansara Utama, Petaling Jaya, 47400 Selangor, Malaysia.

(ii)
Mr. Tey Yong Qing, a Malaysian and a graduate from Multimedia University of Malaysia in 2007 with a Bachelor Acc (Hons) degree, began his career in the system development, project Management and e-Commerce industry with more than 4 years of proven track records and co-founded Gaeawave Sdn. Bhd. Mr. Tey resides at 110, Taman Perdana, Jalan Bakri, 84000 Muar, Johor, Malaysia.

(iii)
Mr. Fan Foo Min, a Malaysian and a graduate from Informatics College in Malaysia in 1995 with a First Class Diploma in Information Technology, began his career as a system analyst and developing business models and integrated transaction solutions for a travel agency, and pioneering the online business development and transactions system for the travel industry in Malaysia. Mr. Fan resides at 21, Jalan Perdana 2/1, Pandan Perdana, 55300, Kuala Lumpur, Malaysia.

(iv)
Ms. Thum May Yin, a Malaysian and Institute of Certified Management Accountants (“ICMA”) Level Diploma holder, began her career as an administration and accounting manager for a Malaysian company in 1991 and worked for various local and international companies in Malaysia as finance manager. Ms. Thum resides at 59/1, Jalan 35/26, Block E, Rampai Court, Setapak, 53300 Kuala Lumpur, Malaysia.

Effective September 23, 2009 (Eastern Time, 9PM), the following individuals resigned as directors and/or officers of the Company:

(i)	Mr. Jee Sam Choo as director, Member of the Audit Committee and Chairman of the Board of Director;
(ii)	Mr. King K. Ng as director, Member of the Audit Committee, President & Chief Executive Officer;
(iii)	Mr. Kok Keng Low as director, Member of the Audit Committee, Executive Vice President & Chief Operating Officer;
(iv)	Mr. Yu Hua Chen as director and Chief Officer – Greater China;
(v)	Mr. Thomas Chee Leong Wong as Chief Financial Officer; and
(vi)	Ms. Katherine Yoke-Lin Tung as Secretary & Treasurer.
None of the above ex-directors and ex-officers has any disagreement with the Company or with one another and their resignations are to pave ways for the new management team to grow the Company’s businesses in the E-Commerce and M-commerce industry.

Effective September 23 (Eastern Time 9PM), 2009, the following individuals were appointed as officers of the Company:

(i)	Mr. Shoon Hau Tsin as Chief Executive Officer, Secretary & Treasurer;
(ii)	Mr. Tey Yong Qing, as Chief Operating Officer; and
(iii)	Ms. Thum May Yin as Chief Financial Officer

Audit Committee and Charter
Our audit committee consists of our entire board of directors. Our audit committee, established in 2004, during the year 2009 and as at the date of this Annul Report, comprises all of our directors – Shoon Hau Tsin (Chief Executive Officer), Tey Yong Qing (Chief Operating Officer), Fan Foo Min and Thum May Yin (Chief Financial Officer).Our audit committee is responsible for:

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Officers.
Option award compensation is the fair value for stock options vested during the fiscal years ended December 31, 2006, 2007, 2008 and 2009, a notional amount estimated at the date of the grant using the Black-Scholes option-pricing model. The actual value received by the executives may differ materially and adversely from that estimated. A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officers and other executives for the most recent two years is as follows:

						Non-equity	Nonqualified
Name and						Incentive	Deferred	Other
Principal				Stock	Option	Plan	Compensation	Compensation
Position	Year	Salary ($)	Bonus ($)	awards ($)	awards ($)	compensation ($)	earnings ($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Shoon Hau Tsin	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President, CEO, and	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Director

Thum May Yin	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
CFO	2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tey Yong Qing	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
COO	2009	5,095	N/A	N/A	N/A	N/A	N/A	4,937	10,032

Narrative Disclosure To Summary Compensation Table

(1)	Shoon Hau Tsin, President, Chief Executive Officer, Company Secretary, Treasurer and a Director, does not draw any salary or benefit.
(2)	Thum May Yin was appointed Chief Financial Officer does not draw any salary or benefit.
(3)	Tey Yong Qing was appointed Chief Operating Officer and was paid a non recurring total salary of $5,095 and sales commission of $4,937 in 2009.

Executive Compensation Agreements

Principal Executive Officer
On September 23, 2009, the Company entered into an employment contract with Shoon Hau Tsin as the Principal Executive Officer, Company Secretary and Treasurer.

 Chief Financial Officer
On September 23, 2009, the Company entered into an employment contract with Thum May Yin as the Chief Financial Officer.

Chief Operating Officer
On September 23, 2009, the Company entered into an employment contract with Tey Yong Qing as the Chief Operating Officer.

Retirement, Resignation or Termination Plans

There was no retirement, resignation or termination plan awarded during the 2009 and 2008.

Directors’ Compensation
There was no directors’ compensation awarded during the year 2009 and 2008.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock as of December 31, 2009 by each director, officer, affiliate and person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common and/or preferred stock.

Where the Number of Shares Beneficially Owned includes shares of common stock which may be purchased upon the exercise of outstanding stock options and warrants which are or within sixty days will become exercisable (“presently exercisable options” and “presently exercisable warrants”, respectively) and the shares of common stock which may be issued upon the conversion of the shares of preferred stock which are or within sixty days will become convertible (“presently convertible preferred shares”), the percentage of class of shares of common stock reported in this column has been calculated assuming the exercises of such options and warrants and the conversion of such preferred shares. The percentages below for the class of common stock are calculated based on the sum of 1,478,815,204 shares of our common stock issued and outstanding as of March 15, 2010 and presently exercisable options of 3,221,073 and presently exercisable warrants of 2,088,159, which is equal to 1,484,124,436. There were no presently exercisable options and presently exercisable warrants owned by any of the directors and officers of the Company as of December 31, 2009. The percentages below for the class of preferred stock are calculated based on 5,000,000 shares of preferred stock issued and outstanding as of December 31, 2009. The number of authorized shares of common stock and preferred stock was 1,500,000,000 and 10,000,000, respectively.

Name and address of	Amount and nature of	Percent
Beneficial Owner	Beneficial Ownership	Of Class
Officers and Directors (1)
Tey Yong Qing (2a)	36,109,000 common stock	2.43%
Tey Yong Qing (2b)	2,500,000 preferred stock	50.00%

Shoon Hau Tsin (3)	31,250,000 common stock	2.11%

Thum May Yin (4)	3,400,000 common stock	0.23%

Fan Foo Min (5)	1,200,000 common stock	0.08%

Affiliate
Chai Kok Wai (6a)	36,142,000 common stock	2.43%
Chai Kok Wai (6b)	2,500,000 preferred stock	50.00%

All Officers, Directors and Affiliate as a Group (5 Persons) (7a)	108,101,000 common stock	7.28%
All Officers, Directors and Affiliate as a Group (5 Persons) (7b)	5,000,000 preferred stock	100.00%

Other Persons
Ng King Kau (8)	153,801,792 common stock	10.36%

Low Kok Keng (8)	129,550,159 common stock	8.73%

Chen Yu Hua (10)	100,742,553 common stock	6.79%

(1)
The address for each of the Company's directors and executive officers as of September 23, 2009 is the Company's principal offices, Cardtrend International, Inc. 800 5th Avenue, Suite 4100, Seattle, WA 98104.

(2a)
Appointed as a director on September 22, 2009 and Chief Operating Officer on September 23, 2009. The shares comprised 4,859,000 directly owned shares of common stock and 250,000,000 shares of common stock when 2,500,000 directly owned shares of presently convertible preferred stock were converted on September 30, 2009.

(2b)
The shares comprised only directly owned shares of preferred stock which are convertible to 250,000,000 shares of common stock when the Company’s authorized number of shares of common stock has been increased to 3,000,000,000 or more.

(3)	Appointed as a director on September 22, 2009, and Chief Executive Officer and Secretary & Treasurer on September 23, 2009.

(4)	Appointed as a director on September 22, 2009 and Chief Financial Officer on September 23, 2009.

(5)	Appointed as a director on September 22, 2009.

(6a)
One of the two equal shareholders of Gaeawave prior to it being acquired by the Company on September 22, 2009. The shares comprised 4,892,000  directly owned shares of common stock and 250,000,000 shares of common stock when 2,500,000 directly owned shares of presently convertible preferred stock were converted on September 30, 2009. The address is A-6-1, Seri Cendekia Condo, Jalan 4/124, Taman Connaught, 56100 Cheras, Kuala Lumpur, Malaysia.

(6b)
The shares comprised only directly owned shares of preferred stock which are convertible to 250,000,000 shares of common stock when the Company’s authorized number of shares of common stock has been increased to 3,000,000,000 or more.

(7a)
The shares comprised 5,000,000 shares of common stock and 500,000,000 shares of common stock when presently convertible shares are converted on or before September 30, 2009, directly owned by the directors, officers and the affiliate as a group.

(7b)
The shares comprised 5,000,000 shares of preferred stock which are convertible to 500,000,000 shares of common stock when the Company’s number of authorized shares of common stock has been increased to 3,000,000,000 or more, directly owned by the directors, officers and the affiliate as a group.

(8)
Resigned as a director and Chief Executive Officer on September 23, 2009, and the shares comprised only directly owned shares of common stock. All previously vested and un-vested options were cancelled on September 23, 2009. The current address is 7, Persiaran Damansara Endah, Damansara Heights, 50490 Kuala Lumpur, Malaysia.

(9)
Resigned as a director and Chief Operating Officer on September 23, 2009, and the shares comprised only directly owned shares of common stock. All previously vested and un-vested options were cancelled on September 23, 2009.The current address is 35, Jalan USJ 5/4, 47610 Subang UEP, Selangor, Malaysia.

(10)
Resigned as a director and Chief Officer – Greater China on September 23, 2009, and the shares comprised only directly owned shares of common stock. All previously vested and un-vested options were cancelled on September 23, 2009. The current address is Room 1608, East Tower, No. 13, XinChengNam Street, TienHeDong Road, Guangzhou, China.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended December 31, 2009 and 2008, the Company paid rent and utilities charge of $10,614 and $0, respectively to Mpay Services Limited, a related company which was controlled by a director, Mr. Tey Yong Qing, at the current market value in a normal course of business

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited), our current independent auditor, and all fees billed for other services rendered by the said firms during those periods.

Years Ended December 31,	2009	2008

Audit Fees (1)	82,000	62,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total Accounting Fees and Services	82,000	62,000

(1)
Audit Fee. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fee. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

Audit-Related Fees
“Audit-Related Fees” consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees" There were no Audit-Related services provided in fiscal years ended December 31, 2009 and 2008.

Tax Fees
“Tax Fees” consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in the years ended December 31, 2009 and 2008.

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

2. Exhibits: The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. Mezabay International Inc. shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

EXHIBITS

Exhibit
Number	Description

31.1	+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Ian Shoon Hau Tsin, the Registrant’s Chief Executive Officer.
31.2	+	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Karen Thum May Yin,, the Registrant’s Chief Financial Officer.
32.1	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by King K. Ng, the Registrant’s Chief Executive Officer.
32.2	+	Certification pursuant to 18 U.S.C. Section 1350, s adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Thomas CL Wong, the Registrant’s Chief Financial Officer.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th  day of April, 2010.

MEZABAY INTERNATIONAL INC.
A Nevada corporation

By:	SHOON HAU TSIN
Shoon Hau Tsin
Chief (Principal) Executive Officer

By:	THUM MAY YIN
Thum May Yin
Chief (Principal) Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signatures	Title	Date

SHOON HAU TSIN	Director, Chief Executive Officer, Secretary & Treasurer	April 15, 2010
Shoon Hau Tsin

TEY YONG QING	Director and Chief Operating Officer	April 15, 2010
Tey Yong Qing

FAN FOO MIN	Director	April 15, 2010
Fan Foo Min

THUM MAY YIN	Director and Chief Financial Officer	April 15, 2010
Thum May Yin