Form 10-Q
period 2010-03-31
MEZABAY INTERNATIONAL INC.
filed 2010-05-17
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30013

MEZABAY INTERNATIONAL INC.
(Formerly, Cardtrend International Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

800 5th Avenue
Suite 4100
Seattle, Washington 98104
(Address of principal executive offices, including zip code.)

(206) 447-1379
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     YES  ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐    NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,478,815,204 as of May 5, 2010.

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$3,298	$835
Prepayments, deposits and other receivables	48,648	19,642

Total current assets	51,946	20,477

Non-current assets:
Plant and equipment, net	27,299	27,662
Intangible asset	757,247	722,180
TOTAL ASSETS	$836,492	770,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$3,773	$5,397
Customer deposit	103,580	-
Accrued liabilities and other payables	244,624	251,139
Loan payable	100,000	100,000

Total liabilities	451,977	356,536

Commitments and contingencies	-

Stockholders’ equity:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value, 5,000,000 issued and outstanding as of March 31, 2010 and December 31, 2009	5,000	5,000
Common stock, 1,500,000,000 authorized common shares of $0.001 par value, 1,478,815,204 shares issued and outstanding as of March 31, 2010 and December 31, 2009	1,478,815	1,478,815
Accumulated other comprehensive income	63,891	29,319
Accumulated deficits	(1,163,191)	(1,099,351)

Total stockholders’ equity	384,515	413,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$836,492	$770,319

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2009

REVENUE, NET	$13,224	$14,821

COST OF REVENUE	(690)	(9,704)

GROSS PROFIT	12,534	5,117

Operating expenses:
Selling, general and administrative	(76,374)	(14,175)

LOSS BEFORE INCOME TAX	(63,840)	(9,058)

Income tax expense	-	-

NET LOSS	$(63,840)	$(9,058)

Other comprehensive income:
- Foreign currency translation gain	34,572	1,076

COMPREHENSIVE LOSS	$(29,268)	$(7,982)

Net loss per share – basic	$(0.00)	$(0.00)
Net loss per share – diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic	1,478,815,204	155,818,136
Weighted average shares outstanding – diluted	1,978,815,204	155,818,136

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(63,840)	$(9,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,648	-
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(27,645)	(59,456)
Customer deposit	100,057	-
Deferred revenue	(1,822)	(3,208)
Accrued liabilities and other payables	(6,008)	(15,107)

Net cash provided by (used in) operating activities	2,390	(86,829)

Cash flows from financing activities:
Capital contribution from stockholders	-	51,215

Net cash provided by financing activities	-	51,215

Effect of exchange rate changes in cash and cash equivalents	73	(1,731)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,463	(37,345)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	835	42,750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,298	$5,405

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock		Accumulated other comprehensive income	Accumulated deficits	Total stockholders’ equity
	No of shares	Amount	No of shares	Amount

Balance as of January 1, 2010	5,000,000	$5,000	1,478,815,204	$1,478,815	$29,319	$(1,099,351)	$413,783

Net loss for the period	-	-	-	-	-	(63,840)	(63,840)

Foreign currency translation adjustment	-	-	-	-	34,572	-	34,572

Balance as of March 31, 2010	5,000,000	$5,000	1,478,815,204	$1,478,815	$63,891	$(1,163,191)	$384,515

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Mezabay International Inc. (the “Company” or “MZBY”) was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003 and to Cardtrend International Inc. on July 24, 2007. On June 18, 2009, the Company has approved to change its current name to Mezabay International Inc.

MZBY, through its subsidiary, engages in the provision of IT consulting, programming and display advertising services in Malaysia.

Details of the Company’s subsidiary are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held
Gaeawave Sdn. Bhd.(formerly Intersenz Sdn Bhd.）(“Gaeawave”)	Malaysia, a limited liability company	Engaging in IT software design and online advertising services in Malaysia	2,500,000 issued shares of common stock of MYR 1 each.	100%

MZBY and its subsidiary are hereinafter referred to as “the Company”.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2010, the Company suffered from a net loss of $63,840 with the accumulated deficits of $1,163,191. Additionally, the Company incurred a working capital deficit of $400,031. The continuation of the Company is dependent upon the continuing financial support of shareholders and revenue to be generated from sales its software products. Management believes that these actions will enable the Company to continue its operations through March 31, 2011.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

• Basis of presentation

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

• Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

• Basis of consolidation

The condensed consolidated financial statements include the financial statements of MZBY and its subsidiary. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

• Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

• Plant and equipment

Plant and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, which mainly include office fixtures and equipment. Depreciation is calculated on the straight-line basis over the expected useful lives from the date on which they become fully operational, generally 5 years. Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,648 and $0, respectively.

• Intangible asset

Intangible asset is made up of software development tool acquired from a third party at the purchase costs. The development tool need further modification and mainly for internal use. As such, the Company follows the guidance set forth in ASC Topic 350-40, “Internal-Use Software” (“ASC 350-40”), in accounting for the development of its application service. Additionally, the Company follows the guidance in ASC 350-40 for costs incurred for computer software developed or obtained for internal use. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

As of March 31, 2010, no amortization is recognized as the software development tool is still yet to be put into commercial use. The useful life of the software development tool is expected to be 5 years.

For the three months ended March 31, 2010, the intangible asset was tested for impairment in accordance with ASC Topic 360-10-15. Based on the results of the Company's undiscounted cash flows calculation, the Company determined that no provision for impairment loss was required.

• Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

• Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The Company derives its revenue from provision of information technology (“IT”) consulting and programming service based upon the customer’s specifications. The service contracts are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue as services are performed and accepted by the customers.

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

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

• Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

• Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income or loss, as presented in the accompanying statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Translation of amounts from MYR into US$1 has been made at the following exchange rates for the respective period:

	March 31, 2010	March 31, 2009
Period end MYR: US$1 exchange rate	3.2704	3.6513
Period average MYR: US$1 exchange rate	3.3855	3.6317

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

·	Fair value measurement

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

·	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, other receivables and prepayments, customer deposit, loan payable, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

·	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

NOTE 5 – PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Prepayments	$24,159	$15,892
Utility and rental deposits	2,095	1,998
Advances to employees	21,047	-
Others	1,347	1,752
	$48,648	$19,642

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 6 – CUSTOMER DEPOSITS

On March 29, 2010, the Company entered into two software development agreements with an independent third party to develop and build up partition enhancement edition on the software applications based on the customer’s specification. The aggregate contract price is approximately $886,000 with a term of ranging from three to six months. As of March 31, 2010, the Company received customer deposits of $103,580.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Accrued expenses	$218,862	$212,080
Advances from third party	4,930	13,368
Other payables	20,832	25,691
	$244,624	$251,139

NOTE 8 – LOAN PAYABLE

As of March 31, 2010 and 2009, loan payable represented temporary borrowing for working capital purposes from a third party, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan payable was not significant.

NOTE 9 – INCOME TAX

For the three months ended March 31, 2010 and 2009, the local (“United States of America”) and foreign components of income before income taxes were comprised of the following:

	Three months ended March 31,
	2010	2009
Tax jurisdiction from:
– Local	$(67,653)	$-
– Foreign	3,813	(9,058)
Loss before income taxes	$(63,840)	$(9,058)

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)
The provision for income taxes consisted of the following:

Three months ended March 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	-	-

Deferred:
– Local	-	-
– Foreign	-	-
Income tax expense	$-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiary that operate in various countries: United States and Malaysia that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

MZBY is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company incurred a net operating loss of $67,653 and $0 for the three months ended March 31, 2010 and 2009, respectively

Malaysia

Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate ranged from 20% to 25% for 2010 and 20% to 26% for 2009. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. Gaeawave incurred an operating income of $3,813 and an operating loss of $9,059, respectively for the three months ended March 31, 2010 and 2009. No provision for Malaysia Corporate Income Tax has been made as the operating income for the period was offset by the unutilized tax losses from prior year.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2010 and 2009:

	March 31, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards from:
– United States	$63,276	$40,274
– Malaysia	3,800	4,563
Total deferred tax assets	67,076	44,837
Less: valuation allowance	(67,076)	(44,837)
Deferred tax assets	$-	$-

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

As of March 31, 2010, the Company incurred $196,639 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $67,076 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the three months ended March 31, 2010, the valuation allowance increased by $22,239, primarily relating to net operating loss carryforwards from local and foreign regimes.

NOTE 10 – STOCKHOLDERS’ EQUITY

(a)	Options

As of March 31, 2010, the Company has 1,521,073 outstanding options under 2007 Plan. For the three months period ended March 31, 2010, 1,700,000 options were expired and the remaining outstanding options will be expired on August 31, 2010.

(b)	Warrants

As of March 31, 2010, the Company has 2,088,159 outstanding warrants which will be expired in August 2010. There was no movement during the period ended March 31, 2010.

NOTE 11 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2010, one customer who accounted for 10% or more of the Company’s revenues and its outstanding balance at period-end date are $1,822 and $0 respectively.

For the three months ended March 31, 2009, there was no customer who accounted for 10% or more of the Company’s revenues.

(b)	Major vendors

For the three months ended March 31, 2010 and 2009, there was no vendor represented more than 10% of the Company’s purchases.

(c)	Exchange rate risk

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

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company’s subsidiary operating in Malaysia was committed under a number of non-cancelable operating leases of premises with a term ranging from 6 to 12 months with fixed monthly rentals, due through September 2010. Total rent expense for the three months ended March 31, 2010 and 2009 was $2,951 and $4,327, respectively.

As of March 31, 2010, the Company has future minimum rental payments of $3,434 under various non-cancelable operating leases in the next 12 months.

(b)         Legal proceedings

During 2009, 7Bridge Capital Partners, Ltd., et al. issued a threatened litigation letter against the Company. The threatened litigation seeks rescission of the acquisition of Gaeawave and the disposal of PBS, and any damages related thereto; compensatory damages; punitive and exemplary damages; treble damages; attorneys’ fees, and expert fees; preliminary and permanent injunctive relief; costs and disbursements of the action; and, such other relief and further equitable relief as the Court many deem just and proper. As of March 31, 2010, the plaintiff, 7Bridge Capital Partners, Ltd., et al., have not defined an amount and the case has not been filed, therefore, no case number has been assigned and no trial date has been set.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in this report as well as the Company’s 2009 Annual Report on Form 10K filed on April 15, 2010.

Recent Financial Results

During the three months ended March 31, 2010, the Company reported a net revenue of $13,224 as compared to $14,821 recorded for the corresponding three months ended March 31, 2009. During the three months ended March 31, 2010 the total cost of services was $690, as compared to $9,704 for the corresponding three months ended March 31, 2009, thereby generating a gross profit of $12,534 and $5,117 for the three months ended March 31, 2010 and 2009 respectively.

Consolidated Revenues and Operating Expenses

On a consolidated basis, the Company recorded total net revenue of $13,224 and $14,821 for the three months ended March 31, 2010.and 2009 respectively, a decrease of $1,597 or 11%. The corresponding total costs of goods sold and services rendered for the three months ended March 31, 2010 and 2009 were $690 and $9,704 respectively.  Hence, the total gross profits of the Company for the three months ended March 31, 2010 and 2009 were $12,534 and $5,117 respectively, producing a gross margin of 95% and 35% respectively. There was not much change in net revenue for the three months ended March 31, 2010 compared to corresponding period in 2009. The better gross margin in 2010 was   because of lower cost of sales, due to saving in direct sales commission cost.

The Company incurred total operating expenses of approximately $76,374 and $14,175 for the three months ended March 31, 2010 and 2009 respectively, an increase of $62,199 or 439%. The increase in operating expenses was because of higher cost incurred on report review fees, report filing fees and certificate cost.

There were no financing expense incurred for the three months ended March 31, 2010 and 2009 respectively.

Net loss for the three months ended March 31, 2010 and 2009 was $63,840 and $9,058 respectively, an increase of $54,782 or 605%. The increase in net loss was due to mainly to higher cost incurred on report review fees, report filing fees and certificate cost. The comprehensive loss for the three months ended March 31, 2010 and 2009 was $29,268 and $7,982 respectively.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash of $3,298 , as compared to the ending cash balance at of December 31, 2009 in the amount of $835, an increase of $2,463 or 295%.

Net cash generated from operating activities for the three months ended March 31, 2010 was $2,390 compared to net cash used in operating activities of $86,829 for the corresponding three months ended March 31, 2009, an increase of $89,219 or 103%. The increase in net cash generated from operations was mainly due to a collection of initial sales deposit amounting to $100,057 from a customer of Gaeawave by the name of Legend Venture.

Net cash provided by financial activities was $0 and $51,215 for the three months ended March 31, 2010 and 2009 respectively.

As of March 31, 2010, total current liabilities exceeded total current assets by $400,031 compared to a working capital deficit of $336,059 as of December 31, 2009.

Financial Condition

As of March 31, 2010, the Company’s consolidated cash and cash equivalents totaled $3,298. The Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. As of March 31, 2010, the Company had a working capital deficit of $400,031 and an accumulated deficit of $1,163,191 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

The Company’s subsidiary operating in Malaysia was committed under a number of non-cancelable operating leases of premises with a term ranging from 6 to 12 months with fixed monthly rentals, due through September 2010.

As of March 31, 2010, the Company has future minimum rental payments of $3,434 under various non-cancelable operating leases in the next 12 months.

The Company’s contractual obligations as at March 31, 2010 as required to be disclosed by Item 303(a)(5) of Regulation S-K are:

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

Trends, Risk and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors discussed in the Company’s Form 10K filed on April 15, 2010 before making an investment decision with respect to our Common Stock.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. With the current low level of business activities, a direct management oversight of transactions, along with the use of legal and accounting professionals, the management concluded that, as of March 31, 2010 our internal control over financial reporting is sufficient in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This Quarterly Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this Quarterly Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2010

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