Form 10-Q
period 2010-06-30
MEZABAY INTERNATIONAL INC.
filed 2010-08-13
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,478,815,204 as of August 11, 2010.

TABLE OF CONTENTS

MEZABAY INTERNATIONAL INC.
(FORMERLY CARDTREND INTERNATIONAL INC.)

ITEM NO.	DOCUMENT DESCRIPTION	PAGE

	PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	F-2

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2010 and 2009	F-3

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	F-4

	Condensed Consolidated Statement of Stockholders’ Equity for the Six Months ended June 30, 2010	F-5

	Notes to Condensed Consolidated Financial Statements	F-6 – F-15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk.	25

ITEM 4.	Controls and Procedures.	25

	PART II - OTHER INFORMATION

ITEM 1A.	Risk Factors.	26

ITEM 6.	Exhibits.	22

	Signatures	23

	Exhibit Index	24

PART I. FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$294,859	$835
Prepayments, deposits and other receivables	32,973	19,642

Total current assets	327,832	20,477

Non-current assets:
Plant and equipment, net	25,737	27,662
Intangible asset, net	738,807	722,180

TOTAL ASSETS	$1,092,376	770,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$1,897	$5,397
Customer deposit	224,563	-
Income tax payable	55,608	-
Loan payable	100,000	100,000
Accrued liabilities and other payables	235,285	251,139

Total liabilities	617,353	356,536

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
5,000,000 shares issued and outstanding as of June 30, 2010 and
December 31, 2009	5,000	5,000
Common stock, $0.001 par value; 1,500,000,000 shares authorized;
1,478,815,204 shares issued and outstanding as of June 30, 2010
and December 31, 2009	1,478,815	1,478,815
Accumulated other comprehensive income	69,955	29,319
Accumulated deficits	(1,078,747)	(1,099,351)

Total stockholders’ equity	475,023	413,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,092,376	$770,319

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

REVENUE, NET
- Software revenue	$244,058	$-	$244,058	$-
- Advertising revenue	2,125	-	3,718	-
- Service revenue	-	7,080	11,631	21,901

Total revenue, net	246,183	7,080	259,407	21,901

COST OF REVENUE
(inclusive of amortization)	(27,147)	(3,338)	(27,837)	(13,042)

GROSS PROFIT	219,036	3,742	231,570	8,859

Operating expenses:
Depreciation	(1,715)	(1,568)	(3,363)	(3,104)
Selling, general and administrative	(78,388)	(2,885)	(153,114)	(15,524)

INCOME (LOSS) BEFORE INCOME TAXES	138,933	(711)	75,093	(9,769)

Income tax expense	(54,489)	-	(54,489)	-

NET INCOME (LOSS)	$84,444	$(711)	$20,604	$(9,769)

Other comprehensive income:
- Foreign currency translation gain	6,064	1,270	40,636	2,346

COMPREHENSIVE INCOME (LOSS)	$90,508	$559	$61,240	$(7,423)

Net income (loss) per share:
– Basic	$0.00	$(0.00)	$0.00	$(0.00)
– Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average common stock outstanding:
– Basic	1,478,815,204	500,000,000	1,478,815,204	500,000,000
– Diluted	1,978,815,204	1,000,000,000	1,978,815,204	1,000,000,000

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$20,604	$(9,769)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,607	3,104
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(12,108)	(14,237)
Deferred revenue	(3,718)	(6,884)
Customer deposit	220,044	-
Income tax payable	54,489	-
Accrued liabilities and other payables	(17,640)	(15,178)

Net cash provided by (used in) operating activities	287,278	(42,964)

Cash flows from investing activities:
Purchase of plant and equipment	-	(31,039)
Purchase of intangible asset	-	(233,184)

Net cash used in financing activities	-	(264,223)

Cash flows from financing activities:
Capital contribution from stockholders	-	265,891

Net cash provided by financing activities	-	265,891

Effect of exchange rate changes in cash and cash equivalents	6,746	(1,283)

NET CHANGE IN CASH AND CASH EQUIVALENTS	294,024	(42,579)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	835	42,750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$294,859	$171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

					Accumulated
					other		Total
	Preferred stock		Common stock		comprehensive	Accumulated	stockholders'
	No of shares	Amount	No of shares	Amount	income	deficits	equity

Balance as of January 1, 2010	5,000,000	$5,000	1,478,815,204	$1,478,815	$29,319	$(1,099,351)	$413,783

Net income for the period	-	-	-	-	-	20,604	20,604

Foreign currency translation
adjustment	-	-	-	-	40,636	-	40,636

Balance as of June 30, 2010	5,000,000	$5,000	1,478,815,204	$1,478,815	$69,955	$(1,078,747)	$475,023

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

Mezabay International Inc. (the “Company” or “MZBY”) was incorporated under the laws of the State of Nevada in 1998 to engage in international business as Asian Alliance Ventures Inc. and subsequently changed its name to Asia Payment Systems Inc. in 2003 and to Cardtrend International Inc. on July 24, 2007. On June 18, 2009, the Company approved to change its current name to Mezabay International Inc.

MZBY, through its subsidiary, engages in the provision of IT consulting, programming and display advertising services in Malaysia.

Details of the Company’s subsidiary are described below:

Place of
	incorporation and	Principal activities	Particulars of issued/	Effective
	kind of legal	and place of	registered share	interest
Name	entity	operation	capital	held

Gaeawave Sdn. Bhd. (“Gaeawave”)	Malaysia, a limited liability company	Engaging in IT software design and online advertising services in Malaysia	2,500,000 issued shares of common stock of MYR 1 each	100%

MZBY and its subsidiary are hereinafter referred to as the “Company”.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

As of June 30, 2010, the Company incurred a working capital deficit of $289,521 and with the accumulated deficits of $1,078,747. The continuation of the Company is dependent upon the financial support from shareholders and the launch of its software products to the market. Management believes that these actions will enable the Company to continue its operations through June 30, 2011.

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

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the three months ended June 30, 2010 and 2009 was $1,715 and $1,568, respectively.

Depreciation expense for the six months ended June 30, 2010 and 2009 was $3,363 and $3,104, respectively.

•	Intangible asset

Intangible asset represents software development tool acquired from a third party at its purchase costs. The development tool needs further modification and mainly for internal use. As such, the Company follows the guidance set forth in ASC Topic 350-40, “Internal-Use Software” (“ASC 350-40”), in accounting for the development of its application service. Additionally, the Company follows the guidance in ASC 350-40 for costs incurred for computer software developed or obtained for internal use. ASC 350-40 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Phase 1 of the software development tools is successfully completed in June 2010 for commercial use and subject to amortization using a straight-line method over its estimated useful life of 5 years.

For the six months ended June 30, 2010, the intangible asset was tested for impairment in accordance with ASC Topic 360-10-15. Based on the results of the Company’s undiscounted cash flows calculation, the Company evaluated whether or not there was an impairment loss by comparing the fair value of the intangible asset to its carrying value.

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible asset held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment as of June 30, 2010.

•	Customer deposit

The Company receives deposit payments from the customers in the normal course of business upon signing the software development contracts.

•	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

(a)        Software revenue

The Company derives a significant portion of revenue from the sale of software development based upon the customer’s requirements and specifications at the fixed fee in a certain period of time. When such services are provided, revenues under the arrangement are recognized using contract accounting in accordance with the Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, using the percentage-of-completion method, based on the relationship of actual labor hours incurred to total labor hours estimated to be incurred over the term of the contract.

(b)        Advertising income

The Company provides display advertising service on its own webpage in a term of 9 to 12 months on a prepaid fixed-rate basis. The Company recognizes its revenues on a straight-line basis over the service period. Payment received from customers for display advertising not yet delivered are recorded as deferred revenue until actual deliveries take place.

(c)        Service income

The Company also provides information technology (“IT”) consulting and programming service based upon the customer’s specifications. The service contracts are billed either on a fixed-fee basis or on a time-and-material basis. Generally, the Company recognizes revenue as services are performed and accepted by the customers.

•	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share” Basic income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is United States Dollar (“US$”). The Company’s subsidiary in Malaysia maintain its books and records in its local currency, Malaysian Ringgit (“MYR”), which is functional currency as being the primary currency of the economic environment in which these entities operate.

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

Translation of amounts from MYR into US$1 has been made at the following exchange rates for the respective period:

	June 30, 2010	June 30, 2009
Period-end MYR: US$1 exchange rate	3.2521	3.5401
Period average MYR: US$1 exchange rate	3.3189	3.5955

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates one reportable segment in information technology business in Malaysia.

•	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, other receivables and prepayments, deferred revenue, customer deposit, loan payable, accrued liabilities and other payables. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

NOTE 5 – PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits and other receivables consisted of the followings:

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Prepayments	$26,084	$15,892
Utility and rental deposits	2,106	1,998
Others	4,783	1,752

	$32,973	$19,642

NOTE 6 – INANGIBLE ASSET

Intangible asset consisted of the followings:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Software development tools	$761,508	$722,180

Less: accumulated amortization	(22,701)	-

	$738,807	$722,180

Amortization for the three and six months ended June 30, 2010 was $22,244 and $22,244, respectively.

The estimated annual amortization expense is $88,976 for each of the five succeeding years.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables were comprised of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Accrued operating expenses	$233,648	$212,080
Advances from third party	-	13,368
Other payables	1,637	25,691

	$235,285	$251,139

NOTE 8 – LOAN PAYABLE

As of June 30, 2010, loan payable represented temporary borrowing for working capital purposes from a third party, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan payable was not significant.

NOTE 9 – INCOME TAX

For the six months ended June 30, 2010 and 2009, the local (“United States of America”) and foreign components of income (loss) before income taxes were comprised of the following:

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Six months ended June 30,
	2010	2009
Tax jurisdiction from:
– Local	$(142,861)	$-
– Foreign	217,954	(9,769)

Income (loss) before income taxes	$75,093	$(9,769)

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	54,489	-

Deferred:
– Local	-	-
– Foreign	-	-

Income tax expense	$54,489	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiary that operate in various countries: United States and Malaysia that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

MZBY is registered in the State of Nevada and is subject to the tax laws of the United States of America. The Company incurred an operating loss of $142,861 and $0 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, MZBY incurred $261,313 of the cumulative operating losses carryforwards available for federal tax purposes that may be used to offset future taxable income and will begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating losses carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s operating subsidiary, Gaeawave is subject to corporate income tax in Malaysia. Pursuant to the Malaysia Income Tax Laws, the Corporate Income Tax is at a statutory rate ranged from 20% to 25% for 2010 and 20% to 26% for 2009. Unutilized tax losses and capital allowances may be carried forward indefinitely to offset future taxable income. For capital allowances, there is an additional requirement that the same trade or business in respect of which these capital allowances were made continues to be carried on. The Company incurred an operating income of $217,954 and an operating loss of $9,769, respectively for the six months ended June 30, 2010 and 2009.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes from the operation in Malaysia for the six months ended June 30, 2010 and 2009 are as follows:

	Six months ended June 30,
	2010	2009

Income (loss) before income taxes	$217,954	$(9,769)
Income statutory tax rate	25%	25%
Income taxes calculated at statutory income tax rate	54,489	(2,442)

Net operating losses	-	2,442

Income tax expense	$54,489	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Deferred tax assets:
Net operating loss carryforwards from:
– United States	$88,847	$40,274
– Malaysia	-	4,563
Total deferred tax assets	88,847	44,837
Less: valuation allowance	(88,847)	(44,837)

Deferred tax assets	$-	$-

As of June 30, 2010, the Company has provided for a full valuation allowance against the deferred tax assets of $88,847 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely that these assets will not be realized in the future. For the six months ended June 30, 2010, the valuation allowance increased by $44,010, primarily relating to net operating loss carryforwards from local regime.

NOTE 10 – STOCKHOLDERS’ EQUITY

(a)           Options

As of June 30, 2010, the Company has 1,521,073 outstanding options under 2007 Plan. For the six months ended June 30, 2010, 1,700,000 options were expired and the remaining outstanding options will be expired on August 31, 2010.

(b)           Warrants

As of June 30, 2010, the Company has 2,088,159 outstanding warrants which will be expired in August 2010. There was no movement during the period ended June 30, 2010.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE 11 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)           Major customers

For the three and six months ended June 30, 2010, one customer represented more than 10% of the Company’s revenue and trade accounts receivable. This customer accounted for 94% of the Company’s revenues amounting to $244,058, with $0 of accounts receivable.

For the three and six months ended June 30, 2009, there was no customer who accounted for 10% or more of the Company’s revenues.

(b)           Major vendors

For the three and six months ended June 30, 2010 and 2009, there was no vendor who accounted for 10% or more of the Company’s purchases.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

(a)           Operating lease commitments

The Company leases office premises under a non-cancelable operating lease in a term of 12 months with fixed monthly rental, due through September 2010. Costs incurred under this operating lease are recorded as rental expense and totaled approximately $6,761 and $7,335 for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the Company has future minimum rental payments of $766 under a non-cancelable operating lease in the next 12 months.

(b)           Legal proceedings

During 2009, 7Bridge Capital Partners, Ltd., et al. issued a threatened litigation letter against the Company. The threatened litigation seeks rescission of the acquisition of Gaeawave and the disposal of PBS, and any damages related thereto; compensatory damages; punitive and exemplary damages; treble damages; attorneys’ fees, and expert fees; preliminary and permanent injunctive relief; costs and disbursements of the action; and, such other relief and further equitable relief as the Court may deem just and proper. As of June 30, 2010, the plaintiff, 7Bridge Capital Partners, Ltd., et al., has not defined an amount and the case has not been filed, therefore, no case number is assigned and no trial date is set.

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

Recent Financial Results

During the three and six months ended June 30, 2010, the Company reported a net revenue of $246,183 and $259,407 respectively as compared to $7,080 and $21,901 recorded for the corresponding three and six months ended June 30, 2009. During the three and six months ended June 30, 2010 the total cost of services was $27,147 and $27,837 respectively, as compared to $3,338 and $13,042 for the corresponding three and six months ended June 30, 2009 respectively, thereby generating a gross profit of $219,036 and $231,570 for the three and six months ended June 30, 2010 compared to gross profit of $3,742 and $8,859 for the corresponding periods in 2009 respectively.

Consolidated Revenues and Operating Expenses

On a consolidated basis, the Company recorded total net revenue of $246,183 and $259,407 for the three and six months ended June 30, 2010 compared to $7,080 and $21,901 for the corresponding periods in 2009 respectively, an increase of $239,103 or 3,377% and $237,506 or 1,084% respectively. The corresponding total costs of goods sold and services rendered for the three and six months ended June 30, were $27,147 and $27,837 respectively compared to $3,338 and $13,042 for the corresponding periods in 2009 respectively.  Hence, the total gross profits of the Company for the three and six months ended June 30, 2010 were $219,036 and $231,570 respectively compared to gross profits of $3,742 and $8,859 for the corresponding periods in 2009 respectively. These produced a gross margin of 89% and 89% for the three and six months ended June 30, 2010 respectively compared to 53% and 40% for the corresponding periods in 2009 respectively. The increase in gross profit for the second quarter of 2010 was due to the recognition of revenue derived from the completion of phase 1 of the development project for social networking system by the Company’s subsidiary in Malaysia, Gaeawave, with its customer, Legend Venture Pte. Ltd. (“LV”).

The Company incurred total operating expenses of approximately $80,103 and $156,477 for the three and six months ended June 30, 2010 compared to $4,453 and $18,628 for the corresponding periods in 2009 respectively, an increase of $75,650 or 1,699% and $137,849 or 740% respectively. The increase in operating expenses was because of higher cost incurred on report review fees, report filing fees and certificate cost.

There were no financing expense incurred for the three and six months ended June 30, 2010 and 2009 respectively.

The Company incurred income tax expense of $54,489 for the three and six months ended June 30, 2010. All the income tax expense was incurred by its subsidiary in Malaysia.

Net income for the three and six months ended June 30, 2010 was $84,444 and $20,604 respectively compared to net loss of $711 and $9,769 for the corresponding periods in 2009 respectively, an increase of $85,155 or 11,977% and $30,373 or 311% respectively. The increase in net income was mainly due to the completion of phase 1 of the development project for social network system with LV by Gaeawave. The comprehensive income for three and six months ended June 30, 2010 was $90,508 and $61,240 respectively compared to comprehensive income (loss) of $559 and ($7,423) for the corresponding periods in 2009 respectively.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash of $294,859, as compared to the ending cash balance as of December 31, 2009 in the amount of $835, an increase of $294,024 or 35,212%.

Net cash generated from operating activities for the six months ended June 30, 2010 was $287,278 compared to net cash used in operating activities of $42,964 for the corresponding six months ended June 30, 2009, an increase of $330,242 or 769%. The increase in net cash generated from operations was mainly due to the progressive payments received by Gaeawave for the development project of social network system from LV during the period.

Net cash used in investing activities was $0 and $264,223 for the six months ended June 30, 2010 and 2009 respectively.

Net cash provided by financial activities was $0 and $265,891 for the six months ended June 30, 2010 and 2009 respectively.

As of June 30, 2010, total current liabilities exceeded total current assets by $289,521 compared to a working capital deficit of $336,059 as of December 31, 2009.

Financial Condition

As of June 30, 2010, the Company’s consolidated cash and cash equivalents were in total of $294,859. The Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. As of June 30, 2010, the Company had a working capital deficit of $289,521 and an accumulated deficit of $1,078,747 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

The Company’s subsidiary operating in Malaysia was committed under a non-cancelable operating lease of premises with a term of 12 months with fixed monthly rentals, due through September 2010. As of June 30, 2010, the Company has future minimum rental payments of $766 under a non-cancelable operating lease in the next 12 months.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. With the current low level of business activities, a direct management oversight of transactions, along with the use of legal and accounting professionals, the management concluded that, as of June 30, 2010 our internal control over financial reporting is sufficient in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 6.             EXHIBITS

		Incorporated by Reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	The Registrant’s Certificate of Incorporation.	10-SB	3/20/00	2
3.2	The Registrant’s By-Laws.	10-SB	3/20/00	3
3.3	The Registrant’s Corporate Charter.	10-SB	3/20/00	1
3.4	The Registrant’s Certificate of Amendment to the Certificate of Incorporation dated November 2003.	8-K	12/19/03	3.1
3.5	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated July 24, 2007.	10-KSB/A	8/23/07	3.1
3.6	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated January 30, 2009.	10-K	4/15/08	3.1
3.7	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated June 19, 2009.	10-Q	8/19/09	3.7
10.1	The Registrant’s 2004 Non-qualified Stock Option.	S-8	5/20/04	10.1
10.2	The Registrant’s 2005 Stock Award Plan.	S-8	6/20/05	99.1

10.3	Employment Contract of Kok Keng Low, Chief Operating Officer, dated September 28, 2006.	10-QSB	11/17/06	10.2
10.4	The Registrant’s 2007 Non-qualified Stock Option Plan.	S-8	2/02/07	10.1
10.5	Employment Contract of King K. Ng, Chief Executive Officer, dated May 22, 2006.	8-K	6/01/07	99.2
10.6	Employment Contract dated July 1, 2006 and addendum/amendment to the contract dated January 1, 2007 of Thomas CL Wong, CFO.	10-KSB	5/21/07	10.8
10.7	Employment Contract of Yu Hua Chen, Chief Officer – Greater China, dated November 1, 2007.	10-K	4/15/08	10.1
10.8	Consulting Services Agreement between the Registrant and Scott Mac Caughern dated November 15, 2007.	10-K	4/15/08	10.2
10.9	Consulting Services Agreement between the Registrant and BullMarketMadness.Com LLC dated November 15, 2007.	10-K	4/15/08	10.3
10.10	Consulting Services Agreement between the Registrant and Wan Mu Chun dated January 1, 2007.	10-K	4/15/08	10.4
10.11	Consulting Services Agreement between the Registrant and Wong Yee Tat dated January 1, 2008.	10-K	4/15/08	10.5
10.12	Business Development Agreement between the Registrant and Willow Cove Investment Group Inc., dated January 30, 2008.	10-K	4/15/08	10.6
10.13	Business Development Agreement between the Registrant and Lim Han Seng dated March 10, 2008.	10-K	4/15/08	10.7
10.14	Administrative Services Contract between the Registrant and KateLin Enterprise Ltd. dated April 7.	10-K	4/15/08	10.8
10.15	Consulting Services Agreement between the Registrant and Adrian Yeo & Co. dated April 21, 2008.	10-Q	11/14/08	10.1
10.16	Consulting Services Agreement between the Registrant and Kim Kok Hai dated September 12, 2008.	10-Q	11/14/08	10.2
10.17	Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated May 5, 2008.	10-K	4/15/09	10.17
10.18	Amendment to the Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated October 30, 2008.	10-K	4/15/09	10.18
10.19	Convertible Promissory Note to Ng King Kau to the amount of $88,718.16 dated September 19, 2008.	10-K	4/15/09	10.19
10.20	Convertible Promissory Note to Low Kok Keng to the amount of $69,036.39 dated September 19, 2008.	10-K	4/15/09	10.20
10.21	Convertible Promissory Note to Choo Jee Sam to the amount of $138,637.29 dated September 19, 2008.	10-K	4/15/09	10.21
10.22	Convertible Promissory Note to Ho Yoon Fah to the amount of $31,758.33 dated September 19, 2008.	10-K	4/15/09	10.22
10.23	Convertible Promissory Note to Low Chin Hong to the amount of $148,590.15 dated September 19, 2008.	10-K	4/15/09	10.23
10.24	Convertible Promissory Note to Lim Yew Seng to the amount of $112,301.04 dated September 19, 2008.	10-K	4/15/09	10.24
10.25	Share Exchange Agreement with Tey Yong Qing and Chai Kok Wai dated September 11, 2009 for the acquisition of Gaeawave Sdn. Bhd.	10-Q	12/24/09	10.1
11.1	Share Exchange Agreement with Ng King Kau and others for the acquisition of Interpay International Group Ltd. dated May 19, 2006.	8-K	6/01/06	99.1

11.2	Share Exchange Agreement with Kok Keng Low and others for the acquisition of Cardtrend Systems Sdn. Bhd. dated September 28, 2006.	10-QSB	11/17/06	10.1
11.3	Sales and Purchase Agreement for the acquisition by Asia Payment Systems (HK) Ltd. of Global Uplink Ltd. in Hong Kong dated December 8, 2006.	10-KSB	5/21/07	11.4
11.4	Business Alliance Agreement with SMS Biz Sdn. Bhd. dated November 28, 2006.	10-KSB	5/21/07	11.1
11.5	Assignment of SMS Biz Distributorship Agreement with Etone Network Sdn. Bhd. to Payment Business Solutions Sdn. Bhd. dated December 1, 2006.	10-KSB	5/21/07	11.2
11.6	Sales and Purchase Agreement for the assets in the operating center of Global Uplink Communications Ltd. entered into between Asia Payment Systems (China) Co. Ltd. and Global Uplink Communications Ltd. dated December 8, 2006.	10-KSB	5/21/07	11.3
11.7	Exclusive Service Agreement between Asia Payment Systems (China) Co. Ltd. and Global Uplink Communications Ltd. dated October 24, 2007.	10-Q	11/15/07	10.5
11.8	Share Exchange Agreement with Yap Kit Chuan and others for the acquisition of SMS Biz Sdn. Bhd. dated January 18, 2009.	10-KSB	4/15/08	11.1
14.1	Code of Ethics.	10-KSB	4/20/04	14.1
16.1	Letter from RBSM LLP to the Securities and Exchange Commission regarding change in certifying accountant.	8-K	4/23/08	16.1
16.2	Letter from Weinberg & Co., CPA to the Securities and Exchange Commission regarding change in certifying accountant.	8-K	6/08/07	16.1
21.1	Subsidiaries and Associated Companies as of March 31, 2009.	10-K	4/15/09	21.1
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Board Resolution To Approve and Appoint 4 New Directors	8-K/A-1	3/08/10	99.1
99.2	King Kau Ng’s Letter of Resignation As a Director	8-K/A-1	3/08/10	99.2
99.3	Kok Keng Low’s Letter of Resignation As A Director	8-K/A-1	3/08/10	99.3
99.4	Jee Sam Choo’s Letter of Resignation As A Director	8-K/A-1	3/08/10	99.4
99.5	Yu Hua Chen’s Letter of Resignation As A Director	8-K/A-1	3/08/10	99.5
99.6	Board Resolution To Accept and Approve Resignations of Directors and Officers and Approve and Appoint 3 New Officers	8-K/A-1	3/08/10	99.6
99.7	Agreement For Termination of King Kau Ng’s Employment Contract As Chief Executive Officer	8-K/A-1	3/08/10	99.7
99.8	Agreement For Termination of Kok Keng Low’s employment Contract As Chief Operating Officer	8-K/A-1	3/08/10	99.8

99.9	Agreement For Termination of Yu Hua Chen’s Employment Contract As Chief Officer – Greater China	8-K/A-1	3/08/10	99.9
99.10	Agreement For Termination of Chee Leong Wong’s Employment Contract As Chief Financial Officer	8-K/A-1	3/08/10	99.10
99.11	Agreement For Termination of Katherine Yoke-Lin Tung’s Service Contract As Secretary & Treasurer	8-K/A-1	3/08/10	99.11
99.12	Hau Tsin Shoon’s Employment Contract	8-K/A-1	3/08/10	99.12
99.13	Yong Qing Tey’s Employment Contract	8-K/A-1	3/08/10	99.13
99.14	May Yin Thum’s Employment Contract	8-K/A-1	3/08/10	99.14
99.15	Board Resolution To Approve The Sin-off of Payment & Loyalty Group	8-K/A-1	3/08/10	99.15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August, 2010.

MEZABAY INTERNATIONAL INC.
A Nevada corporation

By:	SHOON HAU TSIN
Shoon Hau Tsin
Chief (Principal) Executive Officer

By:	THUM MAY YIN
Thum May Yin
Chief (Principal) Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith
3.1	The Registrant’s Certificate of Incorporation.	10-SB	3/20/00	2
3.2	The Registrant’s By-Laws.	10-SB	3/20/00	3
3.3	The Registrant’s Corporate Charter.	10-SB	3/20/00	1
3.4	The Registrant’s Certificate of Amendment to the Certificate of Incorporation dated November 2003.	8-K	12/19/03	3.1
3.5	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated July 24, 2007.	10-KSB/A	8/23/07	3.1
3.6	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated January 30, 2009.	10-K	4/15/08	3.1
3.7	The Registrant’s Certificate of Amendment of Amended Certificate of Incorporation dated June 19, 2009.	10-Q	8/19/09	3.7
10.1	The Registrant’s 2004 Non-qualified Stock Option.	S-8	5/20/04	10.1
10.2	The Registrant’s 2005 Stock Award Plan.	S-8	6/20/05	99.1
10.3	Employment Contract of Kok Keng Low, Chief Operating Officer, dated September 28, 2006.	10-QSB	11/17/06	10.2
10.4	The Registrant’s 2007 Non-qualified Stock Option Plan.	S-8	2/02/07	10.1
10.5	Employment Contract of King K. Ng, Chief Executive Officer, dated May 22, 2006.	8-K	6/01/07	99.2
10.6	Employment Contract dated July 1, 2006 and addendum/amendment to the contract dated January 1, 2007 of Thomas CL Wong, CFO.	10-KSB	5/21/07	10.8
10.7	Employment Contract of Yu Hua Chen, Chief Officer – Greater China, dated November 1, 2007.	10-K	4/15/08	10.1
10.8	Consulting Services Agreement between the Registrant and Scott Mac Caughern dated November 15, 2007.	10-K	4/15/08	10.2
10.9	Consulting Services Agreement between the Registrant and BullMarketMadness.Com LLC dated November 15, 2007.	10-K	4/15/08	10.3
10.10	Consulting Services Agreement between the Registrant and Wan Mu Chun dated January 1, 2007.	10-K	4/15/08	10.4
10.11	Consulting Services Agreement between the Registrant and Wong Yee Tat dated January 1, 2008.	10-K	4/15/08	10.5
10.12	Business Development Agreement between the Registrant and Willow Cove Investment Group Inc., dated January 30, 2008.	10-K	4/15/08	10.6
10.13	Business Development Agreement between the Registrant and Lim Han Seng dated March 10, 2008.	10-K	4/15/08	10.7
10.14	Administrative Services Contract between the Registrant and KateLin Enterprise Ltd. dated April 7.	10-K	4/15/08	10.8
10.15	Consulting Services Agreement between the Registrant and Adrian Yeo & Co. dated April 21, 2008.	10-Q	11/14/08	10.1
10.16	Consulting Services Agreement between the Registrant and Kim Kok Hai dated September 12, 2008.	10-Q	11/14/08	10.2
10.17	Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated May 5, 2008.	10-K	4/15/09	10.17

10.18	Amendment to the Convertible Promissory Note to RBSM LLP to the amount of $200,000 dated October 30, 2008.	10-K	4/15/09	10.18
10.19	Convertible Promissory Note to Ng King Kau to the amount of $88,718.16 dated September 19, 2008.	10-K	4/15/09	10.19
10.20	Convertible Promissory Note to Low Kok Keng to the amount of $69,036.39 dated September 19, 2008.	10-K	4/15/09	10.20
10.21	Convertible Promissory Note to Choo Jee Sam to the amount of $138,637.29 dated September 19, 2008.	10-K	4/15/09	10.21
10.22	Convertible Promissory Note to Ho Yoon Fah to the amount of $31,758.33 dated September 19, 2008.	10-K	4/15/09	10.22
10.23	Convertible Promissory Note to Low Chin Hong to the amount of $148,590.15 dated September 19, 2008.	10-K	4/15/09	10.23
10.24	Convertible Promissory Note to Lim Yew Seng to the amount of $112,301.04 dated September 19, 2008.	10-K	4/15/09	10.24
10.25	Share Exchange Agreement with Tey Yong Qing and Chai Kok Wai dated September 11, 2009 for the acquisition of Gaeawave Sdn. Bhd.	10-Q	12/24/09	10.1
11.1	Share Exchange Agreement with Ng King Kau and others for the acquisition of Interpay International Group Ltd. dated May 19, 2006.	8-K	6/01/06	99.1
11.2	Share Exchange Agreement with Kok Keng Low and others for the acquisition of Cardtrend Systems Sdn. Bhd. dated September 28, 2006.	10-QSB	11/17/06	10.1
11.3	Sales and Purchase Agreement for the acquisition by Asia Payment Systems (HK) Ltd. of Global Uplink Ltd. in Hong Kong dated December 8, 2006.	10-KSB	5/21/07	11.4
11.4	Business Alliance Agreement with SMS Biz Sdn. Bhd. dated November 28, 2006.	10-KSB	5/21/07	11.1
11.5	Assignment of SMS Biz Distributorship Agreement with Etone Network Sdn. Bhd. to Payment Business Solutions Sdn. Bhd. dated December 1, 2006.	10-KSB	5/21/07	11.2
11.6	Sales and Purchase Agreement for the assets in the operating center of Global Uplink Communications Ltd. entered into between Asia Payment Systems (China) Co. Ltd. and Global Uplink Communications Ltd. dated December 8, 2006.	10-KSB	5/21/07	11.3
11.7	Exclusive Service Agreement between Asia Payment Systems (China) Co. Ltd. and Global Uplink Communications Ltd. dated October 24, 2007.	10-Q	11/15/07	10.5
11.8	Share Exchange Agreement with Yap Kit Chuan and others for the acquisition of SMS Biz Sdn. Bhd. dated January 18, 2009.	10-KSB	4/15/08	11.1
14.1	Code of Ethics.	10-KSB	4/20/04	14.1
16.1	Letter from RBSM LLP to the Securities and Exchange Commission regarding change in certifying accountant.	8-K	4/23/08	16.1
16.2	Letter from Weinberg & Co., CPA to the Securities and Exchange Commission regarding change in certifying accountant.	8-K	6/08/07	16.1
21.1	Subsidiaries and Associated Companies as of March 31, 2009.	10-K	4/15/09	21.1
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Board Resolution To Approve and Appoint 4 New Directors	8-K/A-1	3/08/10	99.1
99.2	King Kau Ng’s Letter of Resignation As a Director	8-K/A-1	3/08/10	99.2
99.3	Kok Keng Low’s Letter of Resignation As A Director	8-K/A-1	3/08/10	99.3
99.4	Jee Sam Choo’s Letter of Resignation As A Director	8-K/A-1	3/08/10	99.4
99.5	Yu Hua Chen’s Letter of Resignation As A Director	8-K/A-1	3/08/10	99.5
99.6	Board Resolution To Accept and Approve Resignations of Directors and Officers and Approve and Appoint 3 New Officers	8-K/A-1	3/08/10	99.6
99.7	Agreement For Termination of King Kau Ng’s Employment Contract As Chief Executive Officer	8-K/A-1	3/08/10	99.7
99.8	Agreement For Termination of Kok Keng Low’s employment Contract As Chief Operating Officer	8-K/A-1	3/08/10	99.8
99.9	Agreement For Termination of Yu Hua Chen’s Employment Contract As Chief Officer – Greater China	8-K/A-1	3/08/10	99.9
99.10	Agreement For Termination of Chee Leong Wong’s Employment Contract As Chief Financial Officer	8-K/A-1	3/08/10	99.10
99.11	Agreement For Termination of Katherine Yoke-Lin Tung’s Service Contract As Secretary & Treasurer	8-K/A-1	3/08/10	99.11
99.12	Hau Tsin Shoon’s Employment Contract	8-K/A-1	3/08/10	99.12
99.13	Yong Qing Tey’s Employment Contract	8-K/A-1	3/08/10	99.13
99.14	May Yin Thum’s Employment Contract	8-K/A-1	3/08/10	99.14
99.15	Board Resolution To Approve The Sin-off of Payment & Loyalty Group	8-K/A-1	3/08/10	99.15