Form 10-Q/A
period 2009-09-30
MEZABAY INTERNATIONAL INC.
filed 2010-09-17
CIK 1085113

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

TABLE OF CONTENTS

MEZABAY INTERNATIONAL INC.

ITEM	Description	Page

	Explanatory Note	3

	PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2009 (restated and unaudited) and December 31, 2008	F-1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine months Ended September 30, 2009 and 2008 (restated and unaudited)	F-2
	Condensed Consolidated Statement of Cash Flows for the Nine months Ended September 30, 2009 and 2008 (restated and unaudited)	F-3
	Condensed Consolidated Statement of Stockholders’ Deficit for the Nine months Ended September 30, 2009 and 2008 (restated and unaudited)	F-4
	Notes to Condensed Consolidated Financial Statements (restated and unaudited)	F-5 to F-19

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	26

ITEM 4.	Controls and Procedures	26

	PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	28

ITEM 5.	Other Information	28

ITEM 6.	Exhibits	28

	Signatures	33

	Exhibit Index	34

EXLANATORY NOTE

Mezabay International Inc. (the “Company”) is filing this Amendment No. 1 (“Amended Filing”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2009 to reflect the restatement of its unaudited financial statements, the notes thereto and related disclosures, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2009 (the “Original Filing”).

The Company received comment letters from the Staff of the Securities and Exchange Commission dated March 18, 2010 and a follow-up letter on August 10, 2010 with respect to the above-referenced filing of the Company.

On August 10, 2010, the Company’s management determined that the previously issued financial statements contained in the Original Filing should no longer be relied upon due to errors made in the method of recording the reverse acquisition and recapitalization transaction with Gaeawave on September 11, 2009, and that the Company would restate such financial statements to make the necessary corrections. In addition, on September 17, 2010, the Company announced this restatement in a Current Report on Form 8-K.

As a result of the revisions in Part I, Item 1 of this Amended Filing, Part I, Item 2, Management’s Discussion and Analysis of Financial condition and Results of Operation, is revised to incorporate all the revisions made to Part I, Item 1 as stated in the previous paragraph. For additional detailed information regarding the restatements affecting this report, please see the attached amended and restated condensed consolidated financial statement.

PART I.   FINANCIAL  INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Restated and
	unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$89	$42,750
Prepayments, deposits and other receivables	14,858	-

Total current assets	14,947	42,750

Plant and equipment, net	28,805	-
Intangible asset, net	710,209	-

TOTAL ASSETS	$753,961	$42,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Deferred revenue	$18,970	$17,679
Accrued liabilities and other payables	228,638	16,425
Loan payable	100,000	-

Total liabilities	347,608	34,104

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 10,000,000 authorized preferred shares of $0.001 par value,
5,000,000 shares issued and outstanding as of September 30, 2009
and December 31, 2008	5,000	5,000
Common stock, 1,500,000,000 authorized common shares of $0.001 par value,
1,478,815,204 and 500,000,000 share issued and outstanding as of September
30, 2009 and December 31, 2008, respectively	1,478,815	500,000
Additional paid-in capital	-	1
Accumulated deficits	(1,094,483)	(496,532)
Accumulated other comprehensive income	17,021	177

Total stockholders’ equity	406,353	8,646

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$753,961	$42,750

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUE, NET
Sales	$22,299	$-	$54,194	$-
COST OF REVENUE	(13,714)	-	(32,009)	-
GROSS PROFIT	8,585	-	22,185	-
OPERATING EXPENSES:
Depreciation and amortization	1,580	-	3,123	-
Stock based compensation	105,000	-	105,000	-
Selling, general and administrative expenses	15,805	-	50,461	-
Total operating expenses	122,385	-	158,584	-

LOSS BEFORE INCOME TAX	(113,800)	-	(136,399)	-
Income tax expense	-	-	-	-
NET LOSS	(113,800)	-	(136,399)	-
Other comprehensive loss:
- Foreign currency translation gain	16,844	-	16,844	-
COMPREHENSIVE LOSS	(96,956)	-	(119,555)	-

Net loss per share – basic	$(0.00)	-	(0.00)	-
Net loss per share – diluted	$(0.00)	-	(0.00)	-
Weighted average shares outstanding – basic	303,071,697	-	516,539,835	-
Weighted average shares outstanding – diluted	328,071,697	-	566,539,835	-

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
	(Restated)	(Restated)

Cash flows from operating activities:
Net loss	$(136,399)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,123	-
Stock based compensation expenses	105,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(438)	-
Deferred revenue	1,291	-
Accrued liabilities and other payables	10,066	-

Net cash used in operating activities	(17,357)	-

Cash flows from investing activities:
Purchase of plant and equipment	(31,264)	-
Purchase of intangible assets	(710,209)	-

Net cash used in investing activities	(741,473)	-

Cash flows from financing activities:
Capital contribution by shareholders	699,325	-

Net cash provided by financing activities	699,325	-

Effect of exchange rate changes on cash and cash equivalents	16,844	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,661)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	42,750

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89	$-

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	No. of		No. of		paid-in	comprehensive	Accumulated	stockholders’
	shares	Amount	shares	Amount	capital	income	deficit	(deficit) equity
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance as of January 1,
2009, as restated	5,000,000	$5,000	500,000,000	500,000	$1	$177	$(496,532)	$8,646

Shares effectively
issued to former
MZBY shareholders
as part of
recapitalization	-	-	978,815,204	978,815	(699,326)	-	(461,552)	(182,063

Capital contribution
from shareholders	-	-	-	-	699,325	-	-	699,325

Net loss for the
period	-	-	-	-	-	-	(136,399)	(136,399)

Foreign currency
translation
adjustment	-	-	-			16,844		16,844

Balance as of
September 30, 2009	5,000,000	$5,000	1,478,815,204	$1,478,815	$-	$17,021	$(1,094,483)	$406,353

See accompanying notes to condensed consolidated financial statements.

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 1                                BASIS OF PRESENTATION

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

NOTE – 2                                ORGANIZATION AND BUSINESS BACKGROUND

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

On September 11, 2009, the Company entered into a Share Exchange Agreement (the “Agreement”) with Gaeawave Sdn Bhd, (“Gaeawave”) a company organized as a limited liability company under Companies Act, 1965 in Malaysia among the stockholders of the Company and Gaeawave. Pursuant to the Agreement, the Company issued 10,000,000 shares of the Company’s Series D Preferred Stock (the “Series D Preferred Stock”) to the shareholders of Gaeawave in exchange for 100% capital stock in Gaeawave, thus causing to become a subsidiary of the Company. This share exchange transaction resulted in the shareholders of Gaeawave obtaining a majority voting interest in the Company.

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

MEZABAY INTERNATIONAL INC.
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

NOTE – 3                                GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. For the period ended September 30, 2009, the Company incurred a net loss of $136,399 and incurred a negative cash flow of $17,357 from operating activities. At September 30, 2009, the Company had a working capital deficiency of $332,661 and the accumulated deficits of $1,094,483. The Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

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

MEZABAY INTERNATIONAL INC.
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

MEZABAY INTERNATIONAL INC.
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

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

*           Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The reporting currency of the Company is the United States dollar (“US$”). The functional currency of the Company's subsidiary operating in Malaysia is the Malaysian Ringgit (“MYR”) and its financial records are maintained and its financial statements are prepared in MYR.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

MEZABAY INTERNATIONAL INC.
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

*           Stock based compensation

The Company adopts ASC Topic 718, “Stock Compensation” (“ASC 718”) using the fair value method. Under ASC 718, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period.

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

MEZABAY INTERNATIONAL INC.
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

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

MEZABAY INTERNATIONAL INC.
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

NOTE – 5                                PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES

Prepayments, deposits, other receivables are comprised of the following:

	September 30, 2009	December 31, 2008

Prepayments	$13,479	$-
Sundry deposits	115	-
Other receivables	1,264	-

	$14,858	$-

NOTE – 6                                ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables are comprised of the following:

	September 30, 2009	December 31, 2008

Accrued expenses	$23,374	$-
Other payables	205,264	16,425

	$228,638	$16,425

Other payables consisted of temporary advances from independent third parties with no interest bearing, unsecured and no fixed terms of repayment.

NOTE – 7                                INCOME TAX

For the nine months ended September 30, 2009 and 2008, the local (“U.S.”) and foreign components of loss from operations before income taxes were comprised of the following:

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended September 30,
	2009	2008
Tax jurisdictions from:
- Local	$(105,000)	$-
- Foreign	(31,399)	-

Loss before income taxes	$(136,399)	$-

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

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 8                                COMMON STOCK

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

NOTE – 9                                STOCK BASED COMPENSATION

(a)           Options

There is no movement for the nine months ended September 30, 2009.

As of September 30, 2009, the Company has 3,221,073 outstanding options under 2007 Plan; for 1,700,000 outstanding options will be expired in the first quarter in 2010 and the remaining option will be expired on August 31, 2010.

(b)           Warrants

As of September 28, 2009 and September 30, 2009, 1,448,985 and 645,644 shares of warrants were expired.

As of September 30, 2009, the Company has 2,088,159 outstanding warrants which will be expired in August 2010.

NOTE – 10                              CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)           Major customers

For the three months ended September 30, 2009 and 2008, there was no customer who account for 10% or more of revenue of the Company.

MEZABAY INTERNATIONAL INC.
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

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE – 11                              COMMITMENTS AND CONTINGENCIES

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

(b)           Consulting services contract commitments

As of September 30, 2009, the Company had 3 consulting service contracts expiring within 6 month, each with an issuance  of 10,000,000 restricted shares at a price of $0.0035 per share for the service payment of $35,000 each upon engagement on September 11, 2009 and the following contingent fees: (i) a fee equals to two percent (2%) of the gross consideration paid by or to the Company for the Acquisition or Merger, or of gross amount of capital contribution on the part of the Company for the joint venture that may be introduced by the consultant and successfully consummated by the Company; and (ii) a fee of two percent (2%) of the gross loan amount or debt proceeds upon any loan or debt financing arranged or introduced by the consultant to the Company

NOTE - 12                               RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 10, 2010, the Company’s management determined that the Company’s financial statements as of September 30, 2009 and for the three and nine months then ended should no longer be relied upon and should be restated due to errors made in the method of recording the reverse acquisition and recapitalization transaction with Gaeawave completed on September 11, 2009. Also, the Company received comments from the staff of the SEC dated March 18, 2010, which led to the Company’s conclusion that the historical financial statements in the Form 10-Q require restatement to properly record the correct figures accordingly.

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated balance sheet as of September 30, 2009:

	As of September 30, 2009
	As filed	As restated

Cash and cash equivalent	$2,715	$89
Total current assets	17,573	14,947
Total assets	756,587	753,961

Accrued liabilities and other payables	231,264	228,638
Total liabilities	350,234	347,608

Additional paid-in capital	299,325	-
Accumulated deficits	(1,393,808)	(1,094,483)
Total liabilities and stockholders’ equity	756,587	753,961

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company’s consolidated balance sheet as of December 31, 2008:

	As of December 31, 2008
	As filed	As restated
ASSETS
Current assets:
Cash and cash equivalent	$48,115	$42,750
Prepayments, deposits and other receivables	14,420	-

Total current assets	62,535	42,750

Non-current assets:
Plant and equipment, net	664	-

TOTAL ASSETS	$63,199	$42,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenue	$17,679	$17,679
Accrued liabilities and other payables	292,133	16,425
Loan payable	100,000	-

Total liabilities	409,812	34,104

Stockholders’ equity:
Preferred stock, 10,000,000 authorized preferred shares of $0.001
par value, 5,000,000 shares issued and outstanding	10,000	5,000
Common stock, 1,500,000,000 authorized common shares of $0.001
par value, 500,000,000 shares issued and outstanding	-	500,000
Additional paid-in capital	900,619	1
Accumulated other comprehensive loss	177	177
Accumulated deficits	(1,257,409)	(496,532)

Total stockholders’ equity (deficit)	(346,613)	8,646

Total liabilities and stockholders’ equity	$63,199	$42,750

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2008:

	Three months ended September 30, 2008
	As filed	As restated
Selling, general and administrative expenses	$459,222	$-

Total operating expenses	459,222	-

LOSS BEFORE INCOME TAX	(459,222)	-

NET LOSS	(459,222)	-

COMPREHENSIVE LOSS	(459,222)	-

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2008:

	Nine months ended September 30, 2008
	As filed	As restated
Selling, general and administrative expenses	$1,265,877	$-

Total operating expenses	1,265,877	-

LOSS BEFORE INCOME TAX	(1,265,877)	-

NET LOSS	(1,265,877)	-

COMPREHENSIVE LOSS	(1,265,877)	-

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated statement of cash flow for the nine months ended September 30, 2009:

	Nine months ended September 30, 2009
	As filed	As restated
Cash flow from operating activities
Changes in operating assets and liabilities:
Accrued liabilities and other payables	$7,327	$10,066
Net cash used in operating activities	(20,096)	(17,357)

Net change in cash and cash equivalents	(45,400)	(42,661)
Cash and cash equivalents, beginning of period	48,115	42,750

Cash and cash equivalents, end of period	2,715	89

MEZABAY INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

The following sets forth the effect of the restatement on the applicable line items in the Company’s condensed consolidated statement of cash flow for the nine months ended September 30, 2008:

	Nine months ended September 30, 2008
	As filed	As restated
Cash flow from operating activities
Net loss	$(1,265,877)	$-
Changes in operating assets and liabilities:
Accrued liabilities and other payables	1,265,877	-

The following sets forth the effect of the netting-off on the applicable line items in the Company’s condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2009:

	Nine months ended September 30, 2009
	As filed	As restated
Additional paid-in capital	$299,325	$-
Accumulated deficit	(1,393,808)	(1,094,483)

The restatement has no effect in the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2009.

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

On September 14, 2009, the Board of Directors approved the Company’s Prepaid Business, Processing Business and Card Business, collectively referred to as the “Payment & Loyalty Business”, to be grouped under an immediate subsidiary in Malaysia, Payment Business Solutions Sdn. Bhd. (“PBS”), and that the business of Gaeawave, upon it being acquired, be formed under a different segment, referred to as the “E-commerce Business.”

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

Recent Financial Results

During the three and nine months ended September 30, 2009, the Company reported a net revenue of $22,299 and $54,194, respectively, as compared to $0 and $0, respectively, recorded for the corresponding three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2009, the total cost of services were $13,714 and $32,009 respectively, as compared to $0 and $0, respectively, for the corresponding three and nine months ended September 30, 2008 thereby generating a gross profit of $8,585 and $22,185 for the three and nine months ended September 30, 2009.

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

Net loss for the three and nine months ended September 30, 2009 was $113,800 and $136,399 respectively, as compared to $0 and $0 for the corresponding periods ended September 30, 2008. The comprehensive loss for the three and nine months ended September 30, 2009 was $96,956 and $119,555 respectively as compared to $0 and $0 for the corresponding periods ended September 30, 2008 respectively.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash of $89, as compared to the ending cash balance at of December 31, 2008 in the amount of $42,750, a decrease of $42,661 (or 100%).

Net cash used in operating activities was $17,357 for the nine months ended September 30, 2009, compared to $0 for the same corresponding period in 2008, an increase of $20,096. The increase in net cash used in operations was mainly due to settlement of research and development cost, and sales commission expenses.

Net cash used in investing activities was $741,473 for the nine months ended September 30, 2009, compared to net cash generated of $0 for the same corresponding period in 2008.

As of September 30, 2009, total current liabilities exceeded total current assets by $332,661 compared to a working capital of $8,646 at December 31, 2008. As of September 30, 2009, the current liabilities include $100,000 owing to the Company’s former JV partner, Shandong Hengtong Chemical Industrial Company Ltd. The loan from Shandong Hengtong Chemical Industrial is non-interest bearing and no fixed term of repayment, due upon demand.

Financial Condition

As of September 30, 2009, the Company’s consolidated cash and cash equivalents totaled $89. The Company has insufficient funds to operate their existing business over the next three months. However, the Company’s goal is to achieve profitability and to generate positive cash flows from operations. The Company’s capital requirements depend on a variety of factors, including but not limited to, the rate of increase or decrease in the Company’s existing business base, the success, timing, and amount of investment required to launch new businesses, revenue growth or decline, and potential acquisitions. Failure to generate positive cash flow from operations will have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s ability to achieve the planned revenue targets and/or generate positive cash flows from operations in the future is predicated upon numerous factors with varying levels of importance as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. As of September 30, 2009, the Company had a working capital deficit of $332,661 and an accumulated deficit of $1,094,483 since inception of its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company's existence is dependent upon its ability to obtain additional capital and sustain profitable operations. The uncertainty related to these conditions also raises doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations

The Company’s contractual obligations as at September 30, 2009 as required to be disclosed by Item 303(a)(5) of Regulation S-K are:

Consulting services contract commitments

As of September 30, 2009, the Company had 3 consulting service contracts expiring within 6 month, each with an issuance of 10,000,000 restricted shares at a price of $0.0035 per share for the service payment of $35,000 each upon engagement on September 11, 2009 and the following contingent fees: (i) a fee equals to two percent (2%) of the gross consideration paid by or to the Company for the Acquisition or Merger, or of gross amount of capital contribution on the part of the Company for the joint venture that may be introduced by the consultant and successfully consummated by the Company; and (ii) a fee of two percent (2%) of the gross loan amount or debt proceeds upon any loan or debt financing arranged or introduced by the consultant to the Company

The expected timing of the obligations discussed above was estimated based on information known to the Company as at the time of filing of this report. As at the time of this report, certain of the above contractual obligations have not been met.

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

The Company’s management, including the chief executive officer and chief financial officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Mezabay International Inc. can be prevented.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of September, 2010.

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